Form 10-K
period 2011-12-31
MAGICJACK VOCALTEC LTD
filed 2012-03-15
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in this charter)

STATE OF ISRAEL (State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 BENNY GAON STREET, BUILDING 2B
POLEG INDUSTRIAL AREA, NETANYA, ISRAEL 42504
(Address of principal executive offices, including zip code)

(561) 771-2255
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Ordinary Shares, No Par Value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting Company ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Stock Market as of such date) was $188,143,053.

The number of the registrant’s ordinary shares outstanding as of February 29, 2012 was 21,018,254 shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

ii

DEFINITIONS

In this annual report on Form 10-K, unless the context otherwise requires:

•
references to “magicJack VocalTec,” the ”Company,” “we,” “us” or “our” are to magicJack VocalTec Ltd., a company organized under the laws of the State of Israel (the “Registrant”), and its wholly-owned subsidiaries;

•	references to “ordinary shares”, “our shares” and similar expressions refer to the Registrant’s Ordinary Shares, no par value;

•
references to “$” or “dollars” are to U.S. dollars and all references to “NIS” are to New Israeli Shekels. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars;

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;

•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	references to “NASDAQ” are to the NASDAQ Global Stock Market; and

•	references to the “SEC” are to the United States Securities and Exchange Commission.

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK & Design, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICIN, MAGICOUT, MAGICFIX, MAGIFIX & Design, MAGICPHONE, and MAGICPAGE are trademarks of magicJack LP. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, and Mexico, for the MAGICJACK & Design mark in Canada and Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

SHARE AND PER SHARE INFORMATION

All share and per share information in this annual report on Form 10-K has been adjusted for the 1-for-10 reverse stock split effected in connection with the merger of VocalTec Communications Ltd. and YMax Corporation in July, 2010, as well as a 2-for-1 stock split paid in the form of a 100 percent share dividend effective December 16, 2011, described in Note 15, “Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “MAY,” “PLAN,” “PROJECT,” “SHOULD” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO MAGICJACK VOCALTEC OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS AND ASSUMPTIONS OF MAGICJACK VOCALTEC WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. MANY FACTORS COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS THAT MAY BE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPETITION WE FACE; OUR RELIANCE ON THE MAGICJACK PRODUCT AND RELATED SOFTWARE LICENSE FOR A SUBSTANTIAL PORTION OF OUR REVENUES; OUR ABILITY TO ATTRACT NEW CUSTOMERS AND RETAIN CURRENT CUSTOMERS; OUR ABILITY TO OBTAIN ENOUGH PHONE NUMBERS TO MEET OUR CUSTOMERS’ DEMANDS; OUR ABILITY TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS OR DEFEND OURSELVES AGAINST CLAIMS OF INFRINGEMENT; OUR ABILITY TO DEVELOP AND DEPLOY NEW PRODUCTS; ABILITY TO COMPLY WITH DOMESTIC AND INTERNATIONAL REGULATIONS AND STANDARDS; THE ABILITY TO ANTICIPATE DEMAND FOR OUR PRODUCTS; DIFFERENCES BETWEEN OUR SERVICES AND TRADITIONAL PHONE SERVICES, INCLUDING 911 SERVICE; OUR ABILITY TO ADAPT TO RAPID CHANGES IN THE MARKET FOR VOICE SERVICES; OUR DEPENDENCE ON KEY SWITCHING ELEMENTS FROM COMPETITORS; UNCERTAINTIES RELATING TO REGULATION OF VOICE-OVER-INTERNET-PROTOCOL SERVICES; SERVER OR SYSTEM FAILURES THAT COULD AFFECT THE QUALITY OR DISRUPT THE SERVICES WE PROVIDE AND OUR ABILITY TO MAINTAIN DATA SECURITY.

CERTAIN FACTORS THAT MIGHT CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD LOOKING STATEMENTS ARE INCLUDED AND FULLY DESCRIBED IN PART I, ITEM 1A, “RISK FACTORS.” SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED, PLANNED OR PROJECTED. MAGICJACK VOCALTEC DOES NOT INTEND OR ASSUME ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. ANY FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

ITEM 1.                      BUSINESS

Merger

On July 16, 2010, VocalTec Communications Ltd. (“VocalTec”), an Israeli public company listed on NASDAQ, entered into and consummated a Merger Agreement (the “Merger Agreement”) with YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”). Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was the accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd. (which including its subsidiaries, is also referred to as the “Company,” “We,” or “magicJack VocalTec”). The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

Business Overview

magicJack VocalTec is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone (“magicJack PC”) and the award winning magicJack products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as little as $20 a year for a license renewal to access our servers, and our customers then continue to obtain free telephone services. During September 2011, we began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUSTM, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

Following the 2010 business combination, magicJack VocalTec is a vertically integrated group of companies. We now own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property pending and proprietary technologies. We are now also wholesaling telephone service to VoIP providers and others telecommunication carriers.

During September 2011, we began promoting the magicJack PC, a softphone that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APPTM also became available for the iPhone, iPad and iPod Touch. It will be available for Android smart phones in the second quarter of 2012.

The magicJack PLUS’ core technology and device is expected to have a long life as we are able to add Wi-Fi and 4G connection capabilities, as well as other functions by adding capabilities to the magicJack PLUS or developing very small modules that can connect to the magicJack PLUS in a daisy chain format. In the future, these other modules and the magicJack PLUS are expected to provide telephone service, video on demand and ISP along with the other features, hence Triple Play plus capabilities, in a device weighing just a few ounces. This can be accomplished in a number of ways and we plan to develop the most cost effective and highest quality alternatives for our customers. We intend to partner with a wireless 4G provider to be able to offer Triple Play services.

Our corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. We are located at 12 Benny Gaon Street, Building 2B, Poleg Industrial Area, Netanya, Israel 42504 (telephone number +972-9-970-3888). We were organized under the laws of the State of Israel in 1989 and are subject to the Israeli Companies Law, or the Companies Law. Our subsidiary, YMax, whose offices are at 5700 Georgia Avenue, West Palm Beach, Florida, 33405 (telephone number 561-771-2255) is our U.S. agent for service.

Product and Service Offerings

magicJack and magicJack PLUS

The magicJack and magicJack PLUS are VoIP devices weighing about one ounce and include an initial 12-month license period that enables customers to use our software to access our switches. Customers receive free VoIP phone service for their home, enterprise or while traveling. We started selling the magicJack in late 2007. In September 2011, we launched the magicJack PLUS, which contains a SoC (System on a Chip) that connects either to a computer USB like the original magicJack or directly to a broadband modem/router. Similar to the original magicJack, the magicJack PLUS also has a plug to which a regular phone can be connected. These features and capabilities allow users to replace their home or enterprise phone services with the magicJack PLUS, or simply use it as a second phone line.

magicJack PC

The magicJack PC is a softphone that allows users to make and receive telephone calls through the computer using a headphone or the computer’s speakers and microphone.

magicJack APP

The magicJack APP is an application that allows users to make and receive telephone calls through their smart phones using their magicJack account. The magicJack APP is currently available for the iPhone, iPad and IPod Touch. It will be available for Android smart phones in the second quarter of 2012.

License Renewals

Customers who own a magicJack, magicJack PLUS or magicJack service may purchase licenses for continued use of the software to access our switches for additional years. We offer users renewal service periods ranging from one to five years.

Prepaid Minutes

Our customers can purchase minutes on a prepaid basis, including international minutes, through their magicJack accounts, and make domestic and international calls using their magicJack, magicJack PLUS, magicJack PC or magicJack APP.

Other magicJack-Related Products

We offer customers other products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, and the ability to port their existing phone numbers to a magicJack device.

Termination and Access Charges

We generate revenues from access and terminations fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and others telecommunication carriers.

Telecommunication Hardware, Software and Services

We sell telecommunications hardware, proprietary software and service agreements to telecommunication carriers. Service agreements include maintenance, technical support, training and upgrades.

Other Business Acquisitions

In November 2010, the Company acquired Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”), which developed technology used in providing predictive calling services.

In January 2009, the Company acquired the tradename, technology, equipment, and assumed trade accounts and other payables of the telecommunications division of Stratus Technologies Bermuda Ltd., which developed and built the software the Company uses to maintain its servers and switches. As a result of this acquisition, the Company gained control of certain maintenance and technology related to its switches and software.

In June 2008, the Company acquired all of the outstanding capital stock of Tiger Jet Network, Inc. (“TigerJet”), a company that provides chip development for the magicJack® and other pending products, from the TigerJet stockholders. By acquiring TigerJet, the Company gained control of certain production and technology related to the magicJack. The Company was TigerJet’s primary customer in 2008. Subsequent to the closing of the acquisition, sales to TigerJet’s other customers have been immaterial.

In February 2007, the Company entered into an agreement, which was finalized in March 2007, to acquire all of the outstanding capital stock of SJ Labs, Inc. (“SJ Labs”), a telecommunications software company that developed our softphone platform and continues to develop other VoIP technology. The acquisition allowed us to acquire exclusive rights to the technology and insure exclusive access to SJ Labs’ computer programmers.

Sources of Revenues

We generate revenues from the following sources: (i) the sales of the magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, (ii) license renewal fees, (iii) fees charged for shipping the magicJack and magicJack PLUS to customers, (iv) sale of magicJack-related products, such as Canadian, vanity or custom phone numbers, among others, (v) sale of prepaid minutes, (vi) access and terminations fees charged to other carriers and wholesale of access to our telecommunication servers, and (vii) and sales of telecommunications hardware, software and related services. The following table presents a breakdown of our operating revenues the periods indicated (in thousands).

	Year Ended December 31,
	2011	2010	2009
Operating Revenue
Sale of magicJack and magicJack PLUS	$44,552	$65,025	$80,046
License renewals	36,546	21,598	5,390
Shipping and handling	2,158	3,555	10,733
magicJack-related products	4,596	2,586	452
Prepaid minutes	11,634	10,542	6,584
Access and termination charges	3,607	8,993	7,967
Other	7,357	7,379	5,640
Total Operating Revenue	$110,450	$119,678	$116,812

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack, magicJack PLUS, magicJack APP and its switches, as well as the development of new products and applications for use in its broadband service offerings. Research and development expenses were $2.7 million, $4.0 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We account for research and development costs in accordance with applicable accounting pronouncements describe in Note 3, “Summary of Accounting Policies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Markets Where We Compete

The primary markets in which we currently compete are in North America. Over 90% of all of the Company’s revenues in 2011 and 2010, and 100% of the Company’s revenues in 2009, were derived from sales to customers located in the United States. Approximately 90% of our property and equipment, net of depreciation, is located in the United States.

The majority of our revenues were generated from sales of the magicJack product line and from the software license that accompanies these products, which were $87.9 million, $92.8 million and $96.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also provide our customers the ability to make domestic and international calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $11.6 million, $10.5 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Business Seasonality

Our revenues are not subject to seasonal fluctuations.

Manufacturing

In 2006, we entered into a manufacturing and supply agreement with a Chinese company to manufacture the magicJack devices. Certain components of the magicJack are built for us, based on our specifications, in Taiwan and Hong Kong and then sent to the Chinese manufacturer in China for final assembly.

Our supply chain and third party manufacturing arrangements are structured to allow us to control product quality, realize cost efficiencies and minimize the risks associated without having to disclose proprietary technology to multiple outside parties during production. Our strategy since 2007 has been to vertically integrate our technology and design suppliers, and we have completed three acquisitions since 2007 to implement this strategy. As a result of these strategic acquisitions, we control practically every stage in the design of our products. Certain magicJack parts are sourced directly by the production facility in China. We work closely with our suppliers to plan inventory procurement in quantities that will meet customer demand while minimizing inventory risks. We purchase components and sub-assemblies through separate purchase orders and do not currently have any long-term purchase contracts with these suppliers. Prices of our components have not fluctuated significantly in the past three fiscal years.

Marketing, Sales and Distribution

We rely on various marketing methods to advertise our products, including Internet marketing and long and short form television commercials. We currently distribute the magicJack through retail outlets, including Walmart, Radio Shack, Best Buy, Office Depot, Staples, Walgreens, CVS, Fry’s and others, as well as through direct sales.

In the years ended December 31, 2011, 2010 and 2009, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 57%, 73% and 65%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 43%, 27% and 35%, respectively, of magicJack and magicJack PLUS units sold.

For year ended December 31, 2011, no retailer accounted for more than 10% of the Company’s total operating revenues. For the years ended December 31, 2010 and 2009, one retailer, RadioShack, accounted for approximately 11% of the Company’s total operating revenues.

Competition

We face competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Some of our principal competitors are the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless and Clearwire, offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service. Some of these providers may be developing a dual mode phone that will be able to use broadband telephone service where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

We also compete against established alternative voice communication providers, such as Skype, which is a non-interconnected VoIP provider, and Vonage, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Google Inc., Microsoft Corporation, and Yahoo! Inc. In addition, we will compete with independent broadband telephone service providers.

Because most of our target customers are already purchasing communications services from one or more of these providers, success is dependent upon our ability to attract target customers away from their existing providers. We compete primarily through the quality and cost structure of our infrastructure and our low pricing.

Many of our actual and potential competitors enjoy greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources than we do. In addition, we may also face future competition from new market entrants.

           Our Competitive Positioning

We believe that the key competitive factors in our market include:

•	pricing and cost structure;
•	ease of initial set-up and use;
•	call quality;
•	customer care; and
•	ease of use and the design of features and capabilities that are attractive to customers.

We believe that our large existing user base, competitive pricing, efficient customer acquisition model, low cost service delivery and customer care capabilities, position us well to compete effectively in the future.

Intellectual Property

We believe that the improvement of existing products, our technologies and the development of new products are important in establishing and maintaining a competitive advantage. We believe that the value of our products is dependent, to a certain extent, upon the maintenance of intellectual property rights, the license rights to use certain intellectual property rights, trade secrets or copyright protection of our proprietary software and technologies. We rely on a combination of trade secrets, copyright, trademark and patent law, together with non-disclosure and invention assignment agreements, to establish and protect the technology used in our products.

magicJack VocalTec and its wholly-owned subsidiaries have filed numerous intellectual property right applications in the United States and other countries with respect to certain technologies employed and to be employed in its products. Some of those applications have already been issued and VocalTec has the rights to use these registered intellectual property rights either under a non-exclusive license, or by owning these intellectual property rights. VocalTec received more than 20 intellectual property rights.

Our registered trademarks include VocalTec, MAGICJACK, MAGICJACK & Design, MAGICIN, MAGICOUT, MAGIC FIX, MAGICFIX & Design in the United States, trademark applications are pending for MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICPHONE, and MAGICPAGE. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC, and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European, Union, El Salvador, and Mexico. All other trademarks or registered trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

We rely on a combination of intellectual property rights, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our intellectual property worldwide. We have filed numerous foreign and domestic intellectual property right applications directed to our magicJack device with E911 capability, emergency call routing, emergency call location determination, and related technologies. At present, we have seven pending utility intellectual property rights applications in the United States, nineteen pending foreign intellectual property rights applications, one issued foreign intellectual property rights, and one pending international intellectual property right application awaiting nationalization, directed to such technologies. We are also actively researching new technologies and improvements to our existing technologies and intend to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for our business. Currently, and if and when intellectual property rights are issued from our pending applications, those intellectual property rights will expire between February 2026 and May 2030. Two design intellectual property rights have also been issued by the United States Patent and Trademark Office. Many of our software and communication solutions have been developed internally and are proprietary.

Although we do not believe that our products infringe on any valid claim of a intellectual property rights owned by any third party, third parties have asserted infringement and other claims against us from time to time. These claims have been directed at certain basic and fundamental components of our products. There can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. Refer to Note 13, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details on infringement claims.

Effects of Governmental Regulations

In the United States, we are subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC”) and various state and local regulations. We believe that under current regulations, magicJack LP is not an interconnected VoIP provider.

We provide free broadband telephone service using VoIP technology and traditional telephony services and/or services treated as information services by the FCC. We are also licensed as a Competitive Local Exchange Carrier (“CLEC”) and are subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non interconnected VoIP. FCC regulations may now, or may in the future, be applied to our broadband telephone operations. Other FCC regulations apply to us because we operate switches and provide international calling capability. Some of our operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for interstate, intrastate, and local traffic origination and termination services. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

Pursuant to the FCC’s Order, rates are lowered for the most common termination functions performed by regulated service providers when handling voice traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. The transition to new rates begins by capping rates that regulated service providers can charge service providers for a variety of functions performed to terminate voice traffic. Depending on the particular function performed and the type of regulated service provider, the rate gradually decreases until a unified rate for inter- and intrastate voice traffic of $0.0007 per minute is established by July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors when processing voice traffic, called end office switching. Beginning July 1, 2017, these regulated service providers must recover the costs associated with the provision of service from their customers and not other regulated service providers.

The Order also establishes new rules concerning traffic exchanged over PSTN facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with handling such traffic from their customers. But as part of the transition to that end point, the Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers. The Order establishes two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the local rate associated with traditional telecommunications traffic. Further, the Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with the rates established by the Order. The VoIP-PSTN reforms became effective December 29, 2011.

The Order broadly reforms the system of default rates that apply to payments between regulated service providers going forward, but does not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep. We cannot predict the full impact of the FCC’s Order at this time.

The Order may also prohibit VoIP and other providers from engaging in call blocking. This prohibition may apply to interconnected VoIP and one-way VoIP services. If access stimulation continues notwithstanding the Order’s rules designed to curb such practices and we cannot design a mechanism to pass through to customers the higher costs of call termination in some areas, this could impact the Company’s profitability.

The Order is now effective and may be subject to litigation. Because the FCC establishes default rates, it could also take some time for regulated service providers to invoke change in law clauses in contracts to implement the new rates.

E911 Calling

The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company is not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides a 911 solution for its customers. In September 2010, the FCC released a "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The fees in the great majority of cases could be owed by the end user and not the Company, as the Company does not know the end user’s location because the magicJack device is nomadic. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect such fees from its customers. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

Network Neutrality

On December 23, 2010, the FCC adopted an order that imposes rules on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. While the substance of the rules and the process used by the FCC in adopting the rules differs from the FCC’s previous Internet policy principles that were called into question by the D.C. Circuit, questions remain concerning the FCC’s ability to adopt rules governing the conduct of fixed and wireless broadband Internet access providers. The FCC’s rules became effective on November 20, 2011. On October 6, 2011, appeals of these rules filed by a number of parties were consolidated before the U.S. Court of Appeals for the District of Columbia. The Company cannot predict to what extent these or any other appeals may succeed, nor can it predict what impact these rules may have on its business at this time. While interference with access to the Company’s products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth.

Universal Service Fund (“USF”) and Other Funds

The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers. Other fees are imposed to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services Fund. All telecommunications carriers contribute to these funds, and the requirements have been expanded to interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. magicJack LP does not bill for domestic local and long distance telecommunication calling services.

Customer Privacy and Promotional Activities

The Company is subject to various federal and state laws and regulations seeking to protect the privacy of customers’ personal information that restrict the Company’s ability to use such information for marketing and promotional purposes. The FCC limits telephone companies’ and interconnected VoIP providers’ use of customer proprietary information such as telephone calling records without customer approval, and requires those companies to protect it from disclosure. Federal and state laws also limit the Company’s and other companies’ ability to contact customers and prospective customers by telemarketing, email or fax to advertise services.

Communications Assistance for Law Enforcement Act (“CALEA”)

In September 2005, the FCC concluded that interconnected VoIP service providers must comply with the CALEA and configure their network and services to support law enforcement activity in the area of wiretaps and call records.

Services for the Disabled

Interconnected VoIP providers and manufacturers of specially designed equipment used to provide those services must take steps to ensure that individuals with disabilities, including hearing impaired and other disabled persons, have reasonable access to their services, if such access is readily achievable.

Number Portability

The FCC requires interconnected VoIP providers to comply with Local Number Portability rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.

Outage Reporting

In July 2010, the FCC’s Public Safety and Homeland Security Bureau sought comment on whether to extend the FCC’s outage reporting rules to broadband Internet service providers and interconnected VoIP service providers. In a May 2011 rulemaking, the FCC proposed to extend the outage reporting requirements in Part 4 of the rules to interconnected VoIP and broadband service providers. On February 15, 2012, the FCC announced the adoption of a Report and Order requiring interconnected VoIP service providers to report significant service outages to the FCC. The Report and Order defines outage reporting for interconnected VoIP service, establishes reporting criteria and thresholds, and discusses how the reporting process should work, what information should be reported, and confidential treatment of the outage reports. At this time, we cannot predict the potential impact on the Company’s business.

Truth-in-Billing and Unauthorized Charges

In July 2011, the FCC released a Notice of Proposed Rulemaking, seeking comment on proposed rules designed to assist consumers in detecting and preventing the placement of unauthorized charges on their telephone bills, an unlawful and fraudulent practice commonly referred to as ‘‘cramming.’’ The FCC seeks comment on whether these proposed rules or similar requirements should apply to providers of interconnected VoIP service. Further, the FCC is seeking comment on whether any of its ‘Truth-in-Billing’ rules or similar requirements should apply to interconnected VoIP providers in order to protect consumers from cramming. At this time, we cannot predict the outcome of this proceeding, nor can we predict the potential impact on the Company’s business.

Effects of State Regulations

We may be subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters.

State and Municipal Taxes

We believe that we file all required tax returns and pay all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. We believe that we are exempt from certain taxes, fees and surcharges because we do not charge for telephone services or render bills to our customers. We remit sales tax in Florida on sales of magicJack units because our magicJack LP subsidiary’s personnel, property and activities are in Florida. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. We may at some time be required to collect and remit sales taxes to states other than Florida. We may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that we are required to collect sales taxes for states other than Florida on sales of magicJack, we will bill and collect such taxes from our customers. We will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill our customers or increase the initial or renewal sales prices to cover the additional fees and surcharges.

In addition to the foregoing regulations to which we may be subject directly, changes to FCC and PUC regulations could affect the services, and the terms and conditions of service, we are able to provide. Moreover, changes to any regulations to which we are subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business.

Employees

As of December 31, 2011, we had 66 employees, of whom 55 were in the United States and 11 were in Israel. Our employees are not represented by a labor union. We believe that our relations with our employees are good. In Israel, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

Neither our employees nor we are parties to any collective bargaining agreements, except for provisions of such agreements that are applicable to the industry in which we are engaged by virtue of expansion orders of the Israeli Ministry of Labor and Welfare issued under applicable Israeli laws.

Available Information

Our annual report on Form 10-K (or Form 20-F for prior years), current reports on Form 8-K (or Form 6-K per filings up to December 31, 2011), as well as any amendments to those reports, will be provided in electronic format, free of charge, upon request. You can learn more about us by reviewing our SEC filings on the investor relations page of our web site at http://www.vocaltec.com.

The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including magicJack VocalTec. You may also obtain these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

References to our website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites.

ITEM 1A.                      RISK FACTORS

Many factors and uncertainties could have an effect on our financial condition, cash flow, results of operations or future performance. We are subject to various risks resulting from changing economic, political, industry, business and financial conditions. The material risk factors affecting our operations are described below.

RISKS RELATED TO OUR BUSINESS

The market in which we participate is highly competitive and if we do not compete effectively, our operating results may be harmed by loss of market share and revenues.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers.

The principal competitors for our products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone service services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone service services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless and Clearwire, offer services that some customers may prefer over wireline service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline service.

We also compete against established alternative voice communication providers, such as Vonage, Skype and Google Voice, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Microsoft Corporation and Yahoo! Inc. In addition, we compete with independent broadband telephone service providers.

Our future growth depends in part on our ability to effectively develop and sell additional products, services and features.

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers. For example, in 2011, we launched the magicJack APP, a free application now available for download in Apple App Store(SM) that allows users to make free calls to numbers within the U.S., Canada and to all other magicJack numbers in the world. We currently allow the magicJack APP to be downloaded free of charge. We have not determined when and if we plan to charge customers for use of the magicJack APP and cannot anticipate demand for the product once we begin charging a fee for its use. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services, or that service providers that currently advertise with us will increase their aggregate spending as a result of the introduction of new products and services. In addition, our inability to successfully commercialize additional products, services and features could have a material adverse effect on our efforts to diversify our product offerings and revenues and ultimately on our business, financial condition and results of operations.

We may face difficulty in attracting new customers, and if we fail to attract new customers, our business and results of operations may suffer.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions.

Our competitors also could use their greater financial resources to offer broadband telephone service with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services that our competitors provide, they may choose to offer broadband telephone service as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which we do not offer. This bundle may enable our competitors to offer broadband telephone service at prices with which we may not be able to compete or to offer functionality that integrates broadband telephone service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for us to attract and retain customers to our products, cause us to lower our prices in order to compete and reduce our market share and revenues.

We may be unable to obtain enough phone numbers in desirable area codes to meet demand, which may adversely affect our ability to attract new customers and our results of operations.

Our operations are subject to varying degrees of federal and state regulation. We currently allow customers to select the area code for their desired phone number from a list of available area codes in cities throughout much of the United States. This selection may become limited if we are unable to obtain phone numbers, or a sufficient quantity of phone numbers, including certain area codes, due to exhaustion and consequent shortages of numbers in those area codes, restrictions imposed by federal or state regulatory agencies, or a lack of telephone numbers made available to us by third parties. If we are unable to provide our customers with a nationwide selection of phone numbers, or any phone numbers at all, in all geographical areas and are unable to obtain telephone numbers from another alternative source, or are required to incur significant new costs in connection with obtaining such phone numbers, our relationships with current and future customers may be damaged, causing a shortfall in expected revenue, increased customer attrition, and inability to attract new customers. As a result, our business, results of operations and financial condition could be materially and adversely affected.

We may be unsuccessful in protecting our proprietary rights or may have to defend ourselves against claims of infringement, which could impair or significantly affect our business.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology that is similar to ours. Legal protections afford only limited protection for our technology. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or the technology underlying our products is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions.

We cannot assure you that our products do not infringe intellectual property rights held by others or that they will not in the future. Both VocalTec and YMax have received in the past communications from third parties relating to technologies used in their products (including, with respect to YMax, the magicJack) that have alleged violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not violate those parties’ rights.

We cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.

We may experience delays in the deployment of new products. If we are not successful in the continued development, introduction or timely manufacture of new products, demand for our products could decrease.

The development of the magicJack , magicJack Plus and magicJack APP resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While we have new products currently in development or beta versions, our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

•	rapid technological changes in the broadband communications industry;

•	federal, state and local regulations governing our products and services;

•	relationships with manufacturers, other carriers and service providers; and

•	the availability of third party technology for the development of new products.

There can be no assurance that we will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that we will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If we fail to deploy new products on a timely basis, then our product sales will decrease, our quarterly operating results could fluctuate, and our competitive position and financial condition would be materially and adversely affected.

In addition, our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

Our products must comply with various international and domestic regulations and standards.

Our products must comply with various international and domestic regulations and standards defined by regulatory agencies. If we do not comply with existing or evolving industry standards and other regulatory requirements or if we fail to obtain in a timely manner any required domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may harm our business. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

We have generally been able to increase production to meet our increasing demand. However, the demand for our products depends on many factors and is difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products, as competition in the market for our products intensifies and as the markets for some of our products mature to the mass market category. Significant unanticipated fluctuations in demand could cause problems in our operations, such as:

•
If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components, and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

•
Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

•
If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

Certain aspects of our service materially differ from services offered by traditional telephone service providers, which may limit the acceptance of our services by mainstream consumers and our potential for growth.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth. Our growth is dependent on the adoption of our services by mainstream customers, and so these differences are becoming increasingly important. For example:

•	our E911 and emergency calling services differ, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers;

•	our customers may at times experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions;

•	our customers may at times experience higher dropped-call rates than they are used to from traditional wireline telephone companies;

•
customers who obtain new phone numbers from us do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies;

•	our customers cannot accept collect calls;

•	our customers cannot reach certain telephone numbers; and

•	in the event of a power loss or Internet access interruption experienced by a customer, our service may be interrupted.

If customers do not accept the differences between our service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies, and customer demand for services will decrease.

Our emergency and E911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

While we do not believe we are today subject to regulatory requirements to provide such capability, we provide our customers with emergency calling services/E911 calling services that significantly differ from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. The only location information that our E911 service can transmit to a dispatcher at a PSAP is the information that our customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their magicJack, magicJack PLUS or magicJack APP device to make calls almost anywhere a broadband connection is available. Significant delays may occur in a customer updating its registered location information, and in applicable databases being updated and new routing implemented once a customer has provided new information. If our customers encounter delays when making emergency services calls and any inability to route emergency calls properly, or of the answering point to automatically recognize the caller’s location or telephone number, such delays can have devastating consequences. Customers may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result.

Traditional phone companies also may be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls. However, traditional phone companies are covered by federal legislation exempting them from liability for failures of emergency calling services, and we are not afforded such protection. In addition, we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Additionally, service interruptions from our third-party providers could cause failures in our customers’ access to E911 services. Finally, we may decide not to offer customers E911 services at all. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

We may decide to end our emergency and E911 calling services in the future, which may affect our revenues and expose us to significant liability.

Although we currently make available emergency and E911 services to users, we do not believe that we are required by regulations to do so. We may, in the future, decide to discontinue providing such services. Discontinuing such services may adversely affect customer demand, may result in the Company being fined by the FCC and may affect our revenues. In addition, customers who fail to reach emergency services may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result.

If our services are not commercially accepted by our customers, our prospects for growth will suffer.

Our success in deriving a substantial amount of revenues from our broadband telephone service offering sold to consumers and businesses relies on the commercial acceptance of our offering from consumers and business. Although we are currently selling our services to a number of customers, we cannot be certain that future customers will find our services attractive. If customer demand for our services does not develop or develops more slowly than anticipated, it would have a material adverse effect on our business, results from operations and financial condition. In addition, we intend to derive a substantial amount of revenue from pay-per-click online advertisers and click-to-buy online retailers. Our success relies on the commercial acceptance of our offering from these advertisers and retailers. We are not currently selling our advertising and retailing services and we cannot be certain future online advertisers and retailers will find our services attractive. If demand for these services does not develop or develops more slowly than anticipated, it would have a material adverse effect on our business, results of operations and financial condition.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

We offer services pursuant to a software license agreement that is generally one year in duration and allows our customers to gain access to our servers for telephone calls. Our customers have no obligation to renew their software license after their initial one-year period expires, and these software licenses may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on software license renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of comparable services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their software licenses for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

The success of our business is dependent on cost-effective marketing and our growth may be affected by increased media advertising costs.

A major portion of our revenue growth is attributable to our media advertising, including television advertising and banner advertisements on websites. If advertising rates, which we do not control, are substantially increased by television stations or by other media and we are unable to utilize alternative advertising methods, such increases will have an adverse effect on our business, results from operations and financial condition. Additionally, if advertisers using web-based banner advertising targeted towards our softphone users do not achieve the results they desire or expect and cancel their advertising, our revenues and results of operations would be adversely affected.

Failure to establish and expand strategic alliances could prevent us from executing our business model and adversely affect our growth.

Our success depends on our ability to develop strategic relationships with leaders in the retail, telephony, online advertising and online retail industry segments. These relationships would enable us to expand our services and products to a larger number of customers; develop and deploy new services and products; enhance the magicJack brand; and generate additional revenue. We may not be able to establish relationships with key participants in the telephony, retail, online advertising and online retail industry segments. Once we have established strategic relationships, we depend on our partner’s ability to generate increased acceptance and use of our services and products. To date, we have only established a limited number of strategic relationships, and these relationships are in the early stages of development. We have limited experience in establishing and maintaining strategic relationships with the retail, telephony, online advertising and online retailing industry participants. If we lose any of these strategic relationships or if we fail to establish additional relationships, or if strategic relationships fail to benefit us as expected, we may not be able to execute our business plan and our business will suffer.

The market for our services and products is characterized by rapidly changing technology and our success will depend on our ability to enhance our existing service and product offerings and to introduce new services and products on a timely and cost effective basis.

The market for our services and products is characterized by rapidly changing enabling technology, frequent enhancements and evolving industry standards. Our continued success depends on our ability to accurately anticipate the evolution of new products and technologies and to enhance our existing products and services. Historically, several factors have deterred consumers and businesses from using voice over broadband service, including security concerns, inconsistent quality of service, increasing broadband traffic and incompatible software products. If we are unable to address those concerns and foster greater consumer demand for our products and services, our business and results of operations will be adversely affected.

Our success also depends on our ability to develop and introduce innovative new services and products that gain market acceptance. We may not be successful in selecting, developing, manufacturing and marketing new products and services or enhancing existing products and services on a timely basis. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new services and enhancements. The introduction of new services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render our existing or future services obsolete. If our services become obsolete due to wide-spread adoption of alternative connectivity technologies, our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our services, including new countries or regions, may not be receptive. If we are unable to successfully develop or acquire new services, enhance our existing services to anticipate and meet customer preferences or sell our services into new markets, our revenue and results of operations would be adversely affected.

Increases in credit card processing fees and high chargeback costs would increase our operating expenses and adversely affect our results of operations, and an adverse change in, or the termination of, our relationship with any major credit card company would have a severe, negative impact on our business.

A significant number of our customers purchase our products through our website and pay for our products and services using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require us to either increase the prices we charge for our products, or suffer a negative impact on our profitability, either of which could adversely affect our business, financial condition and results of operations.

We have potential liability for chargebacks associated with the transactions we process, or are processed on our behalf by merchants selling our products. If a customer returns his or her magicJack products at any time, or claims that our product was purchased fraudulently, the returned product is “charged back” to us or our bank, as applicable. If we or our sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, we bear the loss for the amount of the refund paid.

We are vulnerable to credit fraud, as we sell our magicJack products directly to customers through our website. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant or we receive authorization for the transaction, we or the merchant are liable for any loss arising from the transaction. Because sales made directly from our website are card-not-present transactions, we are more vulnerable to customer fraud. We are also subject to acts of consumer fraud by customers that purchase our products and services and subsequently claim that such purchases were not made.

In addition, as a result of high chargeback rates or other reasons beyond our control, the credit card companies or issuing bank may terminate their relationship with us, and there are no assurances that we will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if our credit card processor does not assist us in transitioning our business to another credit card processor, or we were not able to obtain a new credit card processor, the negative impact on our liquidity likely would be significant. The credit card processor may also prohibit us from billing discounts annually or for any other reason. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our service rates to offset the increase. The termination of our ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair our ability to operate our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We sell a significant number of magicJack product line units and significantly increased the number of customers using our products and services. These increases have placed, and our anticipated sales will continue to place, a significant strain on our resources. As a result of these sales, we may have to implement new operational and financial systems and procedures and controls, to expand, train and manage our employee base, and to maintain close coordination among our technical, marketing, support and finance staffs. We must also continue to attract, retain, and integrate personnel in all aspects of operations. To the extent we acquire new businesses, we must also assimilate new operations, technologies and personnel. We may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth.

Our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities and overloading of our servers. Our customers may experience interruptions in the future as a result of these types of problems. Interruptions may in the future cause us to lose customers, which could adversely affect our revenue and profitability. In addition, because our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “hacker attacks” from the Internet, which could have a significant impact on our systems and services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting and retaining customers and our brand reputation and growth may suffer.

Material defects or errors in the software we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

The software applications underlying our products and services, or the products and services sold by our subsidiaries, are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services, and new errors in our existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•	a reduction in sales or delay in market acceptance of our services;

•	product returns, repairs, replacements or sales credits or refunds to our customers;

•	loss of existing customers and difficulty in attracting new customers;

•	uncollectible accounts receivable and delays in collecting accounts receivable;

•	legal actions by our customers or, with respect to VocalTec and VocalTec Communications LLC (“VocalTec US”, formerly known as Stratus Telecommunications, LLC) products, by our customers’ end users;

•	loss of or delay in market acceptance of our products;

•	diversion of development resources;

•	harm to our reputation; and

•	increased insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. There can be no assurance that, despite testing, errors will not be found in our products after commencement of commercial deployment. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

We may in the future incur costs associated with support services. Moreover, as our solutions grow in complexity, this risk may intensify over time and may result in increased expenses.

Customers may bundle, incorporate or connect our telecommunication hardware and software products into or to complex systems that contain errors or defects that may be unrelated to our products. As a result, when our customers encounter problems, it may be difficult to identify the product that caused the problem. In addition, such occurrences may result in undue delays or cancellations of the implementation of our customers’ bundled products and services. In such cases, our reputation could be harmed and our results of operations could be adversely affected, which could result in reduced revenues or increased expenses.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by us. The quality of some broadband Internet connections in certain geographic areas may be too poor for customers to use our services properly. Our future growth could be limited if broadband connections are not, or do not, become widely available in markets that we target.

In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. Our customers may experience such interruptions in the future. In addition, our E911 service is currently and will remain dependent upon one or more third-party providers. Interruptions in service from these vendors could cause failures in our customers’ access to E911 services. If service interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation and growth will be negatively impacted.

We depend on overseas manufacturers, and for certain products, third-party suppliers, and our reputation and results of operations would be harmed if these manufacturers or suppliers fail to meet our requirements.

The manufacture of the magicJack and magicJack PLUS is conducted by a manufacturing company in China, and certain parts are produced in Taiwan and Hong Kong. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture our products. If these companies were to terminate their arrangements with us or fail to provide the required capacity and quality on a timely basis, either due to actions of the manufacturers; earthquake, fire, flood, or other natural disaster; or the actions of their respective governments, we would be unable to manufacture our products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. We cannot assure you that we would be able to establish alternative manufacturing relationships on acceptable terms or in a timely manner that would not cause disruptions in our supply. Our reliance on these contract manufacturers involves certain risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit from China, Hong Kong or Taiwan;

•	the risk of currency fluctuation; and

•
risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property, political and economic instability and natural disasters, such as earthquakes, typhoons or tsunamis.

Any interruption in the manufacture of our products would be likely to result in delays in shipment, lost sales and revenue and damage to our reputation in the market, all of which would harm our business and results of operations. In addition, while our contract obligations with our contract manufacturer in China is denominated in U.S. dollars, changes in currency exchange rates could impact our suppliers and increase our prices.

We rely on independent retailers to sell the magicJack and magicJack PLUS, and disruption to these channels would harm our business.

Because we sell a majority of our magicJack, magicJack PLUS, other devices and certain services to independent retailers, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our retailers maintain significant levels of our products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Many of our retailers also sell products offered by our competitors. If our competitors offer our retailers more favorable terms, those retailers may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified retailers. If we are unable to maintain successful relationships with retailers or to expand our distribution channels, our business will suffer.

To continue this method of sales, we will have to allocate resources to train vendors, systems integrators and business partners as to the use of our products, resulting in additional costs and additional time until sales by such vendors, systems integrators and business partners are made feasible. Our business depends to a certain extent upon the success of such channels and the broad market acceptance of their products. To the extent that our channels are unsuccessful in selling their products, and as a result, our products, our revenues and operating results will be adversely affected.

Many factors out of our control could interfere with our ability to market, license, implement or support our products with any of our channels, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of our channels, the introduction of competitive product offerings by other companies that are sold through one or more of our channels, potential contract defaults by one or more of our channels or changes in ownership or management of one or more of our channels. Some of our competitors may have stronger relationships with our channels than we do or offer more favorable terms with respect to their products, and we have limited control, if any, as to whether those channels implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. If we fail to maintain relationships with these channels, fail to develop new channels, fail to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We may not be able to maintain adequate customer care during periods of growth or in connection with our addition of new and complex devices or features, which could adversely affect our ability to grow and cause our financial results to be negatively impacted.

We consider our customer care to be critically important to acquiring and retaining customers. Our customer care is provided by third parties located in India and the Philippines. This approach exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in our customer care caused by disruptions at our third-party facilities may cause us to lose customers, which could adversely affect our revenue and profitability. If our customer base expands rapidly, we may not be able to expand our outsourced customer care operations quickly enough to meet the needs of our customer base, and the quality of our customer care will suffer and our renewal rate may decrease. As we broaden our magicJack offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. We could face a high turnover rate among our customer service providers. We intend to have our customer care provider hire and train customer care representatives in order to meet the needs of our growing customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect our business and results of operations.

If we are unable to maintain an effective process for local number portability provisioning, our growth may be negatively impacted.

We comply with requests for local number portability from our customers at the end of the 30-day trial period. Local number portability means that our customers can retain their existing telephone numbers when subscribing to our services, and would in turn allow former customers of ours to retain their telephone numbers should they subscribe to another carrier. For our customers, transferring a telephone number from a traditional landline to our service may take several business days. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours. New regulatory requirements that went into effect January 31, 2011 may require us to complete this process within one business day. If we are unable to maintain the technology to expedite porting our customers' numbers, demand for our services may be reduced, we may be subject to regulatory enforcement activity, and this will adversely affect our revenue and profitability.

Because much of our potential success and value lies in our use of internally developed hardware, systems and software, our failure to protect the intellectual property associated with them could negatively affect us. Additionally, other parties may have the right to use intellectual property important to our business.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that we have developed internally. While we have several pending intellectual property right applications for future service offerings, we cannot patent all of the technology that is important to our business. In addition, our pending intellectual property right applications may not be successful. We will rely on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to this technology. It may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. Enforcement of our intellectual property rights also depends on our successful legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed. In addition, effective protection may be unavailable or limited in some jurisdictions. We use certain intellectual property rights under licenses granted to us. Because we may not have the exclusive rights to use some of our intellectual property, other parties may be able to compete with us.

In addition, third parties may assert infringement, misappropriation, or breach of license claims against us from time to time. Such claims could cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. Litigation to enforce or defend our intellectual property rights could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business and financial condition. A settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our Chief Executive Officer and employees from the companies that we have recently acquired. The replacement of these individuals likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

We face intense competition for qualified individuals from numerous technology, software, wireless telephone and traditional telephone service provider companies. If we are unable to attract new employees and retain our current employees, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities that would expand our service offerings, increase our market share or offer access to other asset classes that we do not currently serve. We have limited experience in completing acquisitions of other businesses. If we do acquire other businesses, we may not be able to successfully integrate these businesses with our own and we may be unable to maintain our standards, controls and policies. We may fail in our attempt to integrate acquired companies and businesses in such a way that we can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from our business operations. Through acquisitions, we may enter areas in which we have no or limited experience, and an acquisition may be unsuccessful in accomplishing the intended benefits of the transaction. Moreover, any acquisition may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on our business and results of operations.

We may incur operating losses in the future, and we have incurred significant historical operating losses.

We had net losses of $0.8 million and $1.6 million in 2011 and 2010, respectively. We expect to continue to incur significant operating and capital expenditures as we increase our sales and marketing activities to expand our customer base and increase our research and development activities as we develop enhanced technologies and features to improve our services, products and offerings, increase our general, administrative and operating functions to support our growing operations, and since some of our activities are in a market with typically long sale cycles (primarily mobile VoIP products). As a result, we will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues we may generate. Our efforts to attract new customers and to provide our current communications applications and services to an increased number of customers may be more expensive than we currently anticipate. If we do not significantly increase revenues after investing in these efforts, our results from operations would be harmed. Even if we achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Because of YMax’s limited operating history and the early stage of the market for some of our products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

We have experienced, and may continue to experience, significant fluctuations in our quarterly results, which might make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in the market price of our ordinary shares.

Our operating results have fluctuated and may continue to fluctuate from period to period for a number of reasons. Due to the past volatility of the market for wireless communications and telecommunication equipment, we cannot predict the impact on our revenues or results of operations that any deterioration in such market may have.

Significant annual and quarterly fluctuations in our results of operations may also be caused by, among other factors, the timing and composition of orders from our customers, reduced prices for our products, the economic viability and credit-worthiness of our customers, the collectability of our receivables, the timing of new product announcements and releases of new products by us and by our competitors.

Our future results may also be affected by our ability to continue to develop, introduce and deliver enhanced and new products in a timely manner, to offer new products at competitive prices, to offer existing products at lower prices, to compete with competitors that are larger than us and to anticipate and meet customer demands. There can be no assurance that sales in any particular quarter will not be lower than those of the preceding quarters, including comparable quarters.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The volatility in our operating results may also result in significant volatility in our share price. It is also possible that our quarterly results of operations may be below the expectations of public market analysts and investors. If this happens, the price of our ordinary shares is likely to decrease.

Our plans to expand our operations internationally are subject to increased risks which could harm our business, operating results, and financial condition.

We plan to expand our operations and market and sell our magicJack products and related services internationally. There are risks inherent in doing business internationally, including:

•	evolving or more stringent telecommunication and broadband telephone service standards and requirements of obtaining required permits, licenses and certifications to conduct our business;

•	different or more stringent consumer protection, content, data protection, privacy and other laws;

•	import or export restrictions, tariffs and changes in trade regulations;

•	economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	credit risk and higher levels of payment fraud;

•	longer payment cycles;

•	political or social instability; and

•	potentially adverse tax developments.

Any of these risks could have a material adverse effect on our ability to expand our business and harm our business, operating results and financial condition.

We May Have Exposure to Greater Than Anticipated Tax Liabilities.

The amount of income tax that we pay could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates. In addition, we have entered into transfer pricing arrangements that establish transfer prices for our intercompany operations. However, our transfer pricing procedures are not binding on the applicable taxing authorities. No official authority in any country has made a determination as to whether or not we are operating in compliance with its transfer pricing laws. Accordingly, taxing authorities in any of these countries could challenge our transfer prices and require us to adjust them to reallocate our income. Any change to the allocation of our income as a result of review by such taxing authorities could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other uncertain tax liabilities requires significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

RISKS RELATED TO REGULATION IN THE UNITED STATES

Our business is highly dependent on regulation that continues to change.

Much of the CLEC services that we provide are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. We operate in all fifty states under complex and evolving state and local telecommunications and tax laws that vary from jurisdiction to jurisdiction. Although we believe that certain regulations do not currently apply to us, certain broadband telephone services have also been subjected to significant regulation and may be subjected to additional regulation in the future. Complying with new or clarified telecommunications, broadband telephone service, or tax regulations, and obtaining required permits, licenses or certifications in numerous jurisdictions, can be costly and disruptive to our business. If we fail to comply with applicable regulations, or if those regulations change or are clarified in a manner adverse to us, including in any of the ways described in these risk factors related to regulation, our business and operating results may suffer. Furthermore, new regulations, new laws or other factors may cause us to lose our ability to maintain certain certifications in various states, which could prevent us from providing telephone numbers to our customers. We may, instead, be required to purchase numbers from other CLEC’s, which would increase our expenses and would negatively impact our results. Moreover, there is no guarantee that we would be able to receive or purchase numbers from other CLEC’s. In such event, we would not have numbers to offer prospective customers, which would have a significant negative impact on our business.

If we cannot continue to obtain key switching elements from our primary competitors on acceptable terms, we may not be able to offer our local voice and data services on a profitable basis, if at all.

We will not be able to provide our local voice and data services on a profitable basis, if at all, unless we are able to obtain key switching elements from some of our primary competitors on acceptable terms. To offer local voice and data services in a market, we must connect our servers with other carriers in a specific market. This relationship is governed by an interconnection agreement or carrier service agreement between us and that carrier. We have such agreements with Verizon, AT&T, XO Communications Services and the CenturyLink network in a majority of our markets. If we are unable to continue these relationships, enter into new interconnection agreements or carrier service agreements with additional carriers to other markets or if these providers liquidate or file for bankruptcy, our business and profitability may suffer.

Regulatory initiatives may continue to reduce the maximum rates we are permitted to charge long distance service providers for completing calls by their customers to customers served by our servers.

The rates that we charge and are charged by service providers for terminating interstate calls by their customers to customers served by our switches, and for transferring calls by our customers onto other carriers, cannot exceed rates determined by regulatory authorities. State regulatory authorities may, in the future, similarly reduce the baseline rates we charge for intrastate terminating calls. Such federal or state rate reductions, if enacted, could affect our revenues and results of operations.

Regulation of broadband telephone services are developing and therefore uncertain; and future legislative, regulatory or judicial actions could adversely impact our business and expose us to liability.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. Although YMax, one of our wholly-owned subsidiaries, may be subject to certain regulation as a telecom service provider, it and our other subsidiaries have developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on our business. If our VoIP telephony service or our other products and services become subject to the rules and regulations applicable to telecommunications providers, if current broadband telephone service rules are clarified and applied to us, or if additional rules and regulations applicable specifically to broadband telephone services are adopted, we may incur significant compliance costs, and we may have to restructure our service offerings, exit certain markets or start charging for our services at least to the extent of regulatory costs or requirements, any of which could cause our services to be less attractive to customers. We have, and may continue to, face difficulty collecting such charges from our customers and/or carriers, and collecting such charges may cause us to incur legal fees. We may be unsuccessful in collecting all of the regulatory fees owed to us. The imposition of any such additional regulatory fees, charges, taxes and regulations on VoIP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages.

Regulatory and governmental agencies may determine that we should be subject to rules applicable to certain broadband telephone service providers or seek to impose new or increased fees, taxes, and administrative burdens on broadband telephone service providers. We also may change our product and service offerings in a manner that subjects them to greater regulation and taxation. Such obligations could include requirements that we contribute directly to federal or state Universal Service Funds. We may also be required to meet various disability access requirements, number portability obligations, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. The imposition of such regulatory obligations or the imposition of additional federal, state or local taxes on our services could increase our cost of doing business and limit our growth.

We offer our products and services in other counties, and therefore could also be subject to regulatory risks in each such foreign jurisdiction, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing broadband telephone service is illegal, the governments of those countries may attempt to assert jurisdiction over us. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, expose us to significant liability and regulation and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for also using our services, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. Providers of broadband access, some of whom are also competing providers of voice services, may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference. As a result of certain decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to limited FCC regulation. In August 2008, however the FCC found that it had authority to order a major cable operator to cease using network management practices that interfered with its broadband service users’ ability to use certain types of applications. The cable operator sought judicial review of the FCC’s decision, and the court recently ruled that the FCC’s order lacked a sufficient statutory basis. The FCC is currently considering a proposal by the FCC Chairman to apply certain sections of Title II of the Communications Act to the transmission component of broadband Internet access service. In addition, the FCC has indicated it will commence a Notice of Proposed rulemaking to codify so-called network neutrality rules. The outcome of these proceedings cannot be predicted. Interference with our service or higher charges levied by broadband service providers for using our service could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

We may be bound by certain FCC regulations relating to the provision of E911 service, and if we fail to comply with new FCC regulations requiring us to provide E911 emergency calling services, we may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While we do not believe the FCC’s rules currently apply to our offering, the FCC could, however, clarify or modify its ruling to obligate us to provide E911 services according to its specific requirements. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all of customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

The consequences of failure to comply fully with the FCC’s orders currently are unclear. Limitations on our ability to provide E911 service or to comply with changing mandates of the FCC could materially limit our growth and have a material adverse effect on our profitability.

Regulatory rulings and/or carrier disputes could affect the manner in which we interconnect and exchange traffic with other providers and the costs and revenues associated with doing so.

We exchange calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls we exchange originate from and terminate to a customer that uses a broadband Internet connection to access our services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The recent FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), or if other providers from whom we currently collect compensation for the exchange of such traffic refuse to pay us going forward, we may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, we cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic. Refer to Item 3, “Legal Proceedings,” for discussion on carrier access billing disputes.

Our business is subject to privacy and online security risks, including security breaches, and we could be liable for such breaches of security. If we are unable to protect the privacy of our customers making calls using our service, or information obtained from our customers in connection with their use or payment of our services, in violation of privacy or security laws or expectations, we could be subject to liability and damage to our reputation.

Although we have developed systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, such systems and processes may not be sufficient to prevent fraudulent transactions, data loss and other security breaches. Failure to prevent or mitigate such breaches may adversely affect our operating results.

Customers may believe that using our services to make and receive telephone calls using their broadband connection could result in a reduction of their privacy, as compared to traditional wireline carriers. Additionally, our website, www.magicJack.com, serves as an online sales portal. We currently obtain and retain personal information about our website users in connection with such purchases. In addition, we obtain personal information about our customers as part of their registration to use our products and services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information.

Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other Internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.

Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of data breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry coverage limits that may not be adequate to reimburse us for losses caused by security breaches.

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by magicJack, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.

We have a stringent privacy policy covering the information we collect from our customers and have established security features to protect our service. However, our security measures may not prevent security breaches. We may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our security and gain access to, or otherwise misappropriate, our customers’ personal information or be able to access their telephone calls, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislature that are costly to implement and negatively impact our results.

Government regulation is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

RISKS RELATED TO OUR SYSTEM SECURITY

Server failures or system breaches could cause delays or adversely affect our service quality, which may cause us to lose customers and revenue.

In operating our servers, we may be unable to connect and manage a large number of customers or a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for our services and adversely affect our operating results. In addition, computer viruses, break-ins, human error, natural disasters and other problems may disrupt our servers. The system security and stability measures we implement may be circumvented in the future or otherwise fail to prevent the disruption of our services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to our customers, which could decrease demand, decrease our revenue and slow our planned expansion.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may harm our business.

Our success depends on the efficient and uninterrupted operation of our software and communications systems. A failure of our servers could impede the delivery of services, customer orders and day-to-day management of our business and could result in the corruption or loss of data. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various facilities could result in interruptions in the flow of data to our servers and from our servers to our customers. In addition, any failure by our computer environment to provide our required telephone communications capacity could result in interruptions in our service. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage our reputation and harm our business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which we have offices) could adversely affect our businesses. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on reasonable terms, or at all. We cannot assure you that this policy will cover any claim against us for loss of data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. In addition to potential liability, if we experience interruptions in our ability to supply our services, our reputation could be harmed and we could lose customers.

Our service requires an operative broadband connection, and if the adoption of broadband does not progress as expected, the market for our services will not grow and we may not be able to grow our business and increase our revenue.

Use of our service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers in the U.S. and worldwide has grown significantly over the last five years, this service has not yet been adopted by all consumers and is not available in every part of the United States and Canada, particularly rural locations. If the adoption of broadband services does not continue to grow, the market for our services may not grow.

RISKS RELATING TO OUR ORDINARY SHARES

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.

The trading market for our ordinary shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our ordinary shares or trading volume in our ordinary shares to decline. Moreover, if one or more of the analysts who cover our company downgrades our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.

We do not anticipate paying cash dividends on our ordinary shares, which could reduce the return on your investment.

We have never declared or paid cash dividends on our ordinary shares and do not expect to do so in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and to repurchase our ordinary shares not for retirement. In addition, terms of any future debt agreements may preclude us from paying cash dividends. Accordingly, any return on your investment must come from an increase in the trading price of our ordinary shares.

RISKS RELATING PRIMARILY TO OUR INCORPORATION IN ISRAEL

Provisions of the Israel Companies Law and anti-takeover provisions in our Articles of Association could make it difficult for our shareholders to replace or remove our current board of directors and could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our ordinary shares.

Under the Israeli Companies Law, 1999, as amended, or the Companies Law, a merger is generally required to be approved by a general meeting of the shareholders and by the board of directors of each of the merging companies. Unless an Israeli court determines differently, a merger will not be approved if it is objected to by shareholders holding a majority of the voting rights participating and voting at the meeting, after excluding the shares held by the other party to the merger, by any person who holds 25% or more of the other party to the merger or by anyone on their behalf, including by the relatives of or corporations controlled by these persons. In addition, upon the request of a creditor of either party to the proposed merger, an Israeli court may delay or prevent the merger if it concludes that there exists a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy the obligations of the target company. Further, a merger can be completed only after 30 days have elapsed from the time that shareholder resolutions are adopted in each of the merging companies and 50 days have elapsed from the time that a proposal for approval of the merger was filed with the Israeli Registrar of Companies. In addition, subject to certain exceptions, an acquisition of shares in a public company must be made by means of a tender offer to the extent that as a result of such acquisition the acquirer will hold 25% or more of the voting rights in the company if there is no other holder of 25% or more of the company’s voting rights, or hold more than 45% of the voting rights in the company if there is no other holder of more than 45% of the company’s voting rights.

Certain provisions of our Articles of Association, or the Articles, may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our Board of Directors. These provisions include (i) a requirement that most of amendments of our Articles must be approved by the holders of not less than seventy-five percent (75%) of the voting power represented at the meeting in person or by proxy and voting thereon; and (ii) that our directors (other than external directors) can be elected to serve for either a one or three-year terms.

Our Board of Directors consists of seven members, each of whom is serving a three-year term. As required by the Companies Law, our Board of Directors includes two external directors who cannot be readily removed from office and who have been appointed for three-year terms. The terms of office of our Board of Directors, together with the other provisions of the Articles and Israeli law, could deter or delay potential future merger, acquisition, tender or takeover offers, proxy contests or changes in control or management of the Company, some of which could be deemed by certain shareholders to be in their best interests and which could affect the price some investors are willing to pay for our ordinary shares.

It may be difficult to pursue an action in the U.S. or to enforce a U.S. judgment, including actions or judgments based upon the civil liability provisions of the U.S. federal securities laws, against us and our executive officers and directors, or to assert U.S. securities law claims in Israel.

Certain of our directors are not residents of the United States and certain of their assets and our assets are located outside the United States. Without consent to service of process, additional procedures may be necessary to serve individuals who are not U.S. residents. Therefore, it may be difficult to serve process on those directors who are not U.S. residents, in order to commence any lawsuit against them before a U.S. court, including an action based on the civil liability provisions of U.S. federal securities laws.

An investor also may find it difficult to enforce a U.S. court judgment in an Israeli court, including a judgment based on federal securities laws. An Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

An investor may also find it difficult to bring an original action in an Israeli court to enforce liabilities based upon the U.S. federal securities laws against us, or against our directors and officers. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws and rule that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our headquarters are located in Netanya, Israel. We do not own any of our properties. All of our properties, including the properties utilized by our subsidiaries, are leased. The following table contains additional information about our properties:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Netanya, Israel	Executive, administrative offices, technical team and customer service.	6,500	March 2016

West Palm Beach, FL	Executive, administrative offices, customer service management, warehouse and distribution center.	15,000	Property provided to us by our CEO at no monthly or annual rental charge. We pay for our utilities and related expenses.
	Storage facility	1,400	March 2014

Allen, TX	Executive, administrative offices, technical team and customer service for our telecom products.	15,170	November 2012

Sunnyvale, CA	Research and development for the magicJack and magicJack PLUS.	1,232	October 2012

Franklin, TN	Technology management.	2,000	Lease on a month-to-month basis.

We currently pay a total annual rental amount of approximately $0.5 million for all our facilities. We believe that our facilities are suitable for their purposes and sufficient to support our needs through 2012, and that, if necessary, additional facilities can be secured for our anticipated general corporate needs.

ITEM 3.                      LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $2.0 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $25.9 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the FCC. On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its tariffs were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $25.9 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $25.9 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

On November 18, 2011, the FCC released an order that defined what intercarrier compensation will be for VoIP traffic and what carriers are entitled to bill and collect for access services. The order became effective on for VoIP traffic on December 29, 2011. This order may clarify the uncertainty in the Access Charge System as it relates to VoIP traffic. The Company has amended its federal tariff to adopt the November 2011 FCC Order. The tariff revisions were filed on 15 day notice with no objections from the FCC or carriers. The Company is currently analyzing this FCC Order to determine what effect, if any, it will have on the Company’s operations or financial statements. However, the Company believes that the order will be helpful in the collection of future revenues and settlement of the ongoing intercarrier disputes. The Company will aggressively pursue settlement of the ongoing disputes of past billing disputes while also trying to reduce legal expenses and to obtain amicable billing and collection arrangements with other carriers under the new FCC Order.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET OF REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares and Dividend Policy

Our ordinary shares were initially quoted on the NASDAQ on February 7, 1996 under the symbol “VOCLF,” which was changed to “VOCL” on April 20, 1999. Since July 19, 2010, our ordinary shares have been quoted on the NASDAQ under the symbol “CALL.” The following table sets forth the high and low sales prices for our ordinary shares as reported on the NASDAQ for the periods indicated, as adjusted to the nearest cent.

Year Ended December 31, 2011:	High	Low
Fourth quarter	$13.87	$10.13
Third quarter	$12.29	$9.51
Second quarter	$13.19	$9.62
First quarter	$12.32	$9.41
Year Ended December 31, 2010:
Fourth quarter	$16.65	$12.15
Third quarter	$19.00	$3.00
Second quarter	$4.08	$3.08
First quarter	$4.30	$3.28

On March 14, 2012, the last reported sale price of our ordinary shares on the NASDAQ was $24.20 per share. As of March 14, 2012, there were approximately 147 record holders of our ordinary shares. As of March 14, 2012, approximately 98.4% of our ordinary shares are held in the United States by approximately 124 record holders.

Dividends

We have not paid any cash dividend during the two most recently completed fiscal years. We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our ordinary shares not for retirement. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.

Securities authorized for Issuance Under Equity Compensation Plans

No options were granted during years ended December 31, 2010 and 2011, except that outstanding unvested options of VocalTec were considered as replacement grants on the date of the 2010 business combination. As of December 31, 2011, there were 277,732 outstanding ordinary share options outstanding with a weighted average exercise price of $4.98 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	277,732	4.98	697,762

(1) Consists of the 2003 Master Stock Plan.

On December 17, 2010, the Company’s shareholders approved at an annual general meeting of shareholders amendments to the 2003 Master Stock Plan (the “2003 Plan”) to allow grants of ordinary shares and restricted shares and allow an increase of the number of ordinary shares underlying the Company’s 2003 Plan by 400,000 ordinary shares every second year, starting in 2010 (each such increase to be effected immediately following the annual general meeting of the Company’s shareholders in every second year). Such increase replaced the previous annual increase approved by the Company’s shareholders at the annual general meeting held on April 11, 2007, starting in 2008.

Options granted under the 2003 Plan generally have a term of seven (7) years. However, options granted prior to December 13, 2005 have a term of ten (10) years. Earlier termination may occur if the employee’s employment with us is terminated or if certain corporate changes or transactions occur. Our board of directors determines the grant and the exercise price at the time the options are granted upon recommendation of the Compensation Committee.

The exercise price per share is determined by the Board, or the Compensation Committee, and is usually granted at the approximate fair market value of the shares on the date of grant, as determined by the closing price of our ordinary shares as reported by NASDAQ on the business day prior to the date of grant.

Each stock option agreement specifies the date and period over which the option becomes exercisable. Options granted by us to employees generally vest over a period of four years, either in equal quarterly installments of 6.25% of the option shares, starting three months after the date of grant, or 25% of the option shares are vested one year following the option grant, and the remaining 75% vest in equal quarterly installments of 6.25% over the remaining three years. Vesting of options granted to employees is conditional upon the grantee remaining continuously employed by VocalTec or its subsidiaries.

On January 19, 2011, we filed with the U.S. Securities and Exchange Commission a registration statement on Form S-8, pursuant to which we registered for resale the shares underlying the 2003 Plan that remained unsold under our registration statements on Form S-8 which where deregistered by post-effective amendments filed on July 16, 2010. The Company registered for resale an aggregate of 794,158 ordinary shares under the January 19, 2011 registration statement that have been or may in the future be granted under the Company’s option plans.

Issuer Purchases of Equity Securities

On July 20, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program to enable the Company to purchase up to $12 million of its ordinary shares through the following 12 months. On April 27, 2011, the Company announced that it had increased its repurchase program by $10 million, to $22 million. The repurchase was authorized to be made at such times as management deems appropriate. The repurchase program was further increased by $13 million, to $35 million in October 2011, and increased by $20 million, to $55 million in January 2012. The objective of the Company’s stock repurchase program is to improve stockholders’ returns.

We may sell common equity put option (“put option”) contracts or buy common equity call option (“call option”) contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchase.

During the year ended December 31, 2011, we sold put option contracts to purchase 4,422,000 ordinary shares in connection with our share repurchase program. We received $3.1 million in premiums related to these sales of put option contracts. In 2011, 18,106 put option contracts were exercised, resulting in the Company purchasing 1,810,600 ordinary shares, and 19,266 put contracts expired unexercised. During the year ended December 31, 2011, we purchased call option contracts to purchase 93,200 ordinary shares in connection with our share repurchase program for $0.1 million.

On December 30, 2011, the Company purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share. Refer to Note 14, “Redeemable Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details on this transaction. During the year ended December 31, 2011, we also purchased 586,514 ordinary shares through other purchases.

Without taking into consideration the proceeds received from the sale of 18,106 put option contracts exercised during 2011, the Company expended approximately $33.6 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $11.33 under its stock repurchase program. At December 31, 2011, there was $1.4 million in available funds to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

At December 31, 2011, there were 6,848 put option contracts outstanding with strike prices ranging from $8.75 to $15.00 and expiration dates between January 2012 and March 2012. If these outstanding put option contracts had been exercised as of December 31, 2011, we would have been required to pay approximately $8.9 million to purchase 684,800 ordinary shares, representing our maximum exposure. As of December 31, 2011, these outstanding put option contracts have a fair value of $0.4 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet, and unrealized gains of $0.4 million, which are included in fair value gains on common equity put options in the Company’s consolidated statements of operations.

In 2011, the Company recognized a fair value gain of $2.2 million. That gain is comprised of unrealized gains on outstanding put option contracts as of December 31, 2011 and realized gains or losses on put option contracts that were assigned to us or expired unexercised during the year ended December 31, 2011.

At December 31, 2011, there were 932 call option contracts outstanding with a strike price of $12.50 and expiration date in March 2012. If these outstanding call option contracts had been exercised as of December 31, 2011, we would have been required to pay approximately $1.2 million to purchase 93,200 ordinary shares, representing our maximum exposure. No call option contracts were exercised during 2011.

On October 7, 2011, the Company purchased 200,000 ordinary shares as a result of a legal settlement related to credit card processing, for $1.5 million in cash, or $7.50 per share. The fair value of the 200,000 ordinary shares on October 7, 2011 was $2.3 million based on closing market price on NASDAQ of the Company’s ordinary shares of $11.33 per share. As a result, the Company recorded $2.3 million as the cost of treasury shares and a reduction in credit card processing fees of $0.8 million, which is included in cost of revenues.

The following table shows the monthly activity related to our stock repurchase program for the year ended December 31, 2011, adjusted to reflect a 2-for-1 stock split paid in the form of a 100 percent share dividend effective December 16, 2011, described in Note 15, “Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
January 1, 2011 - January 31, 2011	-	$-	-	$12,000
February 1, 2011 - February 28, 2011	329,680	$9.56	329,680	$8,849
March 1, 2011 - March 31, 2011	354,306	$10.76	354,306	$5,036
April 1, 2011 - April 30, 2011	119,000	$10.11	119,000	$13,833
May 1, 2011 - May 31, 2011	399,800	$9.78	399,800	$9,921
June 1, 2011 - June 30, 2011	272,000	$11.49	272,000	$6,795
July 1, 2011 - July 31, 2011	44,572	$11.50	44,572	$6,283
August 1, 2011 - August 31, 2011	27,356	$10.82	27,356	$5,987
September 1, 2011 - September 30, 2011	286,200	$9.89	286,200	$3,156
October 1, 2011 - October 31, 2011	564,200	$10.85	364,200	$12,301
November 1, 2011 - November 30, 2011	200,000	$10.88	200,000	$10,125
December 1, 2011 - December 31, 2011	566,668	$15.35	566,668	$1,429
Total	3,163,782		2,963,782

* Represents shares acquired in (i) open market purchases, (ii) through put option contracts we sold that were exercised, (iii) as a result of a legal settlement where we acquired 200,000 of our ordinary shares in October 2011, and (iv) through a purchase of purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction in December 30, 2011.

ITEM 6.                      SELECTED FINANCIAL DATA

On July 16, 2010, VocalTec Communications Ltd. (“VocalTec”), an Israeli public company listed on NASDAQ, entered into and consummated a Merger Agreement (the “Merger Agreement”) with YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”). Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was the accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd. (which including its subsidiaries, is also referred to as the “Company,” “We,” or “magicJack VocalTec”). The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

On July 16, 2010, VocalTec acquired all of the issued and outstanding ordinary shares of YMax, and as consideration issued to the YMax shareholders ordinary shares of VocalTec, constituting, immediately following such issuance, approximately 90% of the issued and outstanding share capital of the Combined Company (the “2010 business combination”). The acquisition of YMax's shares occurred pursuant to the Merger Agreement by and among VocalTec, YMax and VocalTec Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of VocalTec (“Merger Sub”) (the "Merger"). The 2010 business combination was accounted under U.S. GAAP as a reverse acquisition, and therefore we are presenting in this report the consolidated financial statements of YMax for the three years ended December 31, 2009, 2010 and 2011, which include the results of operations of VocalTec for the period from July 16, 2010 to December 31, 2011. Our consolidated financial statements are prepared in accordance with U.S. GAAP and are presented in U.S. dollars. Information as of December 31, 2011, 2010, 2009, 2008 and 2007 and for each of the years then ended is derived from our audited consolidated financial statements.

The information presented below is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
	(in thousands, except earnings per share)
Statement of Operations:
Operating revenues	$375	$32,589	$116,812	$119,678	$110,450
Cost of revenues (1)	3,880	27,434	63,109	57,173	51,181
Gross (loss) profit	(3,505)	5,155	53,703	62,505	59,269
Operating expenses (1)	9,682	54,632	78,398	64,798	63,914
Operating loss	(13,187)	(49,477)	(24,695)	(2,293)	(4,645)
Interest expense	(801)	(982)	(1,180)	(146)	(277)
Other income (expense), net (2)	36	(1,314)	3,898	618	4,147
(Loss) gain on extinguishment of debt	-	-	(563)	234	-
Loss Income before income taxes	(13,952)	(51,773)	(22,540)	(1,587)	(775)
Provision (benefit) for income taxes	-	63	(9)	(32)	61
Net loss	$(13,952)	$(51,836)	$(22,531)	$(1,555)	$(836)

Loss per ordinary share
Basic (3)	$(1.16)	$(3.47)	$(1.31)	$(0.07)	$(0.08)
Diluted (3)	$(1.16)	$(3.47)	$(1.31)	$(0.07)	$(0.08)

Weighted average common shares outstanding
Basic	12,078	14,997	17,598	21,630	23,342
Diluted	12,078	14,997	17,598	21,630	23,342

Balance Sheet Data:
Total assets	$15,227	$47,407	$77,009	$114,548	$110,630
Property and equipment, net	$2,133	$2,532	$2,034	$3,771	$2,669
Goodwill and other identified intangibles, net	$6,445	$15,466	$20,598	$39,579	$43,798
Total indebtedness, net of discount (4)	$12,705	$10,695	$4,915	$-	$-
Redeemable ordinary shares (5)	$-	$5,193	$5,764	$8,373	$-
Total capital deficit	$(679)	$(33,924)	$(49,047)	$(121)	$(26,377)

Other Data:
Depreciation of property and equipment	$490	$1,010	$1,457	$1,708	$2,076
Amortization of intangible assets	$514	$699	$1,405	$1,238	$2,084

(1)
Cost of revenue and operating expenses for fiscal year 2009 include a bonus to employees and outside consultants for services rendered in 2009 of $2.6 million and $23.0 million, respectively. Operating expenses for fiscal year 2010 include a bonus to employees for services rendered in 2010 of $1.0 million. Cost of revenue and operating expenses for fiscal year 2010 also include a bonus to employees and outside consultants for services rendered in 2009 of $0.4 million and $3.9 million, respectively, as a result of the Company’s decision to pay the 2009 bonus in the form of ordinary shares in March 2010. Operating expenses for fiscal year 2011 include a bonus to employees and outside consultants for services rendered in 2011 of $2.5 million.

(2)
Other income (expense), net includes gains (losses) on marketable securities, interest and dividend income, fair value gain on common equity put options and investment advisory fees. Other income for fiscal year 2007 represents dividend and interest income. Other expense in fiscal year 2008 was primarily related to $1.4 million in losses on marketable securities, partially offset by interest and dividend income of $0.1 million. Other income in fiscal year 2009 was primarily related to $4.3 million in gains on marketable securities and dividend and interest income of $0.7 million, partially offset by a $1.1 million investment advisory fee. Other income in fiscal year 2010 was primarily related to $1.3 million in interest and dividend income, partially offset by $0.7 million in losses on marketable securities. Other income in fiscal year 2011 was primarily related to $2.2 million in fair value gain on common equity put options, $1.3 million in interest and dividend income and $0.6 million in gains on marketable securities.

(3)
Due to the net losses for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, basic and diluted loss per ordinary share for those years was the same, as the effect of potentially dilutive securities was anti-dilutive. Refer to Note 20, “Loss per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)	Includes current maturities of long-term debt. Refer to Note 12, “Debt,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details
(5)
In August 2008, we entered into a stock purchase agreement with an unaffiliated multinational entertainment products and services retailer, whereby this retailer purchased 666,668 ordinary shares for $5.0 million. The amounts as of December 31, 2008, 2009 and 2010 represent the estimated redemption value of the ordinary shares held by the aforementioned retailer, which included the greater of (i) the original investment plus 11% accreted dividend per annum, or (ii) the fair market value per ordinary share of the Company at that date. Refer to Note 14, “Redeemable Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT, PARTICULARLY THOSE DESCRIBED ABOVE UNDER ITEM 1A, RISK FACTORS.

magicJack VocalTec is a cloud communications leader that is the inventor of VoIP, the magicJack PC, and the award winning magicJack products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as little as $20 a year for a license renewal to access our servers, and our customers then continue to obtain free telephone services. During September 2011, we began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

Following the 2010 business combination, magicJack VocalTec is a vertically integrated group of companies. We now own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. We are now also wholesaling telephone service to VoIP providers and others telecommunication carriers.

During September 2011, we began promoting the magicJack PC, a softphone that can be used to make or receive telephone calls between two computers or between the customer’s computer and a PSTN. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch, and we expect will soon be available to other smart phones, including Android.

Merger

On July 16, 2010, VocalTec, an Israeli public company listed on NASDAQ, entered into and consummated the “Merger Agreement with YMax. VocalTec provides carrier-class VoIP and convergence solutions for fixed and wireless communication service providers. The combination of intellectual property rights and softphone and softswitch technology were the primary drivers behind the merger with VocalTec. As a result of the merger with VocalTec, the Combined Company gained royalty-free access to all VocalTec’s intellectual property rights and related technology. VocalTec was in the same line of business as YMax, and we do not expect the future revenues, cost of revenues and operating expenses of pre-merger VocalTec to have a material impact in our results of operations.

Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd. The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”), and are the basis for the discussion and analysis of our results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars in accordance with the principles set forth in ASC 830, "Foreign Currency Matters".

The 2010 business combination, which was effective July 16, 2010, was accounted for as an acquisition of the net assets of VocalTec by YMax. The historical financial statements of YMax give retroactive effect to the recapitalization and name change of YMax as if the ordinary shares issued to YMax shareholders in the 2010 business combination were outstanding for all periods presented. The ordinary shares held by VocalTec shareholders and the results of VocalTec’s operations are included in consolidated financial statements for periods after the date of 2010 business combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities. We evaluate our estimates on an ongoing basis. Our estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that we believe to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from our estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower operating income or higher operating losses.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, TigerJet, VocalTec US, and Dialmaxx. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The operations of Dialmaxx have been included since November 10, 2010. The operations of VocalTec have been included since July 16, 2010. The operations of VocalTec US have been included since January 2, 2009. Refer to Note 2, “2010 Business Combination,” and Note 4, “Other Business Combinations,” in the notes to our Consolidated Financial Statements included in Item 8 herein for further details.

CRITICAL ACCOUNTING POLICIES

We have identified below our critical accounting policies. These policies are both the most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments and estimates. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

Revenues consists of revenue from sales of the magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, license renewal fees, fees charged for shipping the magicJack and magicJack PLUS, usage of prepaid minutes, call termination charges to other carriers and other miscellaneous charges for telecommunication usage, sales of telecommunications hardware, software and related services. Revenue is recorded net of sales returns and allowances.

magicJack and magicJack PLUS Revenue

We recognize revenues from sales and shipping of direct sales of the magicJack and magicJack PLUS over the license period associated with the initial 12-month license period. Customers may purchase licenses for continued use of our software to access our switches for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with a license for additional years is deferred and recognized ratably over the extended license period.

Sales Return Policy

We offer our direct sales customers a 30-day free trial before they have to pay for their magicJack or magicJack PLUS unit. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis. We have offered certain retailers the right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the year ended December 31, 2009, 2010 and 2011, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on our switches, and wholesaling telephone service to VoIP providers and others telecommunication carriers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.0 million, $6.5 million and $16.2 million for the year ended December 31, 2009, 2010 and 2011, respectively. We have estimated and provided allowances for billing adjustments of access charges to carrier customers. Refer to Note 13, “Commitments and Contingencies,” in the notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Sales of Telecommunications Hardware, Software and Service Agreements

Revenues from sales of telecommunications hardware and our proprietary software meeting the criteria for recognition upon shipment are recognized at the time of shipment to customers. Similar revenues that do not meet the criteria for recognition upon shipment are recognized over the term of the related service agreements. Revenues from service agreements are recognized over the term (generally one year) of the service agreement. Service agreements include maintenance, technical support, training and upgrades. If a service agreement for additional year(s) is purchased, the associated revenue is deferred and recognized ratably over the extended term of the service agreement. Revenues from sales of parts, services not covered by a service agreement and custom design services are recognized as parts are shipped or services are performed.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that it estimates is more likely than not to be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

STOCK-BASED COMPENSATION

Stock-based compensation generally consists of option grants or ordinary share awards to directors, officers, employees or consultants. We account for stock-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.

The fair value of each option granted on the date of the 2010 business combination and in prior periods is estimated at the date of grant using the Black-Scholes option valuation model. In periods prior to the 2010 business combination, we estimated the fair value of the underlying ordinary share at the date of grant based on the valuation of our ordinary shares or on recent sales of our ordinary shares to non-affiliated investors and the expected stock price volatility based on historical volatility within a representative peer group of public companies. We estimated expected award life as the term of the options as there was no public market for our ordinary shares, and minimal forfeiture rates as all of our option grants had been fully vested at the date of grant. Subsequent to the 2010 business combination, the value of our ordinary shares was determined based on the closing price of our ordinary shares on the NASDAQ. We estimate forfeiture rates based on expected turnover estimates, and volatility based on historical volatility within a representative group of public companies. No options were granted during years ended December 31, 2010 and 2011, except that outstanding unvested options of VocalTec were considered as replacement grants on the date of the 2010 business combination.

The weighted average fair value of stock options granted during the years ended December 31, 2009 and 2010 of approximately $3.06 and $6.36, respectively, was measured at the date of grant using the following assumptions.

	Year Ended December 31,
	2010	2009
Expected life	5.4 years	2.0 years
Dividend yield	0.00%	0.00%
Expected volatility	48.7% to 65.6%	60.0%
Risk free interest rate	0.19% to 1.32%	0.88%
Forfeiture rate	0.00%	0.00%

The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield for comparable periods. The expected life of stock options for employee grants represents the period that the stock options are expected to remain outstanding.

We did not anticipate any forfeiture of the options granted during the year ended December 31, 2009 as all such options were fully vested at the date of grant. We did not anticipate any forfeiture of the options granted during the year ended December 31, 2010 in connection with the 2010 business combination as options held by continuing employees were in the money and expected to vest.

We recognize compensation expenses for the value of our awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The consolidated statements of operations below have been expanded to show the composition of our operating revenue and cost of revenues items to enable a more meaningful discussion of our operations.

	Year ended December 31,			2011 Compared to		2010 Compared to
	2011	2010	2009	2010		2009
Operating Revenue
Sale of magicJack and magicJack PLUS	$44,552	$65,025	$80,046	$(20,473)	(31.5)%	$(15,021)	(18.8	) %
License renewals	36,546	21,598	5,390	14,948	69.2	16,208	300.7
Shipping and handling	2,158	3,555	10,733	(1,397)	(39.3)	(7,178)	(66.9)
magicJack-related products	4,596	2,586	452	2,010	77.7	2,134	472.1
Prepaid minutes	11,634	10,542	6,584	1,092	10.4	3,958	60.1
Access and termination charges	3,607	8,993	7,967	(5,386)	(59.9)	1,026	12.9
Other	7,357	7,379	5,640	(22)	(0.3)	1,739	30.8
Total Operating Revenue	110,450	119,678	116,812	(9,228)	(7.7)	2,866	2.5

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	12,944	17,210	23,358	(4,266)	(24.8)	(6,148)	(26.3)
Shipping and handling	2,499	1,770	2,233	729	41.2	(463)	(20.7)
Credit card processing fees	2,424	3,595	2,758	(1,171)	(32.6)	837	30.3
Network and carrier charges	27,847	29,052	25,575	(1,205)	(4.1)	3,477	13.6
Other	5,467	5,546	9,185	(79)	(1.4)	(3,639)	(39.6)
Total Cost of Revenues	51,181	57,173	63,109	(5,992)	(10.5)	(5,936)	(9.4)

Gross Profit	59,269	62,505	53,703	(3,236)	(5.2)	8,802	16.4

Operating expenses:
Advertising	32,148	32,162	32,104	(14)	(0.0)	58	0.2
General and administrative	29,050	28,645	40,811	405	1.4	(12,166)	(29.8)
Research and development	2,716	3,991	5,483	(1,275)	(31.9)	(1,492)	(27.2)
Total operating expenses	63,914	64,798	78,398	(884)	(1.4)	(13,600)	(17.3)
Operating loss	(4,645)	(2,293)	(24,695)	2,352	102.6	(22,402)	(90.7)

Other income (expense):
Realized gains (losses) on marketable securities	649	(694)	4,298	1,343	*	(4,992)	*
Interest and dividend income	1,271	1,283	708	(12)	*	575	*
Interest expense	(277)	(146)	(1,180)	(131)	89.7	1,034	87.6
Fair value gain on common equity put options	2,192	-	-	2,192	*	-	*
Gain (loss) on extinguishment of debt	-	234	(563)	(234)	*	797	*
Investment advisory fee	-	-	(1,115)	-	*	1,115	*
Other income, net	35	29	7	6	*	22	*
Total other income	3,870	706	2,155	3,164	448.2	(1,449)	(67.2)
Net loss before income taxes	(775)	(1,587)	(22,540)	812	51.2	20,953	93.0
Income tax expense (benefit)	61	(32)	(9)	93	*	(23)	*
Net loss	$(836)	$(1,555)	$(22,531)	$719	*	$20,976	*

* - Not meaningful.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Operating Revenues

Total operating revenue was $110.5 million and $119.7 million for year ended December 31, 2011 and 2010, respectively, representing a decrease of $9.2 million, or 7.7%. This decrease in revenues was primarily attributable to the following:

•
a $20.5 million combined decrease in revenues recognized from the sale of the magicJack, primarily as a result of: (i) sale of fewer magicJack units, and (ii) and lower average unit price due to a higher percentage of magicJack units being sold to retailers and distributors at wholesale prices as opposed to direct sales to customers at retail prices, offset in part by the Company starting to recognize revenues on sales of magicJack PLUS units during the fourth quarter of 2011;

•
a $5.4 million net decrease in access and termination charge revenue as a result of the Company increasing the provision for billing adjustments, primarily as a result of the FCC November 18, 2011 order described in Item 3, “Legal Proceedings, offset by an increase in revenues from the sale of access to our servers and wholesale of VoIP services by a wholly owned subsidiary we acquired in November 2010;” and

•	a $1.4 million decrease in shipping and handling revenues primarily as a result of fewer magicJack units sold.

These decreases in operating revenue were partially offset by the following:

•	a $14.9 million increase in renewal revenues as a result of the continued increase in the number of active customers beyond their first year of service;

•	a $2.0 million increase in the sale of magicJack-related products, primarily driven by an increase in the sale of Canadian numbers and porting fees; and

•	a $1.1 million increase in revenues from prepaid minutes as a result of an increase in the number of customers purchasing these services, which resulted in higher usage of prepaid minutes.

In the years ended December 31, 2011 and 2010, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 57% and 73%, respectively, of sales of all magicJack units sold. For the same periods, direct sales represented approximately 43% and 27%, respectively, of magicJack units sold.

For year ended December 31, 2011, no retailer accounted for more than 10% of our total operating revenues. For the year ended December 31, 2010, one retailer, RadioShack, accounted for approximately 11% of the Company’s total operating revenues.

Cost of Revenues

Total cost of revenues was $51.2 million and $57.2 million for the years ended December 31, 2011 and 2010, respectively, representing a decrease of $6.0 million, or 10.5%. This decrease in cost of revenues was primarily attributable to the following:

•
a $6.3 million combined decrease in the cost of magicJack and magicJack PLUS units sold, and a decline in credit card processing fees resulting from the decrease in magicJack units sold and resolution of a legal settlement; and

•	lower network and carrier charges due to better rates from telecommunication carriers.

These decreases in cost of revenues were partially offset by the following:

•	a $0.8 million inventory write-off, included in cost of magicJack and magicJack PLUS sold;

•	a $0.7 million increase in shipping and handling costs as a result of higher shipping unit costs; and

•	higher amortization expense related to intangible assets acquired as part of the 2010 business combination as well as certain intangible assets purchased in June 2011.

Operating Expenses

Total operating expenses was $63.9 million and $64.8 million for years ended December 31, 2011 and 2010, respectively, representing a decrease of $0.9 million, or 1.4%. This decrease in operating expenses was primarily due to a $1.3 million decrease in research and development expenses as a result of lower personnel-related costs driven by reduced headcount, partially offset by a $0.4 million increase in general and administrative expenses primarily as a result of: (i) a $1.0 million increase in legal expenses as a result of the Company recording accruals for certain expected legal settlements, and (ii) higher costs in VocalTec as a result of including twelve months of expenses in 2011 as compared to less than six months in 2010 due to the merger in July 2010. These increases in general and administrative expenses were offset in part by: (i) lower personnel related-costs allocated to general and administrative expenses as a result of reduced headcount, and (ii) reduced accounting related fees.

We believe we will be able to reduce legal expenses related to collection efforts and litigation in future periods due to: (i) certain upcoming expected legal settlements, and (ii) more certainty for rules regarding billing and collections of access charges as a result of the FCC order of November 18, 2011 described in Item 3, “Legal Proceedings.”

Our combined advertising-related expenses remained flat for the both the years ended December 31, 2011 and 2010. However, advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income

Total other income was $3.9 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively, representing an increase of approximately $3.2 million. This increase in other income (expense) was due to changes in the items discussed below.

            Gains and Losses on Marketable Securities

Realized gain loss on marketable securities for year ended December 31, 2011 was $0.6 million, as compared to a realized loss on marketable securities of $0.7 million in the year ended December 31, 2010.

            Interest and Dividend Income

Interest and dividend income was $1.3 million for both the years ended December 31, 2011 and 2010. The increase in our average invested cash in dividend generating investments during 2011 fully offset the lower average interest rates paid on our investments as a result our liquidation of certain high interest fixed income investments in early 2010.

    Interest Expense

Interest expense was $0.3 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

Interest expense for the year ended December 31, 2011 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which was lower than the sum of future payments we will make to the seller of these intangible assets.

Interest expense for the year ended December 31, 2010 represented interest attributable to a note we issued in connection with our acquisition of VocalTec US. That note was retired in early 2010.

    Fair Value Gain on Common Equity Put Options

Fair value gain on common equity put options for year ended December 31, 2011 was $2.2 million, as compared to $0 for the year ended December 31, 2010. In 2011, we sold common equity put option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchases. We recognized gains on such instruments as a result of: (i) unrealized gains on outstanding common equity put option contracts outstanding as of December 31, 2011, and (ii) realized gains on common equity put option contracts exercised or expired during the year ended December 31, 2011.

    Gain on Extinguishment of Debt

On April 12, 2010, the Company paid $3.8 million in full settlement of its liabilities to the sellers of Stratus Technologies Bermuda Ltd., including approximately $0.2 million in accrued interest. This prepayment resulted in the recognition of a gain of approximately $0.2 million.

Income Taxes

Total income tax expense (benefit) was $61 thousand and ($32) thousand for the years ended December 31, 2011 and 2010, respectively. Refer to Note 19, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details as well as a reconciliation of the statutory tax rate to our effective tax rate.

Net Loss

As a result of the foregoing items, net loss was $0.8 million and $1.6 million the years ended December 31, 2011 and 2010, respectively.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Operating Revenues

Total operating revenue was $119.7 million and $116.8 million for years ended December 31, 2010 and 2009, respectively, representing an increase of $2.9 million, or 2.5%. This increase in revenues was primarily attributable to the following:

•	a $16.2 million increase in renewal revenues as a result of a higher number of customers beyond their first year of license;

•	a $4.0 million increase in revenues from prepaid international minutes as a result of an increase in the number of customers, which resulted in higher sales and usage of prepaid international minutes;

•	$2.1 million increase in revenues from magicJack-related products; and

•
a $1.7 million increase in other revenues primarily due to the revenues from VocalTec since the 2010 business combination in July 2010, partially offset by lower revenues in one of our wholly-owned subsidiaries; and

•
a $1.0 million increase in revenues generated by termination and access charges as the number of calls terminated in our switches increased. We believe that over the long term, our access charge revenue will decrease as either regulation applicable to the current access charge system is changed or as we are able to enter into “direct connect agreements” with other carriers. Any decreases in future access charge revenue could in part be offset by decreases in access-related costs.

These increases in operating revenue were partially offset by the following:

•
a $15.0 million decrease in revenues recognized for the sale of the magicJack primarily as a result of (i) 2009 sales to retailers including purchases by retailers to build up their inventories as compared to orders to replenish inventory in 2010, and (ii) a decrease in the average price of units sold due to an higher percentage of magicJack units being sold to retailers and distributors at wholesale prices as opposed to direct sales to customers at retail prices; and

•
a $7.2 million decrease in shipping and handling revenues as a result of lower direct sales of magicJack units, in part due to an increasing percentage of magicJack units being sold to retailers and distributors as opposed to direct sales to customers.

In the years ended December 31, 2010 and 2009, sales of the magicJack units through retail outlets represented approximately 73% and 65%, respectively, of sales of all magicJack units sold. For the same periods, direct sales represented approximately 27% and 35%, respectively, of magicJack units sold.

For the years ended December 31, 2010 and 2009, one customer, RadioShack, accounted for approximately 11% of our total operating revenue. We expect that no retailers will account for 10% or more of our operating revenues in 2011.

Cost of Revenues

Total cost of revenues was $57.2 million and $63.1 million for the years ended December 31, 2010 and 2009, respectively, representing a decrease of $5.9 million, or 9.4%. This decrease in cost of revenues was primarily attributable to the following:

•	a $6.1 million decrease in cost of magicJack units sold;

•
other cost of revenues decreased by $3.6 million primarily due to: (i) reduced costs related to our wholly-owned subsidiary, VocalTec US, which was acquired in January 2009, and (ii) a decrease in depreciation and amortization expenses allocated to cost of sales as a result of certain fixed assets and intangible assets becoming fully amortized, offset by cost of revenues, including amortization expense, from VocalTec since the 2010 business combination in July 2010; and

•
lower shipping and handling costs primarily due to lower direct sales of magicJack units, in part due to an increasing percentage of magicJack units being sold to retailers and distributors as opposed to direct sales to customers.

These decreases in cost of revenues were partially offset by the following:

•
network and carrier charges increased by $3.5 million resulting from: (i) a higher number of active magicJack units, which resulted in higher number of calls made by our customers, and (ii) increased use of prepaid international minutes which resulted in higher international charges; and

•
a $0.8 million increase in credit card processing fees as a result of a significant increase in sale of prepaid international minutes and renewals, offset in part by lower direct sales of the magicJack.

Operating Expenses

Total operating expenses was $64.8 million and $78.4 million for years ended December 31, 2010 and 2009, respectively, representing a decrease of $13.6 million, or 17.3%. This decrease in operating expenses was primarily due to: (i) lower personnel-related costs as a result of the year ended December 31, 2009 including $23.0 million of the 2009 bonus as compared to a $1.0 million for the year ended December 31, 2010, and (ii) reduction in personnel-related cost for one of our wholly-owned subsidiaries, Stratus, as a result of reduced headcount. This decrease in operating expenses was partially offset by: (i) a $4.3 million increase in stock-based compensation primarily as a result of the Company deciding to pay the 2009 bonus by issuing the Company’s ordinary shares in March 2010, (ii) $3.2 million in operating expenses from VocalTec since the 2010 business combination in July 2010, (iii) $2.1 million increase in legal expenses primarily as a result of litigation-related costs and the 2010 business combination, and (iv) a $0.7 million increase in accounting and audit-related expenses in part due to the 2010 business combination.

Other Income

Total other income was $0.7 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively, representing a decrease of approximately $1.4 million, or 67.2%. This decrease in other income (expense) was due to changes in the items discussed below.

    Gains and Losses on Marketable Securities and Investment Advisory Fee

Loss on marketable securities for year ended December 31, 2010 was $0.7 million, as compared to a gain on marketable securities of $4.3 million in the year ended December 31, 2009. We incurred a one-time investment advisory fee of $1.1 million during the year ended December 31, 2009, which was paid to our CEO, Mr. Borislow, for investment advisory services.

    Interest and Dividend Income

Interest and dividend income was $1.3 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively, representing an increase of $0.6 million, or 81.2%. This increase was primarily attributable to higher invested cash balances during the year ended December 31, 2010.

    Interest Expense

Interest expense was $0.1 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively, representing a decrease of $1.0 million, or 87.6%. The decrease in interest expense was primarily attributable to the Company retiring the note issued in connection with our acquisition of VocalTec US in early 2010.

    Gain (Loss) on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $0.6 million during the year ended December 31, 2009 in connection with the conversion of $3.5 million principal amount of notes payable issued to the former shareholders of SJ Labs, which were converted into 300,000 shares of the Company’s ordinary shares, under a January 2009 amendment to the note agreement. SJ Labs is a wholly-owned subsidiary, which we acquired in February 2007. On April 12, 2010, the Company paid $3.8 million in full settlement of its liabilities to the sellers of Stratus Technologies Bermuda Ltd., including approximately $0.2 million in accrued interest. This prepayment resulted in the recognition of a gain of approximately $0.2 million.

Income Taxes

Total income tax benefit was $32 thousand and $9 thousand for the years ended December 31, 2010 and 2009, respectively. Refer to Note 19, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details as well as a reconciliation of the statutory tax rate to our effective tax rate.

Net Loss

As a result of the foregoing items, net loss was $1.6 million and $22.5 million for the years ended December 31, 2010 and 2009, respectively, representing a decrease in net loss of $21.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand. As of December 31, 2011, we had cash and cash equivalents of $13.0 million, available-for-sale marketable securities of $22.1 million and accounts receivables of $8.8 million. Our accounts payable at December 31, 2011 was $6.8 million.

During the year ended December 31, 2011, we generated positive operating cash flows of $25.3 million, as compared to $23.4 million for year ended December 31, 2010. The $1.9 million increase was primarily attributable to (i) deferred revenues increasing by $12.2 million in 2011 than in 2010 as a result of strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of license renewals, (ii) a $9.7 million increase in provision for billing adjustments as a result of the aforementioned FCC order of November 18, 2011, and (iii) an increase in accounts payables in 2011 as compared to a decrease during 2010. These items were partially offset by changes in other operating assets and liabilities mainly driven by the launch of the magicJack PLUS in September 2011, which resulted in increases in: (i) receivables from retailers, (ii) inventories as a result of the Company building up inventory for the magicJack PLUS, and (iii) higher deferred costs. Refer to our Statement of Cash Flows included in Item 8 herein for additional details.

We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $25.3 million, $23.4 million and $23.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2011, net cash provided by operating activities was primarily attributable to: (i) $20.5 million in non-cash expenses primarily as a result of a $16.2 million provision for billing adjustments as a result of the aforementioned FCC order of November 18, 2011, $4.2 million for depreciation and amortization expense and $2.4 million in stock-based compensation related primarily to bonuses paid in ordinary shares of the Company, (ii) a $25.6 million increase in deferred revenues attributable primarily to strong initial sales of the magicJack PLUS and renewals, and (iii) a $4.3 million increase in accounts payable primarily due to timing of payments to our vendors. These items were partially offset by: (i) a $14.9 million increase in accounts receivable primarily due to the strong sales of the magicJack PLUS to retailers in late 2011 and low collections associated with access fees charged to other carriers, (ii) a $5.7 million increase in inventories as a result of the Company building up inventory for the magicJack PLUS, which we started selling in September 2011, (iii) a $1.9 million increase in deferred costs, (iv) a $0.8 million net loss, (v) a $1.2 million decrease in accrued expenses and other current liabilities, and (vi) a $1.0 million decrease in accrued bonuses as a result of the 2010 bonuses being paid out in early 2011, while the 2011 bonuses were paid out prior to December 31, 2011. Refer to Item 3, “Legal Proceedings,” for discussion on carrier access billing disputes.

During the year ended December 31, 2010, net cash provided by operating activities was primarily attributable to: (i) $15.5 million in non-cash expenses primarily as a result of a $6.5 million provision for billing adjustments, as well as $5.1 million in stock-based compensation related primarily to an increase in the fair value of stock issued in March 2010 for the 2009 bonus and $2.9 million for depreciation and amortization expense, (ii) a $13.4 million increase in deferred revenues attributable primarily to the increase in sale of renewals, (iii) a $3.2 million decrease in deferred costs, and (iv) a $1.7 million decrease in deposits and other current assets primarily due to timing of payments and usage of prepaid services. These items were partially offset by: (i) a $7.3 million increase in accounts receivable primarily due to timing of receipts from our customers and a $3.7 million decrease in accounts payable primarily due to timing of payments to our vendors, and (ii) a $1.6 million net loss.

During the year ended December 31, 2009, net cash provided by operating activities was primarily attributable to: (i) a $25.6 million increase in accrued bonuses due to the $25.6 million bonus subsequently paid in ordinary shares of the Company, (ii) a $20.3 million increase in deferred revenues attributable primarily by the increase in sale of renewals, (iii) a $5.4 million increase in accrued expenses and other current liabilities, (iv) a $2.3 million decrease in inventories, and (v) $1.9 million in non-cash expenses primarily as a result of $2.9 million in depreciation and amortization expense, a $1.6 million provision for billing adjustments and doubtful accounts related primarily to our receivables from access charges, and a $0.6 million loss on extinguishment of a note associated with the acquisition of SJ Labs, offset in part by a $4.3 million realized gain on sale of available-for-sale securities. These items were partially offset by: (i) a $22.5 million net loss, (ii) a $5.9 million increase in accounts receivable driven by higher access charges revenues and an increase in sales of magicJack to retailers, as well as accounts receivables related to our wholly-owned subsidiary, VocalTec US, which was acquired in January 2009, (iii) a $2.0 million decrease in accounts payable due to timing of payments, and (iv) a $0.9 million increase in deferred costs.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was ($9.0) million, $0.1 million, and ($9.5) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net cash used in investing activities during the year ended December 31, 2011 was primarily attributable to: (i) $4.6 million net purchase of marketable securities, (ii) $1.9 million net purchase to cover short investment positions, (iii) $1.5 million primarily due to the first of five installment payments for the purchase of certain intangible assets, and (iv) $1.0 million for purchases of property and equipment, primarily comprised of switches.

Net cash provided by investing activities during the year ended December 31, 2010 was primarily attributable to $7.8 million in cash from the 2010 business combination, partially offset by $4.0 million net purchase of marketable securities, $2.6 million used for purchases of property and equipment, $0.9 million net cash used for the acquisition of Dialmaxx, and $0.1 million used for acquisition of intangible assets.

Net cash used in investing activities during the year ended December 31, 2009 was primarily attributable to a $7.0 million net purchase of marketable securities, $1.7 million related to the acquisition of VocalTec US’ assets and $0.8 million for purchases of property and equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $32.0 million, 8.2 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net cash used in financing activities during the year ended December 31, 2011 primarily consisted of: (i) $28.1 million in cash used to purchase ordinary shares as part of our share repurchase program, (ii) $8.7 million paid to for the redemption of 566,668 redeemable ordinary shares from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction as described in Note 14, “Redeemable Ordinary Shares,” in Item 8 herein, and (iii) $0.1 million used to purchase common equity call options in connection with our share repurchase program. These items we partially offset by: (i) $3.1 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.8 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our share repurchase program.

Net cash used in financing activities for the year ended December 31, 2010 primarily consisted of $4.8 million in cash used to retire our outstanding debt, $4.0 million used to repurchase ordinary shares in order to settle bonus-related tax withholding liabilities, and $0.1 million used to repurchase our ordinary shares. These items were offset by $0.6 million in proceeds from sale of ordinary shares.

Net cash used in financing activities for the year ended December 31, 2009 primarily consisted of $7.3 million related to repayment of loans to our Chief Executive Officer and retirement of notes payable related to the acquisition of SJ Labs, partially offset by $2.9 million proceeds from sale of ordinary shares, net of issuance costs, and $0.5 million proceeds for exercise of stock options.

Stock Repurchase Program

On July 20, 2010, we announced that our Board of Directors had authorized a stock repurchase program to enable us to purchase up to $12 million of our ordinary shares through the following 12 months. On April 27, 2011, we announced that we had increased our repurchase program by $10 million, to $22 million. The repurchase was authorized to be made at such times as management deems appropriate. The repurchase program was further increased by $13 million, to $35 million in October 2011, and increased by $20 million, to $55 million in January 2012. The objective of our stock repurchase program is to improve stockholders’ returns.

We may sell put option contracts or buy call option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchase.

During the year ended December 31, 2011, we purchased 586,514 ordinary shares through market purchases and sold put option contracts to purchase 4,422,000 ordinary shares in connection with our share repurchase program. We received $3.1 million in premiums related to these sales of put option contracts. In 2011, 18,106 put option contracts were exercised, resulting in the Company purchasing 1,810,600 ordinary shares, and 19,266 put option contracts expired unexercised. During the year ended December 31, 2011, we purchased call option contracts to purchase 93,200 ordinary shares in connection with our share repurchase program for $0.1 million.

On December 30, 2011, the Company purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share. Refer to Note 14, “Redeemable Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details on this transaction.

Without taking into consideration the proceeds received from the sale of 18,106 put option contracts exercised during 2011, the Company expended approximately $33.6 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $11.33 under its stock repurchase program. At December 31, 2011, there was $1.4 million in available funds to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

At December 31, 2011, there were 6,848 put option contracts outstanding with strike prices ranging from $8.75 to $15.00 and expiration dates between January 2012 and March 2012. If these outstanding put contracts had been exercised as of December 31, 2011, we would have been required to pay approximately $8.9 million to purchase 684,800 ordinary shares, representing our maximum exposure. As of December 31, 2011, these outstanding put option contracts have a fair value of $0.4 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet, and unrealized gains of $0.4 million, which are included in fair value gains on common equity put options in the Company’s consolidated statements of operations.

In 2011, the Company recognized a fair value gain of $2.2 million. That gain is comprised of unrealized gains on outstanding put option contracts as of December 31, 2011 and realized gains or losses on put option contracts that were assigned to us or expired unexercised during the year ended December 31, 2011.

At December 31, 2011, there were 932 call option contracts outstanding with a strike price of $12.50 and expiration date in March 2012. If these outstanding call option contracts had been exercised as of December 31, 2011, we would have been required to pay approximately $1.2 million to purchase 93,200 ordinary shares, representing our maximum exposure. No call option contracts were exercised during 2011.

Debt

In April 2010, the Company retired the outstanding amount of its outstanding indebtedness, which was comprised of a note payable due January 2011, totaling $4.9 million. As of December 31, 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company will be required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. Refer to Note 12, “Debt,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company will adopt the provisions under ASU 2011-04 in its Form 10-Q for the quarter ended March 31, 2012. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2010-05”) (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements.” Under the provisions of ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments summarized in ASU No. 2011-05 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has historically presented its financial statements and information about other comprehensive income in a way that meets the requirements described in ASU 2011-05. Therefore, the provisions of ASU 2011-05 will not impact the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that our aggregate contractual obligations as of December 31, 2011 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Intangible assets purchased	$6,000	$1,500	$3,000	$1,500	$-
Operating lease obligations	$726	$382	$219	$125	$-
Accrued severance pay *	$316	$-	$-	$-	$316
Uncertain tax positions	$463	$463	$-	$-	$-
Total contractual obligations	$7,505	$2,345	$3,219	$1,625	$316

* As of December 31, 2011, we had $0.2 million in severance pay funds in reserve to cover such liabilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2011.

Exposure to Exchange Rates

Our overseas expenses are incurred primarily in connection with the manufacturing of the magicJack and magicJack PLUS units and expenses related to our operations in Israel. The majority of our overseas expenses are influenced by exchange rate fluctuations in local currencies, including NIS, Hong Kong dollars, Taiwan dollars and Chinese yuan. Due to the small percentage of our expenses that are influenced by exchange rate fluctuations, a 10% movement in currency exchange rates would not materially impact our results of operations.

Our results of operations are affected by a devaluation of the NIS against the U.S. dollar. A devaluation of the NIS in relation to the U.S. dollar will have the effect of decreasing the U.S. dollar value of some of our assets, mostly current assets, to the extent of the underlying value of which is NIS-based. Such a devaluation would also have the effect of reducing the dollar amount of any of our liabilities which are payable in NIS, unless such payables are linked to the U.S. dollar.

Exposure to Derivative Instruments

In 2011, we started selling put option contracts in connection with our share repurchase program. The primary objective of our sales of put option contracts in connection with our share repurchase program is to lower the average price paid for ordinary shares we purchase. Put options contracts are sensitive to fluctuations in the sale price of our ordinary shares, which are sensitive to various factors, including but not limited to: (i) our financial performance, (ii) fluctuations in the overall U.S. and foreign stock markets and economies, and (iii) expiration date of put option contracts. In this regard, decreases in the sales price of our ordinary shares prior to the expiration of outstanding put option contracts may result in such contracts being exercise and us having to purchase our ordinary shares at unfavorable prices.

At December 31, 2011, there were 6,848 put option contracts outstanding with strike prices ranging from $8.75 to $15.00 and expiration dates between January 2012 and March 2012. If these outstanding put option contracts had been exercised as of December 31, 2011, we would have been required to pay approximately $8.9 million to purchase 684,800 ordinary shares, representing our maximum exposure.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
magicJack VocalTec Ltd.
Netanya, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. (the “Company”, formerly VocalTec Communications Ltd.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 15, 2012

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,961	$28,628
Marketable securities, at fair value	22,135	19,331
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $24,813 and $8,498, respectively	8,786	10,336
Inventories	8,676	3,008
Deferred costs	8,550	6,615
Deposits and other current assets	1,796	1,541
Total current assets	62,904	69,459

Property and equipment, net	2,669	3,771
Intangible assets, net	11,494	7,275
Goodwill	32,304	32,304
Deposits and other non-current assets	1,259	1,739
Total assets	$110,630	$114,548
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$6,845	$2,590
Accrued expenses and other current liabilities	8,109	9,834
Accrued bonuses	-	1,000
Deferred revenue, current portion	71,691	58,087
Total current liabilities	86,645	71,511

Deferred revenue, net of current portion	46,143	34,121
Other non-current liabilities	4,219	664
Total liabilities	137,007	106,296

Commitments and contingencies (Note 13)
Redeemable ordinary shares, No par value; 0 and 667 shares issued and
outstanding, respectively	-	8,373
Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized; 24,344 and 22,952
shares issued and outstanding at December 31, 2011 and 2010, respectively	104,630	91,527
Additional paid-in capital	497	1,971
Accumulated other comprehensive (loss) income	(783)	989
Treasury stock (3,170 and 6 shares at December 31, 2011 and 2010, respectively)	(35,358)	(81)
Deficit	(95,363)	(94,527)
Total capital deficit	(26,377)	(121)
Total liabilities and capital deficit	$110,630	$114,548

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2011	2010	2009

Revenues	$110,450	$119,678	$116,812
Cost of revenues	51,181	57,173	63,109
Gross profit	59,269	62,505	53,703

Operating expenses:
Advertising	32,148	32,162	32,104
General and administrative	29,050	28,645	40,811
Research and development	2,716	3,991	5,483
Total operating expenses	63,914	64,798	78,398
Operating loss	(4,645)	(2,293)	(24,695)

Other income (expense):
Gains (losses) on marketable securities	649	(694)	4,298
Interest and dividend income	1,271	1,283	708
Interest expense	(277)	(146)	(1,180)
Fair value gain on common equity put options	2,192	-	-
Gain (loss) on extinguishment of debt	-	234	(563)
Investment advisory fee	-	-	(1,115)
Other income, net	35	29	7
Total other income	3,870	706	2,155
Loss before income taxes	(775)	(1,587)	(22,540)
Income tax expense (benefit)	61	(32)	(9)
Net loss	(836)	(1,555)	(22,531)

Dividends on redeemable ordinary shares	(955)	-	(571)
Net loss attributable to ordinary shareholders	$(1,791)	$(1,555)	$(23,102)

Income (loss) per ordinary share:
Basic	$(0.08)	$(0.07)	$(1.31)
Diluted	$(0.08)	$(0.07)	$(1.31)

Weighted average ordinary shares outstanding:
Basic	23,342	21,630	17,598
Diluted	23,342	21,630	17,598

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Net loss	$(836)	$(1,555)	$(22,531)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(1,772)	959	(50)
Comprehensive loss	$(2,608)	$(596)	$(22,581)

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Deficit	Total Capital Deficit
	Number	Amount			Number	Amount
Balance, January 1, 2009	16,030	$1,350	$35,087	$80	-	$-	$(70,441)	$(33,924)

Issuance of ordinary shares, net of $59 in costs	390	33	2,838	-	-	-	-	2,871
Extinguishment and conversion of SJ Labs notes	600	50	4,297	-	-	-	-	4,347
Cashless exercise of share options	364	31	(31)	-	-	-	-	-
Exercise of ordinary share options	100	8	492	-	-	-	-	500
Share based compensation	2	-	311	-	-	-	-	311
Unrealized loss on marketable securities	-	-	-	(50)	-	-	-	(50)
Dividend on redeemable ordinary shares	-	-	(571)	-	-	-	-	(571)
Net loss	-	-	-	-	-	-	(22,531)	(22,531)
Balance, December 31, 2009	17,486	$1,472	$42,423	$30	-	$-	$(92,972)	$(49,047)

Issuance of ordinary shares, net of $100 in costs	2,890	243	21,329	-	-	-	-	21,572
Exercise of ordinary share options	4	-	28	-	-	-	-	28
Share based compensation	80	7	5,068	-	-	-	-	5,075
Equivalent shares issued in connection with the
merger with VocalTec	2,352	198	23,078	-	-	-	-	23,276
Issuance of ordinary shares for acquisition of
Dialmaxx	100	9	1,612					1,621
Purchase of treasury stock	-	-	-	-	(6)	(81)	-	(81)
Contributed services	-	-	75	-	-	-	-	75
Unrealized gain on marketable securities	-	-	-	959	-	-	-	959
Adjustment of redemption value of redeemable
ordinary shares	-	-	(2,609)	-	-	-	-	(2,609)
Change to no-par value ordinary shares	-	89,033	(89,033)	-	-	-	-	-
Sale of ordinary shares	40	565	-	-	-	-	-	565
Net loss	-	-	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2010	22,952	$91,527	$1,971	$989	(6)	$(81)	$(94,527)	$(121)

Exercise of ordinary share options	532	1,774	-	-	-	-	-	1,774
Share based compensation	193	2,223	224	-	-	-	-	2,447
Purchase of treasury stock	-	-	-	-	(2,597)	(27,537)	-	(27,537)
Contributed services	-	-	75	-	-	-	-	75
Reclassification of redeemable ordinary shares	100	1,366	-	-	-	-	-	1,366
Redemption of redeemable ordinary shares	567	7,740	(955)	-	(567)	(7,740)	-	(955)
Outstanding common equity call options	-	-	(85)	-	-	-	-	(85)
Unrealized loss on marketable securities	-	-	-	(1,772)	-	-	-	(1,772)
Adjustment of redemption value of redeemable
ordinary shares	-	-	(733)	-	-	-	-	(733)
Net loss	-	-	-	-	-	-	(836)	(836)
Balance, December 31, 2011	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(836)	$(1,555)	$(22,531)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	16,434	6,701	1,622
Stock-based compensation	2,447	5,075	311
Depreciation and amortization	4,160	2,946	2,862
Deferred income tax provision	93	187	-
Interest expense - non-cash	277	85	841
(Gain) loss on sale of securities	(649)	694	(4,298)
Fair value gain on common equity put options	(2,192)	-	-
(Gain) loss on extinguishment of debt	-	(234)	563
Contributed services	75	75	-
Decrease (increase) in operating assets:
Accounts receivable	(14,884)	(7,319)	(5,869)
Inventories	(5,668)	702	2,258
Deferred costs	(1,935)	3,220	(850)
Deposits and other current assets	(184)	1,695	(540)
Deposits and other non-current assets	587	(319)	215
Increase (decrease) in operating liabilities:
Accounts payable	4,255	(3,722)	(2,001)
Accrued expenses and other current liabilities	(1,207)	1,148	5,365
Accrued bonuses	(1,000)	1,000	25,647
Deferred revenue	25,626	13,392	20,258
Other non-current liabilities	(69)	(409)	-
Net cash provided by operating activities	25,330	23,362	23,853

Cash flows from investing activities:
Purchases of marketable securities	(18,772)	(43,860)	(87,707)
Sales of marketable securities	14,147	39,860	80,674
Purchases to cover short investment positions	(15,938)	-	-
Sales of short investment positions	14,045	-	-
Purchases of property and equipment	(974)	(2,647)	(784)
Acquisition of Dialmaxx, net of $76 cash acquired	-	(924)	-
Merger with VocalTec	-	7,777	-
Acquisition of Stratus assets, net of $270 cash acquired	-	-	(1,730)
Acquisition of other intangible assets	(1,548)	(61)	-
Net cash (used in) provided by investing activities	(9,040)	145	(9,547)

Cash flows from financing activities:
Proceeds from sale of ordinary shares, net of issuance costs	-	565	2,871
Repayment of debt	-	(4,766)	(7,336)
Repurchase of ordinary shares to settle bonus withholding liability	-	(3,960)	-
Purchase of ordinary shares	(28,097)	(81)	-
Redemption of redeemable ordinary shares	(8,695)	-	-
Proceeds from sale of common equity put options	3,146	-	-
Purchases of comon equity call options	(85)	-	-
Proceeds from exercise of ordinary share options	1,774	28	500
Net cash used in financing activities	(31,957)	(8,214)	(3,965)
Net (decrease) increase in cash and cash equivalents	(15,667)	15,293	10,341
Cash and cash equivalents, beginning of period	28,628	13,335	2,994
Cash and cash equivalents, end of period	$12,961	$28,628	$13,335

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Supplemental disclosures:
Interest paid	$-	$516	$312
Income taxes paid	$17	$29	$-
Non-cash investing and financing activities:
Unrealized (loss) gains on marketable securities	$(1,772)	$959	$(50)
Property and equipment (acquired but not paid)	$-	$184	$-
Ordinary shares issued to settle bonus liability	$1,918	$25,647	$-
Debt issued for acquisition of Stratus assets	$-	$-	$4,710
Ordinary shares issued for acqusition of Dialmaxx	$-	$1,621	$-
Warrants and vested options assumed, and ordinary
shares issued for 2010 business combination	$-	$23,276	$-
Debt to equity conversion	$-	$-	$3,500
Reclassification of redeemable ordinary shares to
ordinary shares	$1,366	$-	$-
Intangible assets (acquired through financing)	$4,795	$-	$-
Adjustment to redemption value of redeemable
ordinary shares	$733	$2,609	$571

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –MERGER, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Merger

On July 16, 2010, VocalTec Communications Ltd. (“VocalTec”), an Israeli public company listed on NASDAQ, entered into and consummated a Merger Agreement (the “Merger Agreement”) with YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”). Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was the accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd. (which including its subsidiaries, is also referred to as the “Company,” “We,” or “magicJack VocalTec”). The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

Description of Business

magicJack VocalTec is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone (“magicJack PC”) and the award winning magicJack® products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, small business and while traveling. The Company charges as little as $20 a year for a license renewal to access its servers, and its customers then continue to obtain free telephone services. During September 2011, the Company began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUSTM, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

Following the 2010 business combination, magicJack VocalTec is a vertically integrated group of companies. The Company now owns a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. The Company intends to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. The Company is now also wholesaling telephone service to VoIP providers and others telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel.

Basis of Presentation

The Company’s consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”), and are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars in accordance with the principles set forth in ASC 830, "Foreign Currency Matters".

The 2010 business combination, which was effective July 16, 2010, was accounted for as an acquisition of the net assets of VocalTec by YMax. The historical financial statements of YMax give retroactive effect to the recapitalization and name change of YMax as if the ordinary shares issued to YMax shareholders in the 2010 business combination were outstanding for all periods presented. The ordinary shares held by VocalTec shareholders and the results of VocalTec’s operations are included in consolidated financial statements for periods after the date of 2010 business combination.

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Over 90% of all of the Company’s revenues in 2011 and 2010, and 100% of the Company’s revenues in 2009, were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software license that accompanies these products, which were $87.9 million, $92.8 million and $96.6 million for the year ended December 31, 2011, 2010 and 2009, respectively. The Company also provides its customers the ability to make domestic and international calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $11.6 million, $10.5 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The operations of Dialmaxx have been included since November 10, 2010. The operations of VocalTec have been included since July 16, 2010. The operations of VocalTec US have been included since January 2, 2009. Refer to Note 2, “2010 Business Combination,” and Note 4, “Other Business Combinations,” for further details.

NOTE 2 – 2010 BUSINESS COMBINATION

VocalTec is the inventor of VoIP and the softphone.

The acquisition of VocalTec’s intellectual property rights and technology were the primary drivers behind the 2010 business combination. As a result of the 2010 business combination, the Company gained royalty-free access to all VocalTec’s intellectual property rights and related technology. The historical financial statements of the Company give retroactive effect to the name change and recapitalization of the Company as if the ordinary shares issued to YMax shareholders in the 2010 business combination were outstanding for all periods presented.

The 2010 business combination has been accounted for as an acquisition of the net assets of VocalTec by YMax for total consideration of $23.3 million, including: (i) 2,346,586 ordinary shares held by the existing VocalTec shareholders at the time of the 2010 business combination at the estimated fair value, using the quoted market price, of the VocalTec stock of $8.25 on July 16, 2010, totaling $19.4 million, and (ii) 766,292 vested options and 729,620 warrants to purchase VocalTec ordinary shares valued at $3.9 million using a Black-Scholes option pricing model. The ordinary shares held by VocalTec shareholders and the results of VocalTec’s operations are included in the Company’s consolidated statements of operations for the year ended December 31, 2011. Acquisition costs of $1.1 million were expensed as incurred and included in general and administrative expenses for the year ended December 31, 2010.

The 2010 business combination was accounted for using the acquisition method of accounting. The purchase price which was based on the fair value of the Ordinary Shares held by VocalTec’s shareholders, vested VocalTec employee stock options and outstanding investor warrants has been allocated as follows (in thousands):

Cash and cash equivalents	$7,777
Equipment	604
Technology	291
Customer relationships	526
Intellectual property rights	3,224
Backlog	800
Other current and non-current assets	1,913
Current and non-current liabilities	(4,590)
Goodwill	12,731
Total	$23,276

The following unaudited pro forma condensed combined financial information does not reflect any cost savings or other synergies that the combined company may achieve as a result of the 2010 business combination, the costs to integrate the operations of VocalTec and YMax, or the costs necessary to achieve these cost savings and other synergies. The unaudited pro forma combined revenues, net loss and net loss per share for the year ended December 31, 2010 and 2009 for VocalTec and YMax, giving effect to the 2010 business combination as if it had occurred on January 1, 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(Unaudited)
Revenues	$123,646	$123,219
Net loss	$(5,611)	$(25,739)

Loss per ordinary share - Basic and Diluted	$(0.25)	$(1.32)

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options prior to the public market created by the merger, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

The Company evaluates its estimates on an ongoing basis. The Company’s estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that it believes to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from the Company’s estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower operating income or higher operating losses.

Business Combinations and Acquisitions

The Company allocates the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations are considered preliminary until the Company has obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Revisions to preliminary purchase price allocations, if any, are reflected retrospectively. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

Revenues

Revenue consists of revenue from sales of magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, license renewal fees, fees charged for shipping magicJack, domestic and international calling using prepaid minutes, call termination charges to other carriers and other miscellaneous charges for telecommunication usage, sales of telecommunications hardware, software and related services. Revenue is recorded net of sales returns and allowances.

Revenue Recognition

magicJack and magicJack PLUS Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack and magicJack PLUS over the license period associated with the initial 12-month license period. Customers may purchase licenses for continued use of its software to access the Company’s switches for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with a license for additional years is deferred and recognized ratably over the extended license period.

Sales Return Policy

The Company offers its direct sales customers a 30-day free trial before they have to pay for their magicJack or and magicJack PLUS unit. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged. Returns from retailers are accepted on an authorized basis. The Company has offered certain retailers the right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2011, 2010 and 2009, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s switches. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $16.2 million, $6.5 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Refer to Note 13, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

Sales of Telecommunications Hardware, Software and Service Agreements

Revenues from sales of telecommunications hardware and the Company’s proprietary software meeting the criteria for recognition upon shipment are recognized at the time of shipment to customers. Similar revenues that do not meet the criteria for recognition upon shipment are recognized over the term of the related service agreements. Revenues from service agreements are recognized over the term (generally one year) of the service agreement. Service agreements include maintenance, technical support, training and upgrades. If a service agreement for additional year(s) is purchased, the associated revenue is deferred and recognized ratably over the extended term of the service agreement. Revenues from sales of parts, services not covered by a service agreement and custom design services are recognized as parts are shipped or services are performed.

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack and magicJack PLUS units and sales of telecommunication service agreements received in advance of revenue recognition. The Company bills and collects in advance for magicJack and magicJack PLUS units, which include a license for the software to access its switches for one year in order to obtain free domestic local and long distance broadband telephone service. The Company also bills in advance for telecommunication service agreements. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

Deferred revenues are comprised of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

magicJack and magicJack PLUS product	$40,345	$28,847
License renewals	24,750	23,389
International prepaid minutes	5,308	3,741
Other	1,288	2,110
Deferred revenue, current	71,691	58,087

Deferred revenue, non-current*	46,143	34,121
Total deferred revenues	$117,834	$92,208

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Cost of Sales

Cost of sales includes direct costs of operation of the Company’s switches, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, switches and servers maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack and magicJack PLUS units are deferred on shipment and charged to cost of sales ratably over the one year initial license which is consistent with the amortization of the magicJack and magicJack PLUS revenue. Deferred costs are included in current assets in the Company’s consolidated balance sheets.

Direct costs of purchased telecommunications hardware are charged to cost of sales as products are delivered. Direct costs associated with software development until the technological feasibility has been established, modifications to customer specifications, customer training, warranty and maintenance service, and upgrades are charged to expense as incurred. All telecommunication hardware is provided by third-party original equipment manufacturers, which also provide the products’ warranties. The Company does not support or enhance these warranties.

Costs incurred for shipping and handling and credit card charges are included in cost of sales and are expensed as incurred. Costs for shipping and handling and credit card charges were $4.9 million, $5.4 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Expenses

Advertising expenses of $32.1 million, $32.2 million and $32.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, consist primarily of television infomercials and commercials, Internet advertising and print advertising. Advertising costs are expensed when incurred.

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack, magicJack PLUS, magicJack APP and its switches, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers and switches are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development costs. Research and development expenses were $2.7 million, $4.0 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings per Ordinary Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including redeemable common shares. Diluted net income (loss) per share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to stock options, warrants, convertible notes and outstanding common equity put option contracts on the Company’s own stock. The Company has elected to treat the amount of the adjustments to the carrying value of the redeemable ordinary shares that is greater than fair value of ordinary shares as dividends reducing income attributable to common shareholders and related earnings per share.

Cash and Cash Equivalents

The Company considers all financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are expected to be negotiated with other telecommunication carriers and are common in the telecommunication industry. Refer to Note 13, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	December 31,
	2011	2010	2009

Balance, beginning of period	$8,498	$2,187	$565
Change in provision for doubtful accounts	235	236	622
Change in provision for billing adjustments	16,199	6,465	1,000
Write-offs	(119)	(390)	-
Balance, end of period	$24,813	$8,498	$2,187

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital deficit in the consolidated balance sheets. Gains and losses are recorded based on specific identification by asset.

Securities sold, not yet purchased are considered liabilities, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. These liabilities are recorded at fair value with any unrealized gains and losses recognized as gains or losses on marketable securities in the Company’s consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

Common Equity Put Options

Common equity put option (“put option”) contracts sold in connection with the Company’s share repurchase program may expire unexercised or be assigned to the Company on or before the contract expiration date. Put option contracts exercised result in the Company purchasing its ordinary shares. Put option contracts outstanding at the end of a period are liabilities under ASC Subtopic 480-10, “Distinguishing Liabilities from Equity,” and are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations.

Common Equity Call Options

Common equity call option (“call option”) contracts purchased in connection with the Company’s share repurchase program may expire unexercised or be exercised by the Company on or before the contract expiration date. Call option contracts exercised result in the Company purchasing its ordinary shares. The Purchase of call option contracts on the Company’s own stock is accounted for as equity in accordance with ASC Subtopic 815-40, “Derivatives and Hedging.” Outstanding call option contracts are included in additional paid-in capital in the Company’s consolidated balance sheet at cost.

Interest and Dividend Income

Interest and dividends earned on the Company’s marketable securities are accrued as income when earned.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. Cash equivalents generally consist of money market instruments and U.S. government notes. Marketable securities generally consist of equity and debt securities as well as a variety of mutual funds which primarily invest in government securities, debt, preferred stocks and equity securities.

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. At December 31, 2011, the Company had cash and cash equivalents totaling $13.0 million, which included (i) $12.0 million in U.S. banks, and (ii) $1.0 million in Israeli banks, which was at one financial institution.

All of the Company’s non-interest bearing cash balances in U.S. banks, which included $8.0 million in one individual financial institution, were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. The Company had money market accounts with a brokerage institution with balances totaling approximately $4.0 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

Two telecommunication carriers accounted for approximately 43% and 15%, respectively, of gross accounts receivable at December 31, 2011. Two telecommunication carriers accounted for approximately 38% and 15%, respectively, of gross accounts receivable at December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, no telecommunication carrier accounted for at least 10% of the Company’s total operating revenue.

No U.S. retail customer accounted for at least 10% of gross accounts receivable at December 31, 2011 and 2010. For year ended December 31, 2011, no retailer accounted for more than 10% of the Company’s total operating revenues. For the years ended December 31, 2010 and 2009, one retailer, RadioShack, accounted for approximately 11% of the Company’s total operating revenues.

Fair Value

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Valuation based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2011 and 2010, all of the Company’s marketable securities and securities sold, not yet purchased are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company paid $1.5 million in May 2011 and is required to make non-interest bearing annual future payments of $1.5 million for each of the next four years, beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total fair value of $5.0 million at December 31, 2011, with $1.5 million included in accrued expenses and other current liabilities, and $3.5 million included in other non-current liabilities in the Company’s December 31, 2011 consolidated balance sheet. The $1.0 million unamortized discount at December 31, 2011 is being amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of December 31, 2011, outstanding common equity put options have a fair value of $0.4 million.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Property, Equipment and Depreciation Expense

Property and equipment consist primarily of switches, computer hardware, furniture, and leasehold improvements. Fixed assets, other than leasehold improvements, are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.

The Company’s hardware consists of switches, routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets.

Intangible Assets

Identifiable intangible assets are stated at cost. Amortization is computed on identified intangibles subject to amortization using the accelerated and straight-line methods over the estimated useful lives of such assets, which range from one to seventeen years. The costs of developing the Company’s intellectual property rights, intellectual property right  applications and technology are charged to research and development expense.

Long-lived Assets

The Company reviews long-lived assets subject to amortization and certain identified intangibles subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long-lived and identified assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of an asset exceeds the expected future cash flows. In years ended December 31, 2011, 2010 and 2009, there were no deemed impairments of long-lived assets. The Company reviews identified intangibles that are not subject to amortization and tests them annually for impairment.

Goodwill

The Company is currently defined as one reporting unit. The Company evaluates the carrying value of its goodwill annually or more frequently if impairment indicators arise. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If impairment is identified, the Company measures and records the amount of impairment losses. The Company evaluated whether there were any adverse qualitative factors indicating that an impairment may exist that would more-likely-than-not reduce the fair value of its reporting unit below its carrying amount.  The Company determined that it was not more-likely-than-not that an impairment may exist, and as a result, the Company’s analysis did not indicate any impairment of goodwill has occurred.

A two-step impairment test is performed on goodwill by comparing the estimated enterprise value to its carrying value, including goodwill. Subsequent to the 2010 business combination, estimated enterprise value is determined by reference to the quoted value of the Company’s ordinary shares on the NASDAQ Global Market. Prior to the 2010 business combination, the Company determined its enterprise value by reference to recent sales of its ordinary shares to non-affiliated investors and valuation analysis made in connection with acquisitions and stock option grants. The Company has not considered other factors such as a control premium for its ordinary shares, which could affect its enterprise value. In the two-step impairment test, the Company compares its carrying value, including goodwill, with the estimated enterprise value of the Company to determine whether its goodwill may be impaired. If an impairment or impairment trend is indicated, the Company will use discounted projected cash flows from operations to determine the implied fair value of its goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and the impairment is recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the estimated fair value of tangible and other intangible assets from the estimated fair value of the Company. As of October 1, 2011, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred.

Stock-based Compensation

Stock-based compensation generally consists of option grants or ordinary share awards to employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

The fair value of each option granted on the date of the 2010 business combination and in prior periods is estimated at the date of grant using the Black-Scholes option valuation model. In periods prior to the 2010 business combination, the Company estimated the fair value of the underlying ordinary shares at the date of grant based on the valuation of its ordinary shares or on recent sales of its ordinary shares to non-affiliated investors and the expected stock price volatility based on historical volatility within a representative peer group of public companies. The Company estimated expected award life as the term of the options as there was no public market for its ordinary shares, and minimal forfeiture rates as all of its option grants have been fully vested at the date of grant. Subsequent to the 2010 business combination, the value of the Company’s ordinary shares was determined based on the closing price of its ordinary shares on the NASDAQ open market. The Company estimates forfeiture rates based on expected turnover estimates, and volatility based on historical volatility within a representative group of public companies.

No options were granted during the years ended December 31, 2011 and 2010, except that outstanding unvested options of VocalTec were considered as replacement grants on the date of the 2010 business combination. The weighted average fair value of ordinary share options granted during the year ended December 31, 2010 and 2009 of approximately $6.36 and $3.06 was measured at the date of grant using the following assumptions.

	Year ended December 31,
	2010	2009
Expected life	5.4 years	2.0 years
Dividend yield	0.00%	0.0%
Expected volatility	48.7% to 65.6%	60.0%
Risk free interest rate	0.19% to 1.32%	0.88%
Forfeiture rate	0.00%	0.00%

The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield for comparable periods. The expected life of stock options for employee grants represents the period that the stock options are expected to remain outstanding.

The Company did not anticipate any forfeiture of the options granted during the year ended December 31, 2009 as all such options were fully vested at the date of grant. We did not anticipate any forfeiture of the options granted during the year ended December 31, 2010 in connection with the 2010 business combination as options held by continuing employees were in the money and expected to vest.

We recognize compensation expenses for the value of our awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that it estimates is more likely than not to be realized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due to unrealized gains or losses on marketable securities classified as available-for-sale. Comprehensive income (loss) is reflected in the consolidated statements of comprehensive income (loss) and capital deficit.

Treasury Shares

The Company presents the cost of repurchasing treasury shares as a reduction in shareholders' equity.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company will adopt the provisions under ASU 2011-04 in its Form 10-Q for the quarter ended March 31, 2012. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2010-05”) (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements.” Under the provisions of ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments summarized in ASU No. 2011-05 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has historically presented its financial statements and information about other comprehensive income in a way that meets the requirements described in ASU 2011-05. Therefore, the provisions of ASU 2011-05 will not impact the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4 – OTHER BUSINESS COMBINATION

On November 10, 2010 the Company acquired Dialmaxx, which developed technology used in providing predictive calling services to providers of non interconnected VoIP services. The Company completed the acquisition of Dialmaxx for $2.6 million, consisting of $1.0 million in cash and issuance of 100,000 of the Company’s ordinary shares with the quoted market price of $16.21 on November 10, 2010, totaling $1.6 million. Goodwill represents approximately $2.4 million of the total consideration, which will be deductible for tax purposes.

On January 2, 2009 the Company acquired the tradename, technology, equipment, and assumed trade accounts and other payables of the telecommunications division of Stratus Technologies Bermuda Ltd., which developed and built the software the Company uses to maintain its servers and switches. As a result of the VocalTec US acquisition, the Company gained control of certain maintenance and technology related to its switches and software. The Company completed the VocalTec US acquisition for $1.7 million in net cash and a note payable with an estimated fair value of $4.7 million (face value of $5.0 million) for a total purchase price of $6.4 million. Goodwill represents approximately $3.7 million of the total consideration, which will be deductible for tax purposes. Acquisition costs of $0.1 million were expensed as incurred and included in general and administrative expenses for the year ended December 31, 2009.

The acquisition was accounted for using the acquisition method of accounting. The purchase price has been allocated as follows (in thousands):

Other current assets	$182
Current liabilities	(454)
Equipment	176
Technology	2,630
Tradename	190
Goodwill	3,716
Total	$6,440

NOTE 5 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of December 31, 2011 and 2010, the available-for-sale securities primarily included mutual funds and equity securities, which are invested in the following securities (in thousands):

	December 31, 2011
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$2,780	$-	$(272)
Mutual Funds	19,355	-	(511)
Total	$22,135	$-	$(783)

	December 31, 2010
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$1,506	$8	$(266)
Mutual Funds	17,825	1,247	-
Total	$19,331	$1,255	$(266)

The fair market value of marketable securities at December 31, 2011 and 2010 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs.

NOTE 6 - SECURITIES SOLD, NOT YET PURCHASED

As part of its investment strategy, the Company uses short positions in marketable securities, also referred to as securities sold, not yet purchased. Short positions outstanding at the end of a period are liabilities, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as gains or losses on marketable securities in the Company’s consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

As of December 31, 2011, there were no outstanding securities sold, not yet purchased. As of December 31, 2010, securities sold, not yet purchased and the related unrealized gains or losses recognized on such investments were as follows (in thousands):

	December 31, 2010
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Securities sold, not yet purchased	$(2,658)	$3	$-

NOTE 7 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2011	2010

Raw materials	$4,289	$1,151
Finished goods	4,387	1,857
Total	$8,676	$3,008

Raw materials represent components used in the manufacturing of the magicJack and magicJack PLUS, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack and magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $0.8 million of obsolete inventory during the year ended December 31, 2011. There were no write-downs of obsolete inventory for year ended December 31, 2010 and 2009.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2011	2010

Switches	3	$7,099	$6,484
Computers	3	1,977	1,618
Furniture	5	173	173
Leasehold-improvements	*	227	227
Accumulated depreciation		(6,807)	(4,731)
Total		$2,669	$3,771

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2011, 2010 and 2009 was $2.1 million, $1.7 million and $1.5 million, respectively.

NOTE 9 – INTANGIBLES ASSETS

As of December 31, 2011 and 2010, the Company had intangible assets with carrying values of $11.5 million and $7.3 million. Identified intangible assets not subject to amortization consisted of tradename with carrying value of $0.9 million as of December 31, 2011 and 2010 and domain names with carrying values of $0.1 million as of December 31, 2011 and December 31, 2010. Identified intangible assets with finite lives subject to amortization consist of the following at December 31, 2011 and 2010 (in thousands):

	Estimated	December 31, 2011			December 31, 2010
	Useful Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Unaudited)			(Unaudited)
Technology	3 - 17	$5,221	$(3,311)	$1,910	$5,221	$(2,853)	$2,368
Intellectual property rights	7 - 9	7,190	(1,217)	5,973	3,020	(617)	2,403
Covenant not-to-sue	5	2,085	(243)	1,842	-	-	-
Tradename	3 - 6	321	(227)	94	321	(140)	181
Customer relationships	5 - 7	750	(119)	631	750	(3)	747
Backlog	1	800	(800)	-	800	(220)	580
Total		$16,367	$(5,917)	$10,450	$10,112	$(3,833)	$6,279

Amortization expense for years ended December 31, 2011, 2010 and 2009 were $2.1 million, $1.2 million and $1.4 million, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2011, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2012	$1,909
2013	1,841
2014	1,707
2015	1,542
2016	1,203
Thereafter	2,248
$10,450

NOTE 10 – GOODWILL

As of December 31, 2011 and 2010, the Company had goodwill with carrying values of $32.3 million. The changes in goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010

Gross balance, beginning of period	$32,304	$17,218
2010 business combination	-	12,731
Dialmaxx acquisition	-	2,355
Gross balance, end of period	32,304	32,304

Accumulated impairments	-	-
Net balance, end of period	$32,304	$32,304

NOTE 11 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in deferred costs and deferred revenues, current portion in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

The accompanying consolidated balance sheets include deferred revenues, current portion of $71.7 million and $58.1 million as of December 31, 2011 and 2010, respectively. Deferred revenues, net of current portion as of December 31, 2011 and 2010 were $46.1 million and $34.1 million, respectively. Deferred revenues are comprised of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

magicJack and magicJack PLUS product	$40,345	$28,847
License renewals	24,750	23,389
Prepaid minutes	5,308	3,741
Other	1,288	2,110
Deferred revenue, current	71,691	58,087

Deferred revenue, non-current*	46,143	34,121
Total deferred revenues	$117,834	$92,208

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Deferred revenues as of December 31, 2011 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2012	$71,691
2013	16,212
2014	12,625
2015	8,633
2016	4,442
Thereafter	4,231
$117,834

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to customers who have purchased licenses to access the Company’s switches are expensed as incurred. Such costs were approximately $27.8 million, $29.1 million and $25.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 12 – DEBT

Notes Payable – Daniel Borislow

Effective November 6, 2008, the Company entered into a repurchase agreement with Mr. Borislow whereby the Company repurchased 1,008,000 of his shares of the Company’s ordinary shares for $6.3 million ($6.25 per share). In connection with the repurchase, the Company entered into a loan and security agreement with Mr. Borislow and issued a promissory note bearing interest at an annual rate of 10% and maturing on December 8, 2009. This note was collateralized by substantially all of the assets of the Company, and was senior to all other liens and indebtedness of the Company. The Company paid this note on September 14, 2009.

Notes Payable – SJ Labs note holders

In connection with the Company’s acquisition of SJ Labs in March 2007, the Company issued notes payable to the sellers with an estimated fair value of $4.8 million (face value of $5.5 million) which bore interest at an annual rate of 1% and matured on March 31, 2009. Interest was imputed at 8% resulting in a discount of $0.7 million at issuance, which is amortized over the term of the notes as interest expense. The notes payable were secured by the shares of capital stock and intellectual property of SJ Labs.

The notes provided for conversion of the outstanding principal amount into 250,000 ordinary shares of the Company at any time based on a conversion rate of $22.00 per share.

On January 26, 2009, the notes were amended pursuant to an agreement to (a) extend the maturity of $4.5 million principal amount to July 31, 2009, (b) modify the conversion privilege on $3.5 million of the principal amount, which was considered a substantial conversion feature, and (c) require the Company to pay $1.0 million principal at closing, as well as pay an additional $1.0 million by July 31, 2009. This transaction was accounted for in fiscal year 2009 as a debt extinguishment of the notes, which resulted in the recognition of a loss on extinguishment of debt of $0.6 million, representing the difference between the carrying value of the debt on January 26, 2009 before extinguishment and the estimated fair value of the amended notes on that date.

On January 28, 2009, the Company paid $1.0 million to note holders and the remaining $1.0 million was paid to note holders on June 25, 2009, at which time the remaining $3.5 million principal amount was converted into 600,000 ordinary shares.

Notes Payable – Stratus Technologies Bermuda Ltd.

In connection with the acquisition of the assets and assumption of certain liabilities of Stratus in January 2009, the Company issued a note payable to the sellers with an estimated fair value of $4.7 million (face value of $5.0 million), with interest payable at an annual rate of 8%. These notes were due in three installments of principal and interest of $2.9 million, $1.3 million and $1.3 million in January 2010, July 2010 and January 2011, respectively. The Company withheld a portion of the installment due in January 2010 to cover undisclosed liabilities at the date of acquisition. On April 12, 2010, the Company paid $3.8 million in full settlement of its liabilities to the sellers of Stratus Technologies Bermuda Ltd., including approximately $0.2 million in accrued interest. This prepayment resulted in the recognition of a gain of approximately $0.2 million.

As of December 31, 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company will be required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total fair value of $5.0 million at December 31, 2011, with $1.5 million included in accrued expenses and other current liabilities, and $3.5 million included in other non-current liabilities in the accompanying December 31, 2011 consolidated balance sheet.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $2.0 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $25.9 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its tariffs were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $25.9 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $25.9 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

On November 18, 2011, the FCC released an order that defined what intercarrier compensation will be for VoIP traffic and what carriers are entitled to bill and collect for access services. The order became effective on for VoIP traffic on December 29, 2011. This order may clarify the uncertainty in the Access Charge System as it relates to VoIP traffic. The Company has amended its federal tariff to adopt the November 2011 FCC Order. The tariff revisions were filed on 15 day notice with no objections from the FCC or carriers. The Company is currently analyzing this FCC Order to determine what effect, if any, it will have on the Company’s operations or financial statements. However, the Company believes that the order will be helpful in the collection of future revenues and settlement of the ongoing intercarrier disputes. The Company will aggressively pursue settlement of the ongoing disputes of past billing disputes while also trying to reduce legal expenses and to obtain amicable billing and collection arrangements with other carriers under the new FCC Order.

Regulation

The Company provides free broadband telephone service using VoIP technology and traditional telephony services and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services of non interconnected VoIP. FCC regulations may now, or may in the future, be applied to the broadband telephone operations of the Company. Other FCC regulations apply to the Company because it operates switches and provides international calling capability. Some of its operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation — On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for interstate, intrastate, and local traffic origination and termination services. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

Pursuant to the FCC’s Order, rates are lowered for the most common termination functions performed by regulated service providers when handling voice traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. The transition to new rates begins by capping rates that regulated service providers can charge service providers for a variety of functions performed to terminate voice traffic. Depending on the particular function performed and the type of regulated service provider, the rate gradually decreases until a unified rate for inter- and intrastate voice traffic of $0.0007 per minute is established by July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors when processing voice traffic, called end office switching. Beginning July 1, 2017, these regulated service providers must recover the costs associated with the provision of service from their customers and not other regulated service providers.

The Order also establishes new rules concerning traffic exchanged over public switch telephone network (“PSTN”) facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with handling such traffic from their customers. But as part of the transition to that end point, the Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers. The Order establishes two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the local rate associated with traditional telecommunications traffic. Further, the Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with the rates established by the Order. The VoIP-PSTN reforms became effective December 29, 2011.

The Order broadly reforms the system of default rates that apply to payments between regulated service providers going forward, but does not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic the Company exchanges with them is subject to higher levels of compensation than the Company, or the third parties terminating the Company’s traffic to the PSTN, pay today (if any), the Company’s termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep. The Company cannot predict the full impact of the FCC’s Order at this time.

The Order may also prohibit VoIP and other providers from engaging in call blocking. This prohibition may apply to interconnected VoIP and one-way VoIP services. If access stimulation continues notwithstanding the Order’s rules designed to curb such practices and the Company cannot design a mechanism to pass through to customers the higher costs of call termination in some areas, this could impact the Company’s profitability.

The Order is now effective and may be subject to litigation. Because the FCC establishes default rates, it could also take some time for regulated service providers to invoke change in law clauses in contracts to implement the new rates.

E911 Calling — The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company is not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides a 911 solution for its customers. In September 2010, the FCC released a "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The fees in the great majority of cases could be owed by the end user and not the Company, as the Company does not know the end user’s location because the magicJack device is nomadic. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect such fees from its customers. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

Network Neutrality — On December 23, 2010, the FCC adopted an order that imposes rules on providers of fixed and wireless broadband Internet access services, with wireless providers subject to a more limited set of rules. Among other things, the rules: (1) require providers of consumer broadband Internet access to publicly disclose their network management practices and the performance and commercial terms of their broadband Internet access services; (2) prevent broadband Internet access providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent broadband Internet access providers from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. While the substance of the rules and the process used by the FCC in adopting the rules differs from the FCC’s previous Internet policy principles that were called into question by the D.C. Circuit, questions remain concerning the FCC’s ability to adopt rules governing the conduct of fixed and wireless broadband Internet access providers. The FCC’s rules became effective on November 20, 2011. On October 6, 2011, appeals of these rules filed by a number of parties were consolidated before the U.S. Court of Appeals for the District of Columbia. The Company cannot predict to what extent these or any other appeals may succeed, nor can it predict what impact these rules may have on its business at this time. While interference with access to the Company’s products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth.

Universal Service Fund (“USF”) and Other Funds— The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers. Other fees are imposed to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services Fund. All telecommunications carriers contribute to these funds, and the requirements have been expanded to interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. The Company does not bill for domestic local and long distance telecommunication calling services.

Customer Privacy and Promotional Activities — The Company is subject to various federal and state laws and regulations seeking to protect the privacy of customers’ personal information that restrict the Company’s ability to use such information for marketing and promotional purposes. The FCC limits telephone companies’ and interconnected VoIP providers’ use of customer proprietary information such as telephone calling records without customer approval, and requires those companies to protect it from disclosure. Federal and state laws also limit the Company’s and other companies’ ability to contact customers and prospective customers by telemarketing, email or fax to advertise services.

Communications Assistance for Law Enforcement Act (“CALEA”) — In September 2005, the FCC concluded that interconnected VoIP service providers must comply with the CALEA and configure their network and services to support law enforcement activity in the area of wiretaps and call records.

Services for the Disabled — Interconnected VoIP providers and manufacturers of specially designed equipment used to provide those services must take steps to ensure that individuals with disabilities, including hearing impaired and other disabled persons, have reasonable access to their services, if such access is readily achievable.

Number Portability — The FCC requires interconnected VoIP providers to comply with Local Number Portability rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.

Outage Reporting — In July 2010, the FCC’s Public Safety and Homeland Security Bureau sought comment on whether to extend the FCC’s outage reporting rules to broadband Internet service providers and interconnected VoIP service providers. In a May 2011 rulemaking, the FCC proposed to extend the outage reporting requirements in Part 4 of the rules to interconnected VoIP and broadband service providers. On February 15, 2012, the FCC announced the adoption of a Report and Order requiring interconnected VoIP service providers to report significant service outages to the FCC. The Report and Order defines outage reporting for interconnected VoIP service, establishes reporting criteria and thresholds, and discusses how the reporting process should work, what information should be reported, and confidential treatment of the outage reports. At this time, we cannot predict the potential impact on the Company’s business.

Truth-in-Billing and Unauthorized Charges — In July 2011, the FCC released a Notice of Proposed Rulemaking, seeking comment on proposed rules designed to assist consumers in detecting and preventing the placement of unauthorized charges on their telephone bills, an unlawful and fraudulent practice commonly referred to as ‘‘cramming.’’ The FCC seeks comment on whether these proposed rules or similar requirements should apply to providers of interconnected VoIP service. Further, the FCC is seeking comment on whether any of its ‘Truth-in-Billing’ rules or similar requirements should apply to interconnected VoIP providers in order to protect consumers from cramming. At this time, the Company cannot predict the outcome of this proceeding, nor can it predict the potential impact on its business.

State Regulations — The Company may be subject to a number of PUC and other state regulations that govern the terms and conditions of its offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters.

State and Municipal Taxes — The Company believes that it files all required tax returns and pays all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. It believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because its magicJack LP subsidiary’s personnel, property and activities are in Florida. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. It may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company is required to collect sales taxes for states other than Florida on sales of magicJack, it will bill and collect such taxes from its customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill its customers or increase its initial or renewal sales prices to cover the additional fees and surcharges.

In addition to the foregoing regulations to which the Company may be subject directly, changes to FCC and PUC regulations could affect the services, and the terms and conditions of service, the Company is able to provide. Moreover, changes to any regulations to which it is subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for its services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on its business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company’s business, could have a material adverse effect on its business.

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2011 are as follows (in thousands):

Fiscal Year	Estimated Rent Expense

2012	$382
2013	115
2014	104
2015	100
2016	25
Thereafter	-
$726

Rent expense for the Company’s real property leases were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 14 – REDEEMABLE ORDINARY SHARES

During August 2008, YMax and an affiliate of an unrelated multinational entertainment products and services retailer (the “Retailer”) entered into a stock purchase agreement containing anti-dilution provisions and providing for representation on its Board of Directors (the “Stock Purchase Agreement”), whereby the retailer purchased 666,668 ordinary shares of the Company for $5.0 million ($7.50 per share).

In addition, the Retailer, YMax and Mr. Borislow entered into a shareholders’ agreement which, among other things, granted the Retailer a put right from YMax for as long as the Retailer owned at least 50% of the Company’s ordinary shares purchased under the Stock Purchase Agreement. The put right allowed the Retailer at any time on or after the fifth anniversary of the agreement to require YMax to repurchase for cash any outstanding shares owned by the Retailer at the greater of $7.50 per share plus 11% per annum, or the fair market value (as defined) per ordinary share of the Company at that date. At December 31, 2010, the fair market value of the Company’s ordinary shares quoted on the NASDAQ open market exceeded the maximum put price computed based on $7.5 per share plus 11% per annum through August 2013, the earliest put date. There was uncertainty as to whether the shareholders’ agreement survived, in whole or in part, the 2010 business combination. At December 31, 2010, the redeemable ordinary shares are classified between liabilities and capital deficit at its estimated redemption value of $8.4 million in the accompanying consolidated balance sheets at December 31, 2010. The estimated redemption value as December 31, 2010 is based on the closing price on NASDAQ per ordinary share of the Company at that date.

On December 30, 2011, the Company purchased 566,668 ordinary shares (previously classified as redeemable ordinary shares) from the Retailer in an arm’s length transaction for $8.7 million, or $15.35 per share, which exceeded the closing price on NASDAQ of $13.66 per share. $7.7 million of the redemption price, representing the shares purchased at the closing price was recorded as a purchase of treasury shares. The $1.0 million excess of the redemption price paid over the closing price on NASDAQ was recorded as a reduction of additional paid-in capital and a dividend to the seller for purposes of computing earnings per share. Refer to Note 20, “Loss per Share” for further details of the impact of this item to the calculation of loss per share for the year ended December 31, 2011.

The changes in carrying value of the redeemable ordinary shares during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Balance, beginning of period	$8,373	$5,764	$5,193
Accreted dividend	-	-	571
Adjustment of redemption value of
redeemable ordinary shares	733	2,609	-
Reclassification of 566,668 redeemable
ordinary shares to treasury shares	(7,740)	-	-
Reclassification of 100,000 redeemable
ordinary shares to ordinary shares	(1,366)	-	-
Balance, end of period	$-	$8,373	$5,764

NOTE 15 – ORDINARY SHARES

During the year ended December 31, 2009, the Company sold 390,600 ordinary shares to private investors for $2.9 million, received $0.5 million on the exercise of 100,000 stock options, issued 600,000 ordinary shares on conversion of the $3.5 million principal amount of notes payable to the sellers of SJ Labs (a 2007 acquisition), and issued 363,000 ordinary shares on the cashless exercise of 1,400,000 ordinary share options to its former chairman which had an exercise price of $5.00 per share. The Company also issued 2,000 ordinary shares valued at approximately $15,000 for services rendered.

On March 10, 2010, the Company’s Board of Directors determined that it was in the best interest of the Company to pay the accrued bonuses for services rendered in 2009 in ordinary shares of the Company. On March 15, 2010, the Company issued 2.9 million ordinary shares, net of shares withheld for taxes withholdings, to settle the $21.6 million bonus liability. The Company also recognized $4.3 million in stock compensation during the year ended December 31, 2010 resulting from 2010 value changes in the ordinary shares issued to settle the bonus liability. On July 16, 2010, the Company effectively issued the 2,346,586 ordinary shares held by shareholders of VocalTec as part of the 2010 business combination at the date of the 2010 business combination, described in Note 2, “2010 Business Combination.” During the year ended December 31, 2010, the Company also (i) issued 80,000 ordinary shares, prior to the 2010 business combination, valued at $0.7 million ($8.75 per share based on comparable sales) for services rendered. (ii) issued 100,000 ordinary shares valued at $1.6 million in connection with the acquisition of Dialmaxx, described in Note 4, “Other Business Combinations,” and (iii) sold 40,000 ordinary shares to Mr. Borislow valued at $0.6 million.

On December 17, 2010, the shareholders approved an increase in Company’s authorized share capital to 100 million shares, the cancellation of the par value of the authorized and issued share capital of the Company resulting in the reclassification of $89.0 million from additional paid-in capital to ordinary shares December 2010, and the split of ordinary shares of the Company, such that every three ordinary shares may be split into four ordinary shares at such time as the Board of Directors determines appropriate.

During the year ended December 31, 2011, the Company issued 52,964 ordinary shares valued at approximately $0.7 million to members of its Board of Directors, employees and outside consultants for services rendered. Shares issued to members of its Board of Directors vest over a period of 3 years. On November 28, 2011, the Company determined that it was in its best interest to pay the 2011 bonuses in ordinary shares of the Company. On November 28, 2011, the Company issued 140,000 ordinary shares valued at approximately $1.5 million, after amounts for taxes withholdings, to settle the bonus liability.

On December 1, 2011, the Company’s Board of Directors approved a two-for-one stock split that was paid on December 16, 2011 in the form of a 100 percent stock dividend to shareholders of record as of December 12, 2011. All share and per share information has been retrospectively adjusted for the stock split.

NOTE 16 –TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

On July 20, 2010, the Company announced that its Board of Directors had authorized a stock repurchase program to enable the Company to purchase up to $12 million of its ordinary shares through the following 12 months. On April 27, 2011, the Company announced that it had increased its repurchase program by $10 million, to $22 million. The repurchase was authorized to be made at such times as management deems appropriate. The repurchase program was further increased by $13 million, to $35 million in October 2011, and increased by $20 million, to $55 million in January 2012. The objective of the Company’s stock repurchase program is to improve stockholders’ returns.

The Company may sell put option contracts or buy call option contracts in connection with its share repurchase program in order to lower the average share price paid for ordinary shares it purchases.

During the year ended December 31, 2011, the Company sold put option contracts to purchase 4,422,000 ordinary shares in connection with its share repurchase program. The Company received $3.1 million in premiums related to these sales of put option contracts. In 2011, 18,106 put option contracts were exercised, resulting in the Company purchasing 1,810,600 ordinary shares, and 19,266 put contracts expired unexercised. During the year ended December 31, 2011, the Company purchased call option contracts to purchase 93,200 ordinary shares in connection with its share repurchase program for $0.1 million.

On December 30, 2011, the Company purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share. Refer to Note 14, “Redeemable Ordinary Shares,” for further details on this transaction. During the year ended December 31, 2011, the Company also purchased 586,514 ordinary shares through other purchases.

Without taking into consideration the proceeds received from the sale of 18,106 put option contracts exercised during 2011, the Company expended approximately $33.6 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $11.33 under its stock repurchase program. At December 31, 2011, there was $1.4 million in available funds to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

At December 31, 2011, there were 6,848 put option contracts outstanding with strike prices ranging from $8.75 to $15.00 and expiration dates between January 2012 and March 2012. If these outstanding put option contracts had been exercised as of December 31, 2011, the Company would have been required to pay approximately $8.9 million to purchase 684,800 ordinary shares, representing its maximum exposure. As of December 31, 2011, these outstanding put option contracts have a fair value of $0.4 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet, and unrealized gains of $0.4 million, which are included in fair value gains on common equity put options in the Company’s consolidated statements of operations.

In 2011, the Company recognized a fair value gain of $2.2 million. That gain is comprised of unrealized gains on outstanding put option contracts as of December 31, 2011 and realized gains or losses on put option contracts that were assigned to us or expired unexercised during the year ended December 31, 2011.

At December 31, 2011, there were 932 call option contracts outstanding with a strike price of $12.50 and expiration date in January 2012. If these outstanding call option contracts had been exercised as of December 31, 2011, the Company would have been required to pay approximately $1.2 million to purchase 93,200 ordinary shares, representing its maximum exposure. No call option contracts were exercised during 2011.

On October 7, 2011, the Company purchased 200,000 ordinary shares as a result of a legal settlement related to credit card processing, for $1.5 million in cash, or $7.50 per share. The fair value of the 200,000 ordinary shares on October 7, 2011 was $2.3 million based on closing market price on NASDAQ of the Company’s ordinary shares of $11.33 per share. As a result, the Company recorded $2.3 million as the cost of treasury shares and a reduction in credit card processing fees of $0.8 million, which is included in cost of revenues.

The changes in treasury stock during the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2011		2010		2009
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	6,480	$81	-	$-	-	$-
Purchases as a result of put options
assigned to the Company	1,810,600	18,875	-	-	-	-
Purchase of treasury stock as a
result of legal settlement	200,000	2,266	-	-	-	-
Redemption of redeemable ordinary
shares	566,668	7,740	-	-	-	-
Other purchases	586,514	6,396	6,480	81	-	-
Balance, end of period	3,170,262	$35,358	6,480	$81	-	$-

NOTE 17 –ORDINARY SHARE OPTIONS AND INVESTOR WARRANTS

The Company has granted ordinary share options and issued ordinary shares as an alternative or supplement to the compensation of its executives, employees and consultants as follows:

Ordinary Share Options

The VocalTec amended 2003 Master Stock Plan (the “2003 Plan) became effective for the Company on consummation of the 2010 business combination. Upon recommendation of the Compensation Committee, the Company’s Board of Directors approves the number of options and the exercise price, generally fair market value on the date of grant, of the options. A total of 766,292 outstanding fully vested options on the date of the 2010 business combination were accounted for as additional consideration for the acquired assets based on their estimated fair value of approximately $3.6 million determined using the Black-Scholes option pricing model. A total of 83,186 outstanding unvested options with an estimated fair value of $0.5 million on the date of the 2010 business combination were accounted for as if replacement options with identical terms were granted on consummation of the 2010 business combination. The $0.5 million will be amortized as compensation expense over the 5.4 years average remaining vesting period of the replacement options, including $0.2 million and $0.1 million recognized as compensation in the years ended December 31, 2011 and 2010, respectively. On December 17, 2010, the shareholders approved amendments to the 2003 Plan to allow grants of ordinary shares and restricted shares to the Company’s directors, employees and service providers and an increase of 400,000 ordinary shares underlying the 2003 Plan every second year immediately following the annual general meeting commencing in 2010. On December 31, 2011, 697,762 ordinary shares were reserved for grant of options and restricted shares under the 2003 Plan.

	Number of Options	Estimated Life (in years)	Range of Exercise Prices	Estimated Fair Value of Options
Date of Grant
October 5, 2009	93,000	2.0	$6.25	$3.06
July 16, 2010	766,292	1.5	$0.45 - 219.70	$5.00
July 16, 2010	83,186	5.4	$0.45 - 14.83	$6.36

The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2011, 2010 and 2009 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Date of Grant	Number of Options	Exercise Price	Term (in years)	Intrinsic Value *
January 1, 2009	3,827,000	$5.75	0.93	$6,684
Granted	93,000	$6.25
Exercised	(1,500,000)	$5.00
Expired	(240,000)	$6.25
December 31, 2009	2,180,000	$6.25	0.46	$2,750
Granted	849,478	$7.96
Exercised	(4,500)	$6.25
Expired	(2,175,500)	$6.25
December 31, 2010	849,478	$6.25	1.87	$6,319
Granted	-	$-
Exercised	(531,836)	$3.33
Expired	(39,910)	$33.13
December 31, 2011	277,732	$4.98	1.66	$2,412
Vested at December 31, 2011	242,854	$5.43	1.44	$1,999

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.

Compensation expense recognized for ordinary share options was approximately $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $6 thousand and $2.6 million, respectively. As of December 31, 2011, there was approximately $0.2 million of unrecognized compensation expense related to unvested options, which is expected to be recognized in 2012.

Investor Warrants

On the date of the 2010 business combination, 560,000 warrants exercisable at $13.75 per share until June 2011 and 169,620 warrants exercisable at $17.18 per share until May 2011 were outstanding. These warrants expired unexercised. As of December 31, 2011, no warrants are outstanding. These warrants were granted by VocalTec in connection with previous financings.

NOTE 18 –GAINS (LOSSES) ON MARKETABLE SECURITIES

The Company invests its excess cash in various marketable securities. The Company has recorded a net gain (loss) of $0.6 million, $(0.7) million and $4.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. The Company paid a one-time investment advisory fee of $1.1 million paid to Mr. Borislow, CEO, for the year ended December 31, 2009 for managing its investments.

NOTE 19 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision of telecommunication technology to its U.S. subsidiaries.

The Company incurred net losses since inception for financial reporting purposes and minimal income for tax purposes. Recognition of deferred tax assets will require generation of future taxable income. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance estimated at $66.7 million and $64.9 million as of December 31, 2011 and 2010, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The reconciliations of the valuation allowance for the year ended December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010

Balance, beginning of period	$64,928	$34,737
Changes to the valuation allowance	1,808	30,191
Balance, end of period	$66,736	$64,928

The change in the valuation allowance in 2011 reflects a reduction in the valuation allowance associated with the expected utilization of net operating loss (“NOL”) carryforwards for its Israel operations resulting from taxable income from licensing telecommunication technology to our U. S. Subsidiaries. The change in the valuation allowance in 2010 is attributable to the inclusion of the valuation allowance of approximately $36.8 million related to deferred tax assets associated with the 2010 business combination. Such amounts have been somewhat offset by the effect of the Company’s election for tax purposes to recognize revenue from the sale of certain of its telecommunication products on an as earned basis rather than on an as received basis, Previously, the Company had elected a method of including such income for income for tax purposes on receipt. The change in method resulted in a deferral of tax on unearned income. Also, during 2010, some previously issued stock options expired unexercised, and the related deferred tax assets previously established were reversed reducing the tax loss carryforward and valuation allowance which had been recorded. In addition to valuation allowances that have been provided for deferred tax assets generated from operations, the valuation allowance includes deferred tax assets acquired as a part of prior year acquisitions, which totaled $1.0 million as of December 31, 2010.

For the year ended December 31, 2011, the Company’s net loss before income taxes of $0.8 million included income from foreign sources of $11.7 million, which was more than offset by losses from domestic (U.S.) locations of $12.5 million. For the year ended December 31, 2010, the Company’s net loss before income taxes of $1.6 million included income from domestic (U.S.) locations of $0.3 million and foreign losses of $1.9 million. All of the Company’s net loss before income taxes for the year ended December 31, 2009 was domestic. The Company’s income tax provision for 2011 includes the utilization of a portion of its net operating loss carryforwards of $11.6 million ($2.2 million tax effect) associated with its foreign operations. The components of the income tax provision (benefit) for the year ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$20	$13	$-
State	1	2	(9)
Foreign	(53)	(234)	-
Current provision (benefit)	(32)	(219)	(9)

Deferred:
Federal and state	93	187	-
Foreign	-	-	-
Deferred provision	93	187	-

Total tax provision (benefit)	$61	$(32)	$(9)

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the year ended December 31, 2011, 2010 and 2009. No income tax benefit has been recorded in prior years due to the Company’s historical pretax losses (in thousands):

	Year Ended December 31,
	2011		2010	2009

Federal tax at statutory rate	34.00%		34.00%	34.00%
State and local taxes, net of federal	3.60		3.60	3.60
Nondeductible compensation	(10.88)		(102.42)	0.00
Acquisition costs	0.00		(25.57)	0.00
Foreign losses at rates other than domestic	0.00		(23.11)	0.00
Loss on extinguishment of note	0.00		0.00	(0.94)
Other	12.75		13.16	0.07
Valuation allowance	(47.35)		102.36	(36.73)
Effective tax rate	(7.88	) %	2.02%	0.00%

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follow (in thousands):

	December 31, 2011		December 31, 2010
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Deferred revenue, net of deferred costs	$8,789	$4,235	$-	$6,606
Net operating loss carryforward	-	51,139	-	55,384
Basis difference in fixed assets	-	44	-	-
Basis difference in intangible assets	-	2,383	-	2,403
Allowance for doubtful accounts	244	-	200	-
Currently non-deductible expenses and other	-	-	80	-
Capital loss carryforwards	-	-	-	261
Total deferred tax assets	9,033	57,801	280	64,654

Deferred tax liabilities:
Basis difference in goodwill	-	(280)	-	(187)
Basis difference in fixed assets	-	-	-	(6)
Currently non-deductible expenses and other	(98)	-	-	-
Total deferred tax liabilities	(98)	(280)	-	(193)

Valuation allowance	(8,935)	(57,801)	(280)	(64,648)

Net deferred taxes	$-	$(280)	$-	$(187)

At December 31, 2011, NOL carryforwards for United States income tax purposes were approximately $46.8 million. Due to the 2010 business combination, as well as prior acquisitions, approximately $20.0 million of the Company’s combined NOL could be subject to an annual limitation of approximately $10.0 million. Should the Company’s NOL carryforwards not be utilized, the majority will begin to expire in 2027. In addition, at December 31, 2011, the Company also had United States state NOL carryforwards in excess of $47.0 million.

The parent Company had NOL carryforwards for Israeli tax purposes of approximately $185.1 million at December 31, 2011, which may be carried forward indefinitely. A 100% valuation allowance for the entire deferred tax asset in respect of the Israeli NOL was recorded at the date of the 2010 business combination due to the uncertainty regarding future realization.

As the Company has a history of net losses, the Company is unable to conclude that it is more-likely-than-not that the remaining deferred tax assets resulting from unutilized NOL’s will be realized in the foreseeable future.

The Company adopted the provisions of ASC Subtopic 740-10, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” as of January 1, 2007 with no material impact to its Company’s consolidated financial position or its results of operations. As of December 31, 2011, the parent company has a current liability for uncertain tax positions of $0.5 million, including interest and penalties of $70 thousand. The tax years 2005 – 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The current provision includes a $43 thousand benefit for tax positions resulting from the Company’s update of the assessment of its liability associated with those uncertain tax positions, net of current year tax accruals.

Goodwill associated with the 2010 business combination will not be deductible for tax purposes as the 2010 business combination was a tax-free reorganization. As disclosed in Note 4, “Other Business Combinations,” goodwill from the acquisition of VocalTec US and Dialmaxx are deductible for tax purposes.

NOTE 20 – LOSS PER SHARE

Net Income (loss) per share attributable to the Company’s shareholders – basic, is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares. Income (loss) per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of warrants, options or convertible notes to purchase ordinary shares and outstanding put option contracts on the Company’s own stock. The Company has elected to treat the amount of the adjustments to the carrying value of the redeemable ordinary shares that is greater than fair value of ordinary shares as dividends reducing income attributable to common shareholders and related earnings per share.

Due to the net loss for the years ended December 31, 2011, 2010 and 2009, basic and diluted loss per common share was the same, as the effect of potentially dilutive securities was have been anti-dilutive. Potentially dilutive securities, using the treasury stock method not included in the diluted loss per share calculation for years ended December 31, 2011, 2010 and 2009, due to net losses, are set forth in the following table, which presents the computation of basic and diluted net loss per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(836)	$(1,555)	$(22,531)
Dividends on redeemable ordinary shares	(955)	-	(571)
Net loss attributable to ordinary shareholders	$(1,791)	$(1,555)	$(23,102)

Denominator:
Denominator for basic and diluted net (loss per
share - weighted average shares outstanding	23,342	21,630	17,598

Net loss per share attributable to shareholders
Basic	$(0.08)	$(0.07)	$(1.31)
Diluted	$(0.08)	$(0.07)	$(1.31)

Potentially dilutive securities not included in the diluted loss per share calculation for years ended December 31, 2011, 2010 and 2009, due to net losses, are set forth in the following table,

	Year Ended December 31,
	2011	2010	2009
Effect of dilutive Warrants and Options to
purchase ordinary shares	184	481	-
Effect of dilutive Warrants and Options exercised
or expired during this period	269	341	-
Effect of dilutive Common Equity Put Options
Outstanding	31	-	-

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2011 and 2010 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2011
Operating revenues (1)	$30,086	$28,818	$24,912	$26,634	$110,450
Gross Profit	17,093	16,722	12,407	13,047	59,269
Operating income (loss)	2,391	1,934	(2,961)	(6,009)	(4,645)
Net income (loss)	1,828	2,954	(961)	(4,657)	(836)
Earnings (loss) per share:
Basic	0.08	0.13	(0.04)	(0.26)	(0.08)
Diluted	0.08	0.13	(0.04)	(0.26)	(0.08)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2010
Operating revenues (2)	$30,798	$30,579	$29,788	$28,513	$119,678
Gross Profit	15,715	16,558	16,038	14,194	62,505
Operating (loss) income	(3,529)	1,255	939	(958)	(2,293)
Net (loss) income	(2,526)	691	816	(536)	(1,555)
(Loss) Earnings per share:
Basic	(0.14)	0.03	0.05	(0.02)	(0.07)
Diluted	(0.14)	0.03	0.04	(0.02)	(0.07)

(1) Operating revenues for the third and fourth quarter of fiscal year 2011 include an additional allowance for billing adjustments of $4.0 million and $2.7 million, respectively. Refer to Note 13, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

(2) Operating revenues for the fourth quarter of fiscal year 2010 include an additional allowance for billing adjustments of $2.0 million.

The sum of quarterly earnings (loss) per share amounts does not add to the annual loss per share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following our merger with YMax, we decided to consolidate our accounting services in a single accounting firm. To that end, on November 1, 2010, our Board of Directors elected to continue the existing relationship of our subsidiary YMax Corporation with BDO USA, LLP and recommended to shareholders the appointment of BDO USA, LLP as the Company’s new auditors for the year ending December 31, 2010. The requisite majority of shareholders approved the appointment on December 17, 2010. On December 28, 2010 the Company entered into an agreement with BDO USA, LLP acknowledging same.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
magicJack VocalTec Ltd.
Netanya, Israel

We have audited magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A, Controls and Procedures - Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, magicJack VocalTec Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for each of the three years in the period ended December 31, 2011 of magicJack VocalTec Ltd. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 15, 2012

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following sets forth certain information regarding our directors and executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Daniel Borislow (1)	50	Chief Executive Officer and Director
Ilan Rosen	55	Chairman of the Board of Directors
Dr. Yuen Wah Sing	57	President - TigerJet and Director
Gerald Vento (1) (2)	64	Director
Donald A. Burns	48	Director
Yoseph Dauber (1) (2)	76	External Director
Tal Yaron-Eldar (2)	48	External Director
Peter Russo	55	Chief Financial Officer and Treasurer
Andrew MacInnes	45	President

 (1) Member of the Compensation Committee.
 (2) Member of the Audit Committee.

DANIEL BORISLOW was appointed as the Company’s Chief Executive Officer and was appointed to our Board of Directors upon the consummation of the 2010 business combination between VocalTec and YMax on July 16 2010. Mr. Borislow is the founder of YMax and served as an executive officer and a director since its inception in 2005. Mr. Borislow is the inventor of the magicJack. In 1989, Mr. Borislow founded Tel Save (later known as Talk.com), an Internet and telecommunications company, which went public in 1995, at which point Mr. Borislow owned approximately 58% of its common stock. Tel Save reached a valuation as high as $2 billion. He served as the Chairman and Chief Executive Officer of Talk.com until 1999, when he retired. Mr. Borislow has a Bachelor of Arts and Honorary Doctorate degrees from Widener University, where he also serves on the Board of Trustees.

ILAN ROSEN was appointed as Chairman of our Board of Directors in November 2005 (following and pursuant to the business combination with Tdsoft Ltd). From 1993 to 1996, he served as President of Adsha Development & Investments Ltd., an Israeli investment company that was listed on the Tel Aviv Stock Exchange, and in that capacity served on various boards of directors. From November 1996 through January 2004, Mr. Rosen served as Vice President of Teledata Networks (formerly ADC Telecommunications, Israel and prior thereto Teledata Communications Ltd.) and in that capacity, in addition to serving as chairman of the board of Tdsoft, Mr. Rosen served on the board of directors of each of G-Connect Ltd., VManage Ltd., Mind CTI Ltd. and various other companies. Mr. Rosen received a B.Sc. (cum laude) in mechanical engineering from Tel Aviv University in 1979, and an MBA from Tel Aviv University in 1986.

DR. YUEN WAH SING was appointed to the Company’s Board upon the consummation of the 2010 business combination between VocalTec and YMax on July 16, 2010. Dr. Sing has been the President of TigerJet Network, Inc. (“TigerJet”), currently a wholly owned subsidiary of YMax, since June 2008. Dr. Sing brings more than 30 years of semiconductor and VoIP communication industry experience to the Company. He has served as a director of YMax since 2008 and as its Chairman since October 2009. Prior to its acquisition by YMax in 2008, from 1998 to 2008, Dr. Sing founded and was the Chief Executive Officer of TigerJet. Prior to founding TigerJet, Dr. Sing was the founder of 8x8 Inc./Packet 8, a video conferencing and VoIP company and served as Executive Vice President and Vice Chairman from 1987 to 1997. Dr. Sing received a PhD and MS degree in electrical engineering from the University of California, Berkeley.

GERALD VENTO was appointed to the Company’s Board upon the consummation of the 2010 business combination between VocalTec and YMax on July 16, 2010. Mr. Vento has served as a director of YMax since 2008. Mr. Vento currently serves as the CEO and Executive Chairman of Velocity Express, LLC, a privately held transportation and logistics company. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and he continues to serve as a director of Westec. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States.

DONALD A. BURNS was appointed to the Company’s Board on December 17, 2010. Mr. Burns served as President of YMax from March 2007 to February 2008, Director of YMax from March 2007 to June 2009 and Chairman of the Board of Directors of YMax from February 2008 to June 2009. In 1993, Mr. Burns founded Telco Communications Group, Inc., a telecommunications company, and its Dial & Save subsidiaries, and served as the Chief Executive Officer and Vice Chairman until the company was sold to Excel Telecommunications, Inc. in 1997. Mr. Burns is the Founder and President of The Donald A. Burns Foundation, Inc. Mr. Burns attended The University of Maryland.

YOSEPH DAUBER was appointed to the Company’s Board in August 2006. In November 2009, Mr. Dauber was appointed for a second three-year term as an external director. Mr. Dauber has served as a director of NICE Systems Ltd. since April 2002. Mr. Dauber also serves on the board of directors of S. Shlomo Holdings Ltd., Delek Group and Orbit Technologies Ltd. Mr. Dauber is currently the Chairman of Kcps Manof Fund. Until January 2009, Mr. Dauber served as a director of Clal Insurance Holdings Company. From September 2003 and until November 2008 he served on the board of directors of Bank Hapoalim. Mr. Dauber joined Bank Hapoalim in 1973. On July 1988 he became a member of the Board of Management of Bank Hapoalim. Beginning 2001 until June 2002, he was Deputy Chairman of the Board of Management and joint Managing Director of Bank Hapoalim. From 2002 to 2003, he served as Chairman of the Israel Maritime Bank Ltd. Mr. Dauber has also served on the board of directors of Lodzia Rotex Ltd. and Afcon Industries Ltd. Mr. Dauber holds a Bachelor’s degree in Economics and Statistics from the Hebrew University in Jerusalem and a Masters degree in Law from Bar Ilan University.

TAL YARON-ELDAR was appointed to the Company’s Board in April 2011. Since January 2004, she has served as the Chief Executive Officer of Arazim Investment Company, a publicly traded real estate investment company. She was a partner with the law firm Cohen, Yaron-Eldar & Co. from July 2004 to March 2007, when she became a partner with the law firm of Tadmor & Co. Ms. Yaron-Eldar has also served in a variety of public positions, including Chief Legal Advisor of the Customs and V.A.T. Department of the Finance Ministry of the State of Israel from 1998 to 2001 and as the Commissioner of Income Tax and Real Property Tax Authority of the State of Israel  from 2002 to 2004. She currently serves as a director of Rosetta Genomics Ltd., a biotech company traded on Nasdaq; Alliance Ltd., a tire manufacturing company traded on the Tel Aviv Stock Exchange; Meditechnika Ltd., a medical appliances company traded on the Tel Aviv Stock Exchange; and Juno Capital. Ms. Yaron-Eldar holds an MBA, specializing in finance, and an LLB from Tel Aviv University, and is a member of the Israeli Bar Association.

PETER RUSSO was appointed as the Company’s Chief Financial Officer and Treasurer upon the consummation of the 2010 business combination between VocalTec and YMax on July 16, 2010. Prior to this appointment, Mr. Russo served as the Chief Financial Officer of YMax since 2005. Prior to joining YMax, from 1996-1999, he was a consultant and served as the Chief Financial Officer of Group Long Distance, Inc. (GLD), a publicly traded reseller of local and long distance services. Prior to joining GLD, Mr. Russo was the Executive Vice President of State Bank of South Australia. Mr. Russo holds a B.B.A. degree from Pace University in New York.

ANDREW MACINNES was appointed as the Company’s President in February 2012. Prior to joining the Company, Mr. MacInnes was Managing Director at Oppenheimer & Co. (and previously CIBC World Markets Corp.) since 1998, where he most recently served as Head of Equity Capital Markets. From 1988 to 1998, Mr. MacInnes worked for Salomon Brothers Inc. most recently as Vice President in the Equity Capital Markets Group. Previously, he worked in various roles in the Bond Portfolio Analysis Group and the Financial Strategies Group. Mr. MacInnes received a B.Sc. Economics (Honors) from the London School of Economics, and is a CFA Charterholder.

Tsipi Kagan served as an external director of the Company until January 31, 2011, Richard Connaughton served as a director of the Company until March 25, 2011 and Richard Schaeffer served as a director of the Company until August 23, 2011.

Term of Office of Directors

Our board of directors presently consists of seven members. The expiration dates of the terms of office of our directors are as follows: (a) Donald A. Burns and Ilan Rosen — at the annual general meeting of the Company’s shareholders to be held in 2014 (at which time they may be re-appointed as directors); (b) Daniel Borislow, Gerald Vento and Dr. Yuen Wah Sing — at the annual general meeting of the Company’s shareholders to be held in 2013 (at which time they may be re-appointed as directors); (c) External Director: Yoseph Dauber, who was re-elected for his office as an external director in November 2009, will serve in such position for three years; and (d) External Director: Tal Yaron-Eldar, who was elected to her office as an external director in April 2011, will serve in such position for three years.

Section 16(a) Beneficial Ownership Compliance

Not Applicable

Audit Committee

Under the Companies Law, the board of directors of any publicly traded company must also appoint an audit committee, comprised of at least three directors, including all of the external directors, but excluding: the chairman of the board of directors, any controlling shareholder or a relative of a controlling shareholder, any director employed by the Company or by its controlling shareholder or by an entity controlled by the controlling shareholder, any director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives most of its income from the controlling shareholder.

We are subject to the rules of NASDAQ applicable to listed companies. Under the NASDAQ rules, we are required to appoint a minimum of three independent directors on our audit committee.

Our audit committee is comprised of Yoseph Dauber, Tal Yaron-Eldar and Gerald Vento.

The purpose of the audit committee is to provide assistance to the Board of Directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting and internal control functions of the Company and its subsidiaries as well as complying with the legal requirements under Israeli law and the Sarbanes-Oxley Act of 2002. The following are examples of functions within the authority of the audit committee:

•      To detect irregularities in the management of our business and our internal control procedures through, among other things, consultation with our internal and external auditors and to suggest to the board of directors methods to correct those irregularities.

•      To decide whether to approve acts or transactions involving directors, executive officers, controlling shareholders and third parties in which directors, executive officers or controlling shareholders have an interest.

•      To communicate on a regular basis with the Company’s outside auditors and review their operation and remuneration.

An audit committee may not approve an action or a transaction with an office holder or a controlling shareholder or an entity in which either of them has a personal interest unless at the time of approval the two external directors are serving as members of the audit committee and at least one of the external directors is present at the meeting in which an approval is granted.

Audit Committee Financial Expert

As of March 15, 2012, our audit committee was comprised of Yoseph Dauber, Tal Yaron-Eldar and Gerald Vento. Our Board of Directors determined that Tal Yaron-Eldar qualifies as an "audit committee financial expert" as defined by Item 407(d) of Regulation S-K, and that each of the members of the audit committee qualifies as an independent director, as defined in NASDAQ Marketplace Rule 5605(a)(2).

Compensation Committee

As of March 15, 2012, our Compensation Committee was comprised of Tal Yaron-Eldar, Gerald Vento and Yoseph Dauber.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, executive officers, and other employees. A copy of our code of ethics is available on the Company's Internet Website: http://www.vocaltec.com under "Corporate".

ITEM 11.                    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The goals of our executive officer compensation program are to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus, and equity compensation designed to align management’s incentives with the long-term interests of our stockholders. In addition, we provide our named executive officers with benefits that are generally available to all employees of the Company. Compensation paid to our executive officers is made on a discretionary basis by the Board of Directors following approval by the Audit Committee. In addition, shareholders must approve certain executive compensation, as described in more detail below.

Our Named Executive Officers in 2011 were Daniel Borislow, Chief Executive Officer and Director; Peter Russo, Chief Financial Officer and Treasurer; and Dr. Yuen Wah Sing, President – TigerJet and Director.

Following our ceasing to be a foreign private issuer as of January 1, 2012, we are no longer permitted to follow home country corporate governance practices in lieu of those followed by U.S. companies under the listing standards of NASDAQ. In connection with this transition to domestic issuer status, we have appointed a compensation committee consisting of independent members to recommend executive compensation to our board of directors in the future (in lieu of our Audit Committee). For more information regarding the composition of the compensation committee, refer to Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Comparison of Cumulative Five Year Total Stockholder Return

Setting Executive Compensation

Our compensation setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among base salary, bonus, and equity compensation. The compensation package of each executive is designed to attract or retain those executives, and to reward company-wide performance through tying compensation decisions to general operational and financial performance. Executive management consisting of the CEO and CFO evaluates both company and individual performance and makes periodic compensation recommendations to the Compensation Committee and Board of Directors. The Compensation Committee may from time to time utilize various analyses, such as the above comparison of stockholder returns graph, to determine appropriate executive compensation.

Executive management conducts periodic assessments of individual performance as measured by financial and operational metrics of the Company appropriate to each individual executive, such as revenues and other operational/administrative measurements. Simultaneously, executive management conducts an assessment of our Company’s overall performance, which includes the achievement of operating results and other performance criteria. The combination of these two factors determines what will be the overall compensation recommendation from executive management to the Board of Directors. Based on this recommendation and its own analysis, the Board of Directors in consultation with the Compensation Committee uses its discretion to determine both the overall compensation level for each executive and specific allocation to each element of compensation.

Executive management and the Board of Directors in consultation with the Compensation Committee periodically review base salary levels for executive officers of our Company, and determinations regarding bonuses are generally made at the end of a fiscal year. The responsibilities of the Board of Directors in consultation with the Compensation Committee include discharging other responsibilities relating to compensation programs of our Company.

Shareholder Approval of Certain Executive Compensation

Due to their positions as directors, Israeli law requires that compensation payable to our executive officers Mr. Borislow and to Dr. Yuen Wah Sing be approved by our Audit Committee, Board of Directors, and shareholders. Because Mr. Borislow may be deemed to be a controlling shareholder of the Company, Israeli law requires that a special majority of shareholders approve his compensation, as described below.

Under the Companies Law, arrangements between a public company and a director as to the terms of his office, and an arrangement with a director regarding compensation for non-directorial duties in a public company, requires the approval of the audit committee followed by the approval of the board of directors and the shareholders of the company.

In addition, under the Companies Law, extraordinary transactions of a public company with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of engagement of the company, directly or indirectly, with a controlling shareholder or his or her relative regarding the receipt by the company of services from the controlling shareholder, and if such controlling shareholder is also an office holder of the company, regarding his or her terms of service and employment, require the approval of the audit committee, the board of directors and the shareholders of the company, in that order. The shareholder approval must fulfill one of the following requirements: (i) the shareholder approval includes the approval of the holders of at least a majority of the shares of shareholders who have no personal interest in the transaction who vote at the meeting (abstained votes are disregarded), or (ii) the total number of shares of shareholders who have no personal interest in the transaction who vote against the transaction does not exceed two percent of the aggregate voting rights in the company. In addition, any such extraordinary transaction with a term of more than three years requires the abovementioned approval every three years unless, with respect to transactions not involving the receipt of services or compensation, the audit committee determines that a longer term is reasonable under the circumstances. A controlling shareholder is someone who has the ability to direct the activities of the company (other than due to a position in the company), including a shareholder who holds 25% or more of the voting rights in a public company if there is no other shareholder holding more than 25% of the voting rights at such time. There is a presumption that a shareholder that holds more than 50% of the voting rights in a public company is deemed to be a controlling shareholder.

Following approvals of the Audit Committee and Board of Directors, the shareholders of the Company approved the terms of remuneration of Mr. Borislow on December 17, 2010.

Compensation Program

The primary components of the executive compensation program of our Company consist of base salary, discretionary bonuses, grants of ordinary shares, and health benefits.

Base Salary

We provide executive officers with a level of base salary that recognizes appropriately each individual officer’s scope of responsibility, role in the organization, experience, and contributions to the success of our Company. Increases to base salary are proposed when justified by individual performance. Mr. Borislow’s base salary in 2011 for his service as a member of the Board or any committee thereof, and for serving as Chief Executive Officer of the Company, is a fixed annual payment (paid quarterly) of $200,000. Mr. Russo received a base salary of $153,429 in 2011 for his service as Chief Financial Officer and Treasurer. Dr. Sing received a base salary of $158,124 for his service as President of TigerJet Network, Inc.

Management Bonus

Periodic bonuses are intended to provide additional compensation to key officers and employees who contribute substantially to the success of our Company. The granting of such awards is based upon the level of our Company’s general performance but is not tied to individual performance objectives. In 2011, Mr. Russo received a bonus of $144,350 to reflect his significant contributions to the administration and financial management of the Company.

Grants of Ordinary Shares

Equity compensation consists of periodic grants of ordinary shares to certain of our executives to provide additional incentive to work to maximize long-term total return to stockholders. Award levels are determined based on market data and may vary among participants based on their positions within the Company, assessment of job performance, and other factors. Under our 2003 Amended Master Stock Option Plan, or 2003 Plan, a committee appointed by the Board is specified to act as the plan administrator. If, in the opinion of the committee based on recommendation from management and/or the Board of Directors, the outstanding service of an existing employee merits an increase in the number of options and awards held, the committee may elect to issue additional ordinary shares to that employee. In 2011, the Board of Directors administered the plan directly and not through a committee. On November 28, 2011, Mr. Russo received 23,000 ordinary shares to reflect his significant contributions to the administration and financial management of the Company.

Benefits

We provide various employee benefit programs to our executive officers, including: (i) medical and dental insurance benefits for our U.S based employees (excluding the Company’s CEO, Daniel Borislow, who does not receive medical and dental insurance benefits from the Company), and (i) a defined contribution retirement plan for our Israeli employees. These benefits are generally available to all full-time employees of our Company based on their location. In addition, consideration is given to the tax liability that could result from any grant of ordinary shares and additional management bonus (and correspondingly fewer shares) may be provided by the Board of Directors as part of the overall compensation package to assist in the payment of such liability. For this reason, $145,771 in payroll-related tax gross-up was provided to Mr. Russo in 2011.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Our Audit Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K and, based on such review and discussions, the Audit Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted, The Audit Committee

Tal Yaron-Eldar
Gerald Vento
Yoseph Dauber

SUMMARY COMPENSATION TABLE (1)

The table below summarizes the total compensation earned by each of our executive officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)
Daniel Borislow
Chief Executive Officer, Director	2011 2010	200,000 — (3)	— —	— —	— —	200,000 —
Peter Russo
Chief Financial Officer, Treasurer	2011 2010	153,429 65,208	144,350 550,000	254,150 —	151,331 (4) 2,364 (4)	703,260 617,572
Dr. Yuen Wah Sing
President - TigerJet, Director	2011 2010	158,124 79,062	— —	— —	7,232 (5) 2,735 (5)	165,356 81,797

(1)
On July 16, 2010, we entered into and consummated the merger agreement with YMax. Compensation information is provided here since the date of the merger, when the named executive officers first began service as executive officers of the Company.

(2)
The amounts in this column reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock-based Compensation.”

(3)	No salary compensation was paid to Mr. Borislow in 2010.
(4)	Mr. Russo received $145,771 in payroll-related tax gross-up related to the 2011 stock award and $5,560 and $2,364 in health-related benefits in 2011 and 2010, respectively.
(5)	Dr. Sing received $7,232 and $2,735 in health-related benefits in 2011 and 2010, respectively.

2011 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2011.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock And Option Awards ($)(1)
(a)	(b)	(i)	(l)
Daniel Borislow	—	—	—
Peter Russo	November 28, 2011	23,000	254,150
Dr. Yuen Wah Sing	—	—	—

(1)
The amounts in this column reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date in accordance with ASC Topic 718, “Stock-based Compensation.”

The Company has no employment agreements with its named officers.

Outstanding Equity Awards and Stock Vesting

None of our named executive officers had any unexercised options, shares that had not vested, or equity incentive plan awards outstanding on December 31, 2011. Neither did any of our named executive officers have any shares that vested in the fiscal year ended December 31, 2011.

Pension Benefits and Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us, neither do any of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change of Control

None of our named executives has any contract, agreement, plan, or arrangement that provides payments as a result of termination of employment, change in responsibilities of such executive, or change of control of the Company.

Audit Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, our Audit Committee consisted of Tal Yaron-Eldar, Gerald Vento, and Yoseph Dauber.

Director Compensation

The following table sets forth information with respect to compensation for the directors listed during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Ilan Rosen	100,000			—	100,000
Richard Schaeffer	17,821	(2)	—	—	17,821
Gerald Vento	40,000		—	—	40,000
Donald A. Burns	20,000		—	—	20,000
Yoseph Dauber	36,283		23,689	—	59,972
Tal Yaron-Eldar	20,192	(3)	23,689	—	43,881
Richard Connaughton	—	(4)	—	—	—
Tsipi Kagan	—	(5)	—	—	—

(1)
The amounts in this column reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date in accordance with ASC Topic 718, “Stock-based Compensation.” The fair value of stock awards presented herein represents the portion of the award that vested during the year.

(2)	Mr. Schaeffer stopped serving as a director of the Company on August 23, 2011.
(3)	Ms. Yaron-Eldar began serving as a director of the Company on April 28, 2011.
(4)	Mr. Connaughton stopped serving as director of the Company on March 25, 2011.
(5)	Ms. Kagan stopped serving as director of the Company on January 31, 2011.

The following table sets forth information with respect to outstanding vested and unvested director equity awards at December 31, 2011.

Name	Number of Restricted Stock Awards (vested / unvested)		Number of Stock Option Awards (vested / unvested)
Ilan Rosen	(— / —)		(31,982 / 6,000)
Richard Schaeffer	(— / —)		( — / —)
Gerald Vento	(— / —)		( — / —)
Donald A. Burns	(— / —)		( — / —)
Yoseph Dauber	(0 / 10,000	) (1)	(21,600 / 4,000)
Tal Yaron-Eldar	(0 / 10,000	) (1)	( — / —)
Richard Connaughton	(— / —)		( — / —)
Tsipi Kagan	(— / —)		( — / —)

(1)	Mr. Dauber and Ms. Yaron-Eldar each received a grant of 10,000 Ordinary Shares, no par value, of the Company, in April 2011, which shares shall vest annually and equally over three years.

The Company’s non-employee directors receive the following compensation:

•
A fixed annual payment of $20,000 (to be paid quarterly) for service as a member of the Board, plus, if applicable, a fixed annual payment of $10,000 (to be paid quarterly) for service as a member of each committee of the Board on which the director serves. Ms. Yaron-Eldar serves on the Audit Committee, where Mr. Schaeffer served for a few months while a director Messrs. Vento and Dauber serve on both the Executive and Compensation and Audit Committees.

•
Reimbursement of business expenses and travel and accommodation expenses incurred in the performance of duties as a member of the Board and/or any Board committee, including, for illustration purposes, business class flying tickets for overseas travels, suitable hotel accommodation, taxi and/or leased vehicles.

•
Without derogating from the above, Mr. Rosen’s remuneration for service as a member of the Board or any committee thereof shall be a fixed annual payment (to be paid quarterly), which shall equal $100,000. In addition, Mr. Rosen is entitled to an additional annual payment in an amount of up to $20,000, subject to the discretion of the Company’s Executive and Compensation Committee.

•
In addition, on April 28, 2011, the Company's external directors Yoseph Dauber and Tal Yaron-Eldar each received a grant of 10,000 Ordinary Shares, no par value, of the Company, which shares shall vest annually and equally over three years and will otherwise be subject to the terms of the Company's 2003 Plan (the “Shares”). The terms of the grant will provide that in the event of: (A) (i) a sale of all or substantially all of the assets of the Company; or (ii) a sale (including an exchange) of all of the capital stock of the Company; or (iii) a merger, consolidation, amalgamation or like transaction of the Company with or into another company; or (iv) a scheme of arrangement for the purpose of effecting such sale, merger or amalgamation, and (B) as a result of such transaction the external directors are required to cease to serve as directors of the Company, then all unvested Shares on the closing date of such transaction shall automatically accelerate.

Equity Compensation Plan Information

Refer to Item 5, “Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information with respect to all of our equity compensation plans in effect as of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 29, 2012, the number of our ordinary shares, which constitute our only voting securities, beneficially owned by (i) all shareholders known to us to own more than five percent (5%) of our outstanding ordinary shares, and (ii) each of our directors, (iii) each of our named executive officers, and (iv) by all of our current executive officers and directors as a group as of February 29, 2012. The data presented is based on information provided to us by the holders or disclosed in public filings with the SEC.

Beneficial ownership is determined in accordance with the rules of SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their ordinary shares, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of the date hereof, which we refer to as presently exercisable ordinary share options. The percentage of outstanding ordinary shares is based on 21,018,254 ordinary shares outstanding as of as of February 29, 2012.

Except where otherwise indicated, and except pursuant to community property laws, we believe, based on information furnished by such owners, that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. The shareholders listed below do not have any different voting rights from any of our other shareholders.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent
Daniel Borislow (2)	5,217,104	24.825%
Menachem Goldstone	1,431,000	6.81%
c/o 5700 Georgia Ave. West Palm Beach, FL 33405
Adam St. Partners, LLC (3)	1,642,860	7.82%
One North Wacker, Suite 2200
Chicago, IL 60606
Peter Russo	37,090	*
Andrew MacInnes	15,000	*
Dr. Yuen Wah Sing	393,306	1.87%
Ilan Rosen (4)	36,462	*
Gerald Vento	81,500	*
Donald A. Burns	471,894	2.25%
Yoseph Dauber (5)	26,934	*
Tal Yaron-Eldar (6)	3,334	*
Officers and directors as a group (9 persons) (7)	6,282,624	29.81%

*	Represents less than 1% of the outstanding ordinary shares.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting power with respect to ordinary shares. Unless otherwise indicated below, to our knowledge, all persons included in this table have sole voting and dispositive power with respect to their ordinary shares, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon settlement of restricted ordinary shares held by the respective person or group that will vest within 60 days of the date hereof and pursuant to ordinary share options held by the respective person or group that are currently exercisable or may be exercised within 60 days of the date hereof, which we refer to as presently exercisable ordinary share options.

(2)
Includes 317,928 shares held by the spouse of Mr. Borislow and 4,800 shares held in a trust, directed by Mr. Borislow’s spouse for the benefit of Mr. Borislow’s children. Mr. Borislow disclaims beneficial ownership of these 322,728 ordinary shares.

(3)	Information based on the Schedule 13G filed by Adams St. Partners, LLC with the Securities and Exchange Commission on October 17, 2011.
(4)
Includes 31,982 ordinary shares issuable pursuant to presently exercisable ordinary share options and 3,000 ordinary shares issuable pursuant to ordinary share options that will vest within 60 days of the date hereof.

(5)
Includes 21,600 ordinary shares issuable pursuant to presently exercisable ordinary share options, 2,000 ordinary shares issuable pursuant to ordinary share options that will vest within 60 days of the date hereof, and 3,334 restricted ordinary shares that will vest within 60 days of the date hereof.

(6)	Includes 3,334 restricted ordinary shares that will vest within 60 days of the date hereof.
(7)
Includes 58,582 ordinary shares underlying outstanding restricted ordinary shares and ordinary share options that are either currently exercisable or will become exercisable within 60 days of the date hereof as well as shares held by Mr. Daniel Borislow and others.

In connection with the closing of the 2010 business combination, each share of YMax outstanding immediately prior to the consummation of the 2010 business combination was cancelled (the “Merger Consideration”). As a shareholder in YMax, Mr. Borislow directly acquired 5,396,380 ordinary shares as part of the 2010 business combination (and an additional 322,728 shares were issued to the shareholders referred to in footnote (1) above). For additional information on the 2010 business combination, refer to Item 1, "Business."

Equity Compensation Plan Information

For information on securities authorized for issuance under equity compensation plans, refer to Item 11, "Executive Compensation."

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 17, 2010, the shareholders of the Company approved a private placement of ordinary shares to Mr. Daniel Borislow, the Company’s Chief Executive Officer and a director (at a per share price equal to the then current market price of the Company’s Ordinary Shares, as determined by the Board at the time of allocation), in order to cause his holdings to increase above 25% of the Company’s issued and outstanding share capital. On December 20, 2010, the Company issued 40,000 ordinary shares to Mr. Borislow at a price per share of $14.13 per share.

Other than that described above, in our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Independent Directors

Independent members of the Board of Directors consist of Ilan Rosen (chairman), Yoseph Dauber, Tal Yaron-Eldar, Donald A. Burns, and Gerald Vento. Non-independent members of the Board of Directors consist of Daniel Borislow and Dr. Yuen Wah Sing. During the fiscal year ended December 31, 2011, our Audit Committee consisted of the following independent directors: Yoseph Dauber, Tal Yaron-Eldar and Gerald Vento. A Compensation Committee has been appointed to recommend executive compensation to our board of directors for 2012. The Compensation Committee consists of the following independent directors: Yoseph Dauber, Tal Yaron-Eldar and Gerald Vento.

Approval of Related Party Transactions Under Israeli Law

Under the Companies Law, an engagement by the Company with an officer who is not a director regarding his or her service and terms of employment, including an undertaking to indemnify, exculpate or insure such office holder, must be approved by the audit committee and then the board of directors. Such an engagement may be approved by a compensation committee of the board of directors instead of the audit committee so long as such compensation committee complies with all the requirements that apply to an audit committee under the Companies Law.

For all other transactions between an officer and the Company, the Companies Law requires audit committee approval followed by board of director approval if the transaction is deemed to be extraordinary, and only board or director approval if the transaction is not deemed to be extraordinary. Under the Companies Law, an “extraordinary transaction” is a transaction:

•	other than in the ordinary course of business;
•	that is not on market terms; or
•	that is likely to have a material impact on a company’s profitability, assets or liabilities.

Under the Companies Law, arrangements between a public company and a director as to the terms of his office, and an arrangement with a director regarding the terms of employment in other positions in a public company, requires the approval of the audit committee followed by the approval of the board of directors and the shareholders of the company.

A person who has a personal interest in the approval of a transaction that is submitted to approval of the audit committee or the board of directors generally may not be present during the deliberations and shall not take part in the voting of the audit committee or of the board of directors on such transaction. However, such person may be present at the meeting for the purpose of presenting the transaction if the chairman of the board of directors or the chairman of the audit committee, as the case may be, has determined that the presence of such director is required for presenting the transaction. Notwithstanding the above, a director may be present at a deliberation of the audit committee and the board of directors and may take part in the voting, if the majority of the members of the audit committee or the board of directors, as the case may be, have a personal interest in the approval of the transaction, in which case the transaction shall also require the approval of the shareholders of the company.

In addition, under the Companies Law, extraordinary transactions of a public company with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of engagement of the company, directly or indirectly, with a controlling shareholder or his or her relative regarding the receipt by the company of services from the controlling shareholder, and if such controlling shareholder is also an office holder of the company, regarding his or her terms of service and employment, require the approval of the audit committee, the board of directors and the shareholders of the company, in that order. The shareholder approval must fulfill one of the following requirements: (i) the shareholder approval includes the approval of the holders of at least a majority of the shares of shareholders who have no personal interest in the transaction who vote at the meeting (abstained votes are disregarded), or (ii) the total number of shares of shareholders who have no personal interest in the transaction who vote against the transaction does not exceed two percent of the aggregate voting rights in the company. In addition, any such extraordinary transaction with a term of more than three years requires the abovementioned approval every three years unless, with respect to transactions not involving the receipt of services or compensation, the audit committee determines that a longer term is reasonable under the circumstances. A controlling shareholder is someone who has the ability to direct the activities of the company (other than due to a position in the company), including a shareholder who holds 25% or more of the voting rights in a public company if there is no other shareholder holding more than 25% of the voting rights at such time. There is a presumption that a shareholder that holds more than 50% of the voting rights in a public company is deemed to be a controlling shareholder.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Our audit committee is responsible for the oversight of our independent auditors’ work. The audit committee’s policy is to pre-approve all audit and non-audit services provided by our auditors. The audit committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the audit committee on an individual basis. The following table sets forth fees for professional services provided by BDO, the Company’s current independent auditor, for the audit of the Company’s financial statements for fiscal years 2010 and 2011, and fees billed for audit-related and other services from the 2010 business combination to December 31, 2011 (in thousands):

	2011	2010
Audit fees (1)	$783	$666
Audit-related fees (2)	-	-
Tax fees (3)	97	90
All other fees (4)	-	-
Total fees	$880	$756

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with the filings of Form 6-K and Form F-3, and other statutory or regulatory filings. Audit Fees for the year ended December 31, 2011 also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting as promulgated by Section 404 of the Sarbanes-Oxley Act.

(2)
Represents aggregate fees for assurance and related services provided by BDO that are reasonably related to the performance of the audit or review of our financial statements and are not reported under item (1) above.

(3)	Represents aggregate fees for professional services provided in connection with tax compliance, tax planning and tax advice.
(4)	No other fees outside the scope of items (1) through (3) above were provided by BDO.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1
Agreement and Plan of Merger, dated as of July 16, 2010, among YMax Corporation, the Company and VocalTec Merger Sub, Inc., filed with the SEC on July 19, 2010 as Exhibit 10.1 to Form 6-K and incorporated herein by reference.

3.1	Amended and Restated Articles of Association
4.1
Form of Share Certificate of the Company, filed with the SEC on January 12, 2011 as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form F-3 (File No. 333-169659) and incorporated herein by reference.

10.1
2003 Amended Master Stock Option Plan filed with the SEC on January 19, 2011 as Exhibit 99.1 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.2
Amended and Restated Appendix to Stock Option Plan – U.S.A. Employees filed with the SEC on January 19, 2011 as Exhibit 99.2 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.3
Amended and Restated Appendix to Stock Option Plan – Non-U.S. and Non-Israeli  Employees and Consultants filed with the SEC on January 19, 2011 as Exhibit 99.3 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.4
Form of indemnification and release undertaking between the Company and each of Daniel Borislow, Ilan Rosen, Gerald Vento,  Yuen Wah Sing, Donald A. Burns, Yoseph Dauber, Tal Yaron-Eldar and Peter Russo filed with the SEC on November 18, 2010 as Appendix B to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.5
Form of YMax indemnification undertaking between YMax Corporation and each of Daniel Borislow, Gerald Vento, Yuen Wah Sing, Donald A. Burns and Peter Russo, filed with the SEC on November 18, 2010 as Appendix C to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.8
Form of Asset Purchase Agreement by and between the Company and Outsmart Ltd., dated December 9, 2009, filed with the SEC on May 12, 2010 as Exhibit 4.1(i) to the Company’s Annual Report on Form 20-F for the year ended December 31, 2009 and incorporated herein by reference.

10.9
Registration Rights Agreement, dated as of July 16, 2010, between VocalTec Communications Ltd. and Daniel Borislow, filed with the SEC on July 19, 2010 as Exhibit 10.2 to the Company’s Report on Form 6-K and incorporated herein by reference.

10.10
Amendment to Registration Rights Agreement between VocalTec Communications Ltd. and Daniel Borislow, dated September 15, 2010, filed with the SEC on January 12, 2011 as Exhibit 4.4 to the Pre-effective Amendment No. 1 on Form F-3 (File No. 333-16959) and incorporated herein by reference.

10.11	Restricted Share Grant Letter Agreement, dated April 28, 2011, with Yoseph Dauber.
10.12	Restricted Share Grant Letter Agreement, dated April 28, 2011, with Tal Yaron-Eldar.
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Daniel Borislow —————————————— Daniel Borislow Chief Executive Officer and Director Date: March 15, 2012	/s/ Peter Russo —————————————— Peter Russo Chief Financial Officer and Treasurer Date: March 15, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Borislow —————————————— Daniel Borislow	Chief Executive Officer & Director (principal executive officer)	March 15, 2012

/s/ Peter Russo —————————————— Peter Russo	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	March 15, 2012

/s/ Ilan Rosen —————————————— Ilan Rosen	Director	March 15, 2012

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 15, 2012

/s/ Gerald Vento —————————————— Gerald Vento	Director	March 15, 2012

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	March 15, 2012

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 15, 2012

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	March 15, 2012