Form 10-Q
period 2012-03-31
MAGICJACK VOCALTEC LTD
filed 2012-05-04
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(561) 749-2255
(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

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

Yes ☐   No ☒

There were 20,231,845 shares of ordinary shares with no par value outstanding at April 30, 2012.

DEFINITIONS

In this quarterly report on Form 10-Q, unless the context otherwise requires:

•
references to “magicJack VocalTec,” the ”Company,” “we,” “us” or “our” are to magicJack VocalTec Ltd., a company organized under the laws of the State of Israel (the “Registrant”), and its subsidiaries;

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,179	$12,961
Marketable securities, at fair value	28,306	22,135
Accounts receivable, net of allowance for doubtful accounts, billing
adjustments and sales of $27,429 and $24,813, respectively	9,664	8,786
Inventories	7,237	8,676
Deferred costs	9,973	8,550
Deposits and other current assets	2,395	1,796
Total current assets	89,754	62,904

Property and equipment, net	2,522	2,669
Intangible assets, net	12,425	11,494
Goodwill	32,304	32,304
Deposits and other non-current assets	1,246	1,259
Total assets	$138,251	$110,630
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$3,135	$6,845
Accrued expenses and other current liabilities	13,749	8,109
Accrued bonuses	750	-
Deferred revenue, current portion	86,892	71,691
Total current liabilities	104,526	86,645

Deferred revenue, net of current portion	50,649	46,143
Other non-current liabilities	4,362	4,219
Total liabilities	159,537	137,007

Commitments and contingencies (Note 10)

Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized; 24,541
and 24,344 shares issued and outstanding, respectively	105,858	104,630
Additional paid-in capital	662	497
Accumulated other comprehensive loss	(320)	(783)
Treasury stock, at cost (3,483 and 3,170 shares, respectively)	(40,319)	(35,358)
Accumulated deficit	(87,167)	(95,363)
Total capital deficit	(21,286)	(26,377)
Total liabilities and capital deficit	$138,251	$110,630

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$37,587	$30,086
Cost of revenues	15,560	12,993
Gross profit	22,027	17,093

Operating expenses:
Advertising	8,704	6,676
General and administrative	6,834	7,370
Research and development	658	656
Total operating expenses	16,196	14,702
Operating income	5,831	2,391

Other income (expense):
Gains (losses) on marketable securities	597	(1,309)
Interest and dividend income	251	194
Interest expense	(119)	-
Fair value gain on common equity put options	1,656	568
Other income, net	10	12
Total other income (expense)	2,395	(535)
Income before income taxes	8,226	1,856
Income tax expense	30	28
Net income	$8,196	$1,828

Income per ordinary share:
Basic	$0.39	$0.08
Diluted	$0.39	$0.08

Weighted average ordinary shares outstanding:
Basic	21,092	23,484
Diluted	21,240	23,927

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net income	$8,196	$1,828
Other comprehensive income (loss):
Net unrealized gain on marketable securities	463	1,055
Comprehensive income	$8,659	$2,883

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
(in thousands)

	Common Stock		Additional Paid-inCapital	Accumulated Other Comprehensive Loss	Treasury Stock			Total Capital Deficit
	Number	Amount			Number	Amount	Deficit
Balance, January 1, 2012	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	165	659	-	-	-	-	-	659
Share based compensation	10	169	56	-	-	-	-	225
Ordinary shares issued for purchase of
intangible asset	22	400	-	-	-	-	-	400
Purchase of treasury stock	-	-	-	-	(313)	(4,647)	-	(4,647)
Contributed services	-	-	20	-	-	-	-	20
Purchase of common equity call options	-	-	(225)	-	-	-	-	(225)
Exercise of common equity call options	-	-	314	-	-	(314)	-	-
Unrealized gain on marketable securities	-	-	-	463	-	-	-	463
Net income	-	-	-	-	-	-	8,196	8,196
Balance, March 31, 2012 (unaudited)	24,541	$105,858	$662	$(320)	(3,483)	$(40,319)	$(87,167)	$(21,286)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$8,196	$1,828
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts, billing
adjustments and sales	2,622	2,742
Stock-based compensation	225	56
Depreciation and amortization	629	992
Deferred income tax provision	24	23
Interest expense - non-cash	119	-
(Gain) loss on sale of securities	(597)	1,309
Fair value gain on common equity put options	(1,656)	(568)
Contributed services	20	19
Decrease (increase) in operating assets:
Accounts receivable	(3,500)	(3,829)
Inventories	1,439	(1,295)
Deferred costs	(1,423)	624
Deposits and other current assets	(581)	390
Deposits and other non-current assets	155	39
Increase (decrease) in operating liabilities:
Accounts payable	(3,710)	2,628
Accrued expenses and other current liabilities	1,744	(564)
Accrued bonuses	750	(460)
Deferred revenue	19,707	2,324
Other non-current liabilities	-	(58)
Net cash provided by operating activities	24,163	6,200

Cash flows from investing activities:
Purchases of marketable securities	(14,546)	(1,120)
Sales of marketable securities	8,106	-
Purchases to cover short investment positions	(9,916)	-
Sales of short investment positions	15,086	-
Purchases of property and equipment	-	(242)
Acquisition of intangible assets	(1,013)	(2)
Net cash used in by investing activities	(2,283)	(1,364)

Cash flows from financing activities:
Purchase of treasury stock	(4,657)	(7,132)
Proceeds from sale of common equity put options	1,561	874
Purchases of common equity call options	(225)	-
Proceeds from exercise of ordinary share options	659	721
Net cash used in financing activities	(2,662)	(5,537)
Net increase (decrease) in cash and cash equivalents	19,218	(701)
Cash and cash equivalents, beginning of period	12,961	28,628
Cash and cash equivalents, end of period	$32,179	$27,927

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$2	$1
Non-cash investing and financing activities:
Unrealized gains on marketable securities	$463	$1,055
Property and equipment (acquired but not paid)	$-	$(242)
Ordinary shares issued for purchase of
intangible asset	$400	$-
Adjustment to redemption value of redeemable
ordinary shares	$-	$(1,173)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2012 and for the Three Months Periods
Ended March 31, 2012 and 2011 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. The Company intends to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. The Company is now also wholesaling telephone service to VoIP providers and others telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel.

Basis of Presentation

The Company’s consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, the Company’s consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars in accordance with the principles set forth in ASC 830, "Foreign Currency Matters".

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three months ended March 31, 2012 and 2011 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software license that accompanies these products, which were $28.9 million and $22.3 million for the three months ended March 31, 2012 and 2011, respectively. The Company also provides its customers the ability to make domestic and international calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $5.8 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service. Accordingly, approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue. For the three months ended March 31, 2012, the Company’s revenue from prepaid minutes, gross margin and net income were positively impacted by approximately $3.0 million by that expiration. As a result, the Company’s diluted earnings per ordinary share for the quarter were increased by approximately $0.15 per ordinary share.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowances for billing adjustments, sales and doubtful accounts, the recoverability of long-lived assets and goodwill and estimates of likely outcomes related to certain contingent liabilities.

The Company evaluates its estimates on an ongoing basis. The Company’s estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that it believes to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from the Company’s estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower operating income.

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

Sales Return Policy

The Company offers its direct sales customers a 30-day free trial before they have to pay for their magicJack or and magicJack PLUS unit. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged. Returns from retailers are accepted on an authorized basis. The Company has offered certain retailers the right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2012 and 2011, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s switches. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $2.2 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Refer to Note 10, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

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

Deferred revenues are comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
magicJack and magicJack PLUS product	$51,270	$40,345
License renewals	32,495	24,750
International prepaid minutes	2,564	5,308
Other	563	1,288
Deferred revenue, current	86,892	71,691

Deferred revenue, non-current*	50,649	46,143
Total deferred revenues	$137,541	$117,834

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Cost of Revenues

Cost of revenues includes direct costs of operation of the Company’s switches, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, switches and servers maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack and magicJack PLUS units are deferred on shipment and charged to cost of sales ratably over the one year initial license which is consistent with the amortization of the magicJack and magicJack PLUS revenue. Deferred costs are included in current assets in the Company’s unaudited consolidated balance sheets.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $2.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

Allowance for Doubtful Accounts, Billing Adjustments and Sales

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance also includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. Refer to Note 10, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates in effect for the year the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that it estimates is more-likely-than-not to be realized.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company records its income tax expense for interim financial statements by using an estimated annual income tax rate based on its expected annual results after offset for net operating loss carryforwards and other nontaxable items. The tax benefits of net operating loss carryforwards are recognized for financial reporting purposes to the extent that the Company reports income before taxes. The Company did not recognize additional deferred tax assets for unused net operating loss carryforwards as it is not more-likely-than-not that such benefits will be realized.

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

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. At March 31, 2012, the Company had cash and cash equivalents totaling $32.2 million, which included (i) $31.1 million in U.S. banks, and (ii) $1.1 million in Israeli banks, which was at one financial institution.

All of the Company’s non-interest bearing cash balances in U.S. banks, which included $4.2 million in one individual financial institution, were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. The Company had money market accounts with a brokerage institution with balances totaling approximately $26.9 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

Two telecommunication carriers accounted for approximately 32% and 11%, respectively, of gross accounts receivable at March 31, 2012. Two telecommunication carriers accounted for approximately 43% and 15%, respectively, of gross accounts receivable at December 31, 2011. For the three months ended March 31, 2012 and 2011, no telecommunication carrier accounted for at least 10% of the Company’s total operating revenue.

No U.S. retail customer accounted for at least 10% of gross accounts receivable at March 31, 2012 and December 31, 2011. For the three months ended March 31, 2012 and 2011, no retailer accounted for at least 10% of the Company’s total operating revenues.

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

As of March 31, 2012 and December 31, 2011, all of the Company’s marketable securities and securities sold, not yet purchased are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of March 31, 2012, outstanding common equity put options have a fair value of $0.2 million.

Property, Equipment, Depreciation Expense

Property and equipment consist primarily of switches, computer hardware, furniture, and leasehold improvements. Fixed assets, other than leasehold improvements, are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.

The Company’s hardware consists of switches, routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There is no impairment at March 31, 2012.

Goodwill

The Company is currently defined as one reporting unit. The Company evaluates the carrying value of its goodwill annually or more frequently if impairment indicators arise. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. If one or more indicators of impairment exist, the Company determines if it is more-likely-than-not that an impairment exists. If impairment is identified, the Company measures and records the amount of impairment losses.

If an impairment is more-likely-than-not, the Company will determine the implied fair value of its goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and the impairment is recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the estimated fair value of tangible and other intangible assets from the estimated fair value of the Company. As of October 1, 2011, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There are no goodwill impairment indicators as of March 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted the provisions under ASU 2011-04 in this quarterly report on Form 10-Q. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not impact the Company's consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of March 31, 2012 and December 31, 2011, the available-for-sale securities primarily included mutual funds and equity securities, which are invested in the following securities (in thousands):

	March 31, 2012 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities and option contracts	$1,641	$-	$(901)
Debt securities	5,917	-	(53)
Mutual Funds	20,748	634	-
Total	$28,306	$634	$(954)

	December 31, 2011
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$2,780	$-	$(272)
Mutual Funds	19,355	-	(511)
Total	$22,135	$-	$(783)

The fair market value of marketable securities at March 31, 2012 and December 31, 2011 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs.

NOTE 4 - SECURITIES SOLD, NOT YET PURCHASED

As part of its investment strategy, the Company uses short positions in marketable securities and common equity option contracts, also referred to as securities sold, not yet purchased. Short positions outstanding at the end of a period are liabilities, and are included in accrued expenses and other current liabilities in the accompanying balance sheets. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as gains or losses on marketable securities in the Company’s consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

As of March 31, 2012, securities sold, not yet purchased and the related unrealized gains recognized on such investments were as follows (in thousands).

	March 31, 2012 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Securities sold, not yet purchased	$(3,847)	$189	$-

As of December 31, 2011, there were no outstanding securities sold, not yet purchased.

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$3,211	$4,289
Finished goods	4,026	4,387
Total	$7,237	$8,676

Raw materials represent components used in the manufacturing of the magicJack and magicJack PLUS, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack and magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $0.4 million of obsolete inventory during the three months ended March 31, 2012. There were no write-downs of obsolete inventory for the three months ended March 31, 2011.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31,	December 31,
	(in years)	2012	2011
		(Unaudited)
Switches	3 - 15	$7,099	$7,099
Computers	3	1,977	1,977
Furniture	5	173	173
Leasehold-improvements	*	227	227
Accumulated depreciation		(6,954)	(6,807)
Total		$2,522	$2,669

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.5 million, respectively.

During the three months ended March 31, 2012, the Company changed the estimated useful lives of some of its switches and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and will be accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” This change in estimate did not materially impact the results of operation or earnings per share for the three months ended March 31, 2012.

NOTE 7 – INTANGIBLES ASSETS

As of March 31, 2012 and December 31, 2011, the Company had intangible assets with carrying values of $12.4 million and $11.5 million. Identified intangible assets not subject to amortization consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	March 31, 2012 (Unaudited)			December 31, 2011
	Useful Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
					(Unaudited)
Technology	3 - 17	$5,221	$(3,418)	$1,803	$5,221	$(3,311)	$1,910
Intellectual property rights	7 - 17	8,190	(1,361)	6,829	7,190	(1,217)	5,973
Covenant not-to-sue	5	2,085	(347)	1,738	2,085	(243)	1,842
Tradename	3 - 6	321	(232)	89	321	(227)	94
Customer relationships	5 - 7	750	(241)	509	750	(119)	631
Backlog	1	800	(800)	-	800	(800)	-
Total		$17,367	$(6,399)	$10,968	$16,367	$(5,917)	$10,450

Amortization expense for the three months ended March 31, 2012 and 2011 was $0.5 million. Based on the carrying value of identified intangible assets recorded at March 31, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
(Unaudited)
Nine months ending December 31, 2012	$1,477
2013	1,901
2014	1,767
2015	1,602
2016	1,263
Thereafter	2,958
$10,968

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in deferred costs and deferred revenues, current portion in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

The accompanying unaudited consolidated balance sheets include deferred revenues, current portion of $86.9 million and $71.7 million as of March 31, 2012 and December 31, 2011, respectively. Deferred revenues, net of current portion as of March 31, 2012 and December 31, 2011 were $50.6 million and $46.1 million, respectively. Deferred revenues are comprised of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
magicJack and magicJack PLUS product	$51,270	$40,345
License renewals	32,495	24,750
Prepaid minutes	2,564	5,308
Other	563	1,288
Deferred revenue, current	86,892	71,691

Deferred revenue, non-current*	50,649	46,143
Total deferred revenues	$137,541	$117,834

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to customers who have purchased licenses to access the Company’s switches are expensed as incurred. Such costs were approximately $7.6 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 9 – OTHER LIABILITIES

As of March 31, 2012 and December 31, 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company will be required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $5.2 million and $5.0 million at March 31, 2012 and December 31, 2011, respectively, with $1.5 million included in accrued expenses and other current liabilities at March 31, 2012 and December 31, 2011, and $3.7 million and $3.5 million included in other non-current liabilities in the accompanying March 31, 2012 and December 31, 2011 unaudited consolidated balance sheet, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $1.0 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $28.7 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its tariffs were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $28.7 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $28.7 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

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

NOTE 11 – ORDINARY SHARES

During the three months ended March 31, 2012, the Company issued: (i) 10,000 ordinary shares valued at approximately $0.2 million to its new President for a sign-on bonus, and (ii) 21,564 ordinary shares valued at approximately $0.4 million for the purchase of a carrier interconnection agreement. No ordinary shares were issued during the three months ended March 31, 2011.

NOTE 12 –TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

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

During the three months ended March 31, 2012 and 2011, the Company sold put option contracts to purchase 1,087,700 and 1,147,200 ordinary shares, respectively, in connection with its share repurchase program. The Company received $1.6 million and $0.9 million, respectively, in premiums related to these sales of put option contracts. During the three months ended March 31, 2012 and 2011, 439 and 2,532 put option contracts were exercised, respectively, resulting in the Company purchasing 43,900 and 253,200 ordinary shares, respectively. During the three months ended March 31, 2012 and 2011, 15,530 and 1,000 put contracts expired unexercised, respectively.

During the three months ended March 31, 2012, the Company purchased call option contracts to purchase 176,000 ordinary shares in connection with our share repurchase program for $0.2 million. During the three months ended March 31, 2012, the Company exercised 2,692 call option contracts to purchase 269,200 ordinary shares in connection with its share repurchase program for approximately $4.1 million, or $15.32 per share. During the three months ended March 31, 2011, the Company also purchased 430,786 ordinary shares through other purchases for approximately $4.6 million, or $10.68 per share.

Without taking into consideration the proceeds received from the sale of 439 and 2,532 put option contracts exercised during the three months ended March 31, 2012 and 2011, respectively, the Company expended approximately: (i) $5.0 million purchasing 313,100 shares of outstanding ordinary shares at an average price of $15.88 under its stock repurchase program during the three months ended March 31, 2012 and (ii) $7.0 million purchasing 683,986 shares of outstanding ordinary shares at an average price of $10.18 under its stock repurchase program during the three months ended March 31, 2011. At March 31, 2012 there was $16.5 million in available funds to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

At March 31, 2012, there were 1,756 put option contracts outstanding with strike prices ranging from $20.00 to $25.00 and expiring in April 2012. If these outstanding put option contracts had been exercised as of March 31, 2012, the Company would have been required to pay approximately $3.7 million to purchase 175,600 ordinary shares, representing its maximum exposure. As of March 31, 2012, these outstanding put option contracts have a fair value of $0.3 million, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, and unrealized gains of $0.1 million, which are included in fair value gains on common equity put options in the Company’s statements of operations.

In the three months ended March 31, 2012 and 2011, the Company recognized a fair value gain of $1.7 million and $0.6 million, respectively. That gain is comprised of unrealized gains on outstanding put option contracts as of the end of each three month period and realized gains or losses on put option contracts that were assigned to the Company or expired unexercised during each of the three months ended March 31, 2012 and 2011.

The changes in treasury stock during the three months ended March 31, 2012 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2012
	Number	Amount
	(Unaudited)
Balance, beginning of period	3,170,262	$35,358
Purchases as a result of put options
assigned to the Company	43,900	836
Purchases as a result of call options
exercised by the Company	269,200	4,125
Balance, end of period	3,483,362	$40,319

NOTE 13 –ORDINARY SHARE OPTIONS

The Company has granted ordinary share options and issued ordinary shares as an alternative or supplement to the compensation of its executives, employees and consultants. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2011 and three months ended March 31, 2012 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2011	861,978	$4.47	1.83	$6,977
Granted	-	$-
Exercised	(531,836)	$3.33
Expired	(39,910)	$33.13
December 31, 2011	290,232	$4.86	1.51	$2,554
Granted	-	$-
Exercised	(165,320)	$3.99
Expired	(3,820)	$10.02
March 31, 2012	121,092	$5.89	2.42	$1,915
Vested at March 31, 2012	95,514	$6.95	2.49	$1,409

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.

Compensation expense recognized for ordinary share options was $56 thousand for each of the three months ended March 31, 2012 and 2011. The total intrinsic value of ordinary share options exercised during the three months ended March 31, 2012 and year ended December 31, 2011 was $2.0 million and $3.9 million, respectively. As of March 31, 2012, there was approximately $0.1 million of unrecognized compensation expense related to unvested options, which is expected to be recognized in the remainder of 2012.

NOTE 14 –GAINS (LOSSES) ON MARKETABLE SECURITIES

The Company invests its excess cash in various marketable securities. The Company has recorded a net gain (loss) of $0.6 million and $(1.3) million in the three months ended March 31, 2012 and 2011, respectively.

NOTE 15 – INCOME TAXES

The Company’s effective income tax rate for each of the three months ended March 31, 2012 and 2011 was approximately 0%. The low effective income tax rate resulted from utilization of tax loss carryforwards from prior years. The minimal taxes shown on the statements of operations represent state income taxes and other taxes, which are not off settable by tax loss carryforwards.

NOTE 16 – INCOME PER SHARE

Net Income per share attributable to the Company’s shareholders – basic, is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of warrants or options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock.

The following table, which presents the computation of basic and diluted net loss per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to shareholders	$8,196	$1,828

Denominator:
Denominator for basic net income per
share - weighted average shares outstanding	21,092	23,484
Effect of dilutive Warrants and Options to
purchase ordinary shares	86	387
Effect of dilutive Warrants and Options exercised
or expired during this period	41	56
Effect of dilutive Common Equity Put Options
Outstanding	21	-
Denominator for diluted net income per
share - weighted average shares outstanding	21,240	23,927

Net income per ordinary share attributable to shareholders
Basic	$0.39	$0.08
Diluted	$0.39	$0.08

NOTE 17 – SUBSEQUENT EVENTS

On April 27, 2012, the Company announced that its Board of Directors had authorized a new stock repurchase program to enable the Company to purchase up to $20 million of its ordinary shares upon finishing the current $55.0 million stock repurchase plan.

On May 4, 2012, the Company announced the details on the terms of a modification of its planned Loyalty Rights offering to shareholders of record as of May 18, 2012. Shareholders will now receive a non-transferrable right consisting of a unit comprised of one free ordinary share and a non-transferable subscription right to purchase one ordinary share for every 4 shares held as of the record date. The subscription right will allow shareholders to purchase the one ordinary share for $23.00. The subscription rights are expected to expire no later than 30 days after issuance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our unaudited consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

magicJack VocalTec is a vertically integrated group of companies. We own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. We also wholesale telephone service to VoIP providers and others telecommunication carriers.

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

Basis of Presentation

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars in accordance with the principles set forth in ASC 830, "Foreign Currency Matters".

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments, sales and doubtful accounts, the recoverability of long-lived assets and goodwill and estimates of likely outcomes related to certain contingent liabilities. We evaluate our estimates on an ongoing basis. Our estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that we believe to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from our estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower operating income or higher operating losses.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

Returns from retailers are accepted on an authorized basis. We have offered certain retailers the right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three months ended March 31, 2012 and 2011, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on our switches, and wholesaling telephone service to VoIP providers and others telecommunication carriers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $2.2 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. We have estimated and provided allowances for billing adjustments of access charges to carrier customers. Refer to Note 10, “Commitments and Contingencies,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates in effect for the year the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that it estimates is more-likely-than-not to be realized.

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

We record our income tax expense for interim financial statements by using an estimated annual income tax rate based on our expected annual results after offset for net operating loss carryforwards and other nontaxable items. The tax benefits of net operating loss carryforwards are recognized for financial reporting purposes to the extent that we report income before taxes. We did not recognize additional deferred tax assets for unused net operating loss carryforwards as it is not more-likely-than-not that such benefits will be realized.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The consolidated statements of operations below have been expanded to show the composition of our operating revenue and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2012 Compared to
	2012	2011	2011
Revenue
Sale of magicJack and magicJack PLUS	$14,970	$13,027	$1,943	14.9
License renewals	10,263	7,913	2,350	29.7
Shipping and handling	1,190	648	542	83.6
magicJack-related products	2,485	746	1,739	233.1
Prepaid minutes	5,847	2,915	2,932	100.6
Access and termination charges	1,907	2,171	(264)	(12.2)
Other	925	2,666	(1,741)	(65.3)
Total Operating Revenue	37,587	30,086	7,501	24.9

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	4,850	3,424	1,426	41.6
Shipping and handling	1,009	279	730	261.6
Credit card processing fees	1,112	958	154	16.1
Network and carrier charges	7,609	6,967	642	9.2
Other	980	1,365	(385)	(28.2)
Total Cost of Revenues	15,560	12,993	2,567	19.8

Gross Profit	22,027	17,093	4,934	28.9

Operating expenses:
Advertising	8,704	6,676	2,028	30.4
General and administrative	6,834	7,370	(536)	(7.3)
Research and development	658	656	2	0.3
Total operating expenses	16,196	14,702	1,494	10.2
Operating income	5,831	2,391	3,440	143.9

Other income (expense):
Gains (losses) on marketable securities	597	(1,309)	1,906	*
Interest and dividend income	251	194	57	*
Interest expense	(119)	-	(119)	*
Fair value gain on common equity put options	1,656	568	1,088	*
Other income, net	10	12	(2)	*
Total other income	2,395	(535)	2,930	*
Income before income taxes	8,226	1,856	6,370	343.2
Income tax expense	30	28	2	*
Net income	$8,196	$1,828	$6,368	348.4

* - Not meaningful.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues

Total revenue was $37.6 million and $30.1 million for the three months ended March 31, 2012 and 2011, respectively, representing an increase of $7.5 million, or 24.9%. This increase in revenues was primarily attributable to the following:

•
$2.9 million increase in revenues from prepaid minutes primarily as a result of the Company making an operational change in February 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•	a $2.4 million increase in renewal revenues as a result of the continued increase in the number of active customers beyond their first year of service;

•
a $2.3 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, and (ii) higher average unit price due to an higher percentage of magicJack PLUS units being sold directly to consumers at retail prices as opposed to retailers and distributors at wholesale prices as opposed to direct sales to customers at retail prices, offset in part by the sale of fewer units of the magicJack;

•	a $1.7 million increase in the sale of magicJack-related products, primarily driven by the increase in numbers and porting fees; and

•	a $0.5 million increase in shipping and handling revenues primarily as a result of the Company starting to sell the magicJack PLUS in September 2011, offset by fewer magicJack units sold.

These increases in revenue were partially offset by the following:

•
a $1.7 million decrease in other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products;

•	a $0.4 million allowance related to sales of the magicJack to retailers, which is included in revenues from the sale of the magicJack and magicJack PLUS; and

•
a $0.3 million decrease in access and termination charge revenue as a result of the Company increasing the provision for billing adjustments, primarily as a result of the FCC November 18, 2011 order described in Item 1, “Legal Proceedings.”

For the three months ended March 31, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 60% and 76%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 40% and 24%, respectively, of magicJack and magicJack PLUS units sold.

For the three months ended March 31, 2012 and 2011, no retailer or telecommunication carrier accounted for more than 10% of our total revenues.

Cost of Revenues

Total cost of revenues was $15.6 million and $13.0 million for the three months ended March 31, 2012 and 2011, respectively, representing an increase of $2.6 million, or 19.8%. This increase in cost of revenues was primarily attributable to the following:

•
a $2.3 million combined increase in the cost of magicJack and magicJack PLUS units sold, shipping and handling cost and credit card processing fees primarily as a result of the Company starting to sell the magicJack PLUS in September 2011 and large sales of license renewals as a result of anticipated price increases; and

•
a $0.6 million increase in network and carrier charges due to a higher number of active magicJack and magicJack PLUS units, which resulted in higher number of calls made by our customers, offset in part by better rates from telecommunication carriers.

These increases in cost of revenues were partially offset by the following:

•	a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products;

•	reduced depreciation expense as a result of a change in estimated useful lives of certain switches effective January 1, 2012; and

•	lower amortization expense primarily as a result of certain intangible assets becoming fully amortized in late 2011

Operating Expenses

Total operating expenses was $16.2 million and $14.7 million for three months ended March 31, 2012 and 2011, respectively, representing an increase of $1.5 million, or 10.2%. This increase in operating expenses was primarily due to the following:

•	a $2.0 million increase in advertising-related expense as a result of a strong advertising campaign to drive sales of the magicJack PLUS; and

•	higher personnel related costs as a result of new hires in late 2011 and quarter ended March 31, 2012.

These increases in operating expenses were partially offset by a $1.3 million reduction in legal-related fees as a result of fewer legal cases and reduced litigation driven by the November 18, 2011 FCC order. We believe we will be able to continue to reduce legal expenses related to collection efforts and litigation in future periods due to: (i) certain upcoming expected legal settlements, and (ii) more certainty for rules around billing and collections of access charges as a result of the FCC order of November 18, 2011 described in Item 1, “Legal Proceedings.”

Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2012 was $2.4 million, as compared to $(0.5) million for the three months ended March 31, 2011, representing an increase of representing an increase of $2.9 million. This increase in other income (expense) was due to changes in the items discussed below.

           Gains and Losses on Marketable Securities

Gain on marketable securities for the three months ended March 31, 2012 was $0.6 million, as compared to a loss on marketable securities of $1.3 million in the three months ended March 31, 2011.

           Interest and Dividend Income

Interest and dividend income was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, representing an increase of $0.1 million. This increase in interest and dividend income is attributable to higher balances invested in dividend generating investments.

           Interest Expense

Interest expense was $0.1 million and $0 for the three months ended March 31, 2012 and 2011, respectively.

Interest expense for the three months ended March 31, 2012 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which is lower the sum of future payments we will make to the seller of these intangible assets.

           Fair Value Gain on Common Equity Put Options

Starting in 2011, we sold common equity put option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchases. We recognized gains on such instruments as a result of: (i) unrealized gains on outstanding common equity put option contracts outstanding as the end of each fiscal quarter, and (ii) realized gains on common equity put option contracts exercised or expired during each fiscal quarter.

Fair value gain on common equity put options was $1.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The $1.1 million increase was primarily attributable to more common equity put contracts being sold and expired during the quarter ended March 31, 2012 as compared to the prior year comparable period. Refer to the “Stock Repurchase Program” within the Liquidity and Capital Resources section below for further detail.

Income Taxes

Total income tax expense was $30 thousand and $28 thousand for the three months ended March 31, 2012 and 2011, respectively. Refer to Note 15, “Income Taxes,” in the Notes to our unaudited consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income was $8.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand. As of March 31, 2012, we had cash and cash equivalents of $32.2 million, available-for-sale marketable securities of $28.3 million and accounts receivables of $9.7 million. Our accounts payable at March 31, 2012 was $3.1 million.

During the three months ended March 31, 2012, we generated positive operating cash flows of $24.2 million, as compared to $6.2 million for the three months ended March 31, 2011. The $18.0 million increase was primarily attributable to: a significant increase in deferred revenues as a result of strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (ii) increases in accrued expenses and other current liabilities as a result of the Company holding short position in certain investments and timing of bills received from vendors, (iii) a decrease in inventory due to strong sales of the magicJack PLUS since its introduction in September 2011 and write down of obsolete inventories, and (iv) a net positive impact to our operation cash flows resulting from non-cash items. These items were partially offset by changes in other operating assets and liabilities mainly driven by timing of payments to vendors and receipts from customers and Refer to our unaudited consolidated statement of cash flows included in Item 1 herein for additional details.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $24.2 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, net cash provided by operating activities was primarily attributable to: (i) a $19.7 million increase in deferred revenues attributable strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (ii) a $1.7 million increase in accrued expenses and other current liabilities as a result of the Company holding short position in certain investments and timing of bills received from vendors, (iii) a $1.4 million decrease in inventories as a result of strong sales of the magicJack PLUS since its introduction in September 2011, which resulted in depletion of inventory built up in late 2011, as well as a $0.4 million write down of obsolete inventories, (iv) $0.9 million in non-cash expenses primarily as a result of a $2.6 million provision for billing adjustments and sales allowances and $0.6 million for depreciation and amortization expense, offset in part by a combined $2.3 million in fair value gains on common equity put options and gains on marketable securities. These items were partially offset by: (i) a $3.7 million decrease in accounts payable primarily due to timing of payments to our vendors, (ii) a $3.5 million increase in accounts receivables due to the strong sales of the magicJack PLUS to retailers, and (iii) a $1.4 million increase in deferred costs.

During the three months ended March 31, 2011, net cash provided by operating activities was primarily attributable to: (i) $4.6 million in non-cash expenses primarily as a result of a $2.6 million provision for billing adjustments as a result of the aforementioned FCC order of November 18, 2011, $1.3 million loss on sale of securities, and $1.0 million for depreciation and amortization expense, offset in part by a $0.6 million fair value gain on common equity put options, (ii) $2.6 million increase in accounts payable primarily due to timing of payments to our vendors, (iii) a $2.3 million increase in deferred revenues attributable primarily to sales of license renewals, and (iv) $1.8 million net income. These items were partially offset by: (i) a $3.8 million increase in accounts receivable primarily due to low collections associated with access fees charged to other carriers, (ii) a $1.3 million increase in inventories as a result of timing of receipts from our suppliers and manufacturer, and (iii) a $0.6 million decrease in accrued expenses and current liabilities.

Cash Flow – Investing Activities

Net cash used in investing activities was $2.3 million and $1.4 million for the three months ended March 31, 2012, and 2011, respectively.

Net cash used in investing activities during the three months ended March 31, 2012 was primarily attributable to: (i) $6.4 million net purchase of marketable securities, and (ii) $1.0 million used to purchase certain intangible assets. These used of cash were partially offset by $5.2 million net proceeds from sale of short investment positions.

Net cash used in investing activities during the three months ended March 31, 2011 was primarily attributable to $1.1 million used to purchase marketable securities and $0.2 million used for purchases of property and equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $2.7 million and $5.5 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in financing activities during the three months ended March 31, 2012 primarily consisted of $5.0 million in cash used to purchase ordinary shares as part of our share repurchase program, partially offset by: (i) $1.6 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $0.7 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our share repurchase program.

Net cash used in financing activities during the three months ended March 31, 2011 primarily consisted of $7.1 million in cash used to purchase ordinary shares as part of our share repurchase program, offset by: (i) $0.9 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $0.7 million in cash received from the exercise of ordinary share options.

Stock Repurchase Program

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

During the three months ended March 31, 2012 and 2011, we sold put option contracts to purchase 1,087,700 and 1,147,200 ordinary shares, respectively, in connection with our share repurchase program. We received $1.6 million and $0.9 million, respectively, in premiums related to these sales of put option contracts. During the three months ended March 31, 2012 and 2011, 439 and 2,532 put option contracts were exercised, respectively, resulting in us purchasing 43,900 and 253,200 ordinary shares, respectively. During the three months ended March 31, 2012 and 2011, 15,530 and 1,000 put contracts expired unexercised, respectively.

During the three months ended March 31, 2012, we purchased call option contracts to purchase 176,000 ordinary shares in connection with our share repurchase program for $0.2 million. During the three months ended March 31, 2012, we exercised 2,692 call option contracts to purchase 269,200 ordinary shares in connection with our share repurchase program for approximately $4.1 million, or $15.32 per share. During the three months ended March 31, 2011, we also purchased 430,786 ordinary shares through other purchases for approximately $4.6 million, or $10.68 per share.

Without taking into consideration the proceeds received from the sale of 439 and 2,532 put option contracts exercised during the three months ended March 31, 2012 and 2011, respectively, we expended approximately: (i) $5.0 million purchasing 313,100 shares of outstanding ordinary shares at an average price of $15.88 under our stock repurchase program during the three months ended March 31, 2012 and (ii) $7.0 million purchasing 683,986 shares of outstanding ordinary shares at an average price of $10.18 under our stock repurchase program during the three months ended March 31, 2011. At March 31, 2012 there was $16.5 million in available funds to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

At March 31, 2012, there were 1,756 put option contracts outstanding with strike prices ranging from $20.00 to $25.00 and expiring in April 2012. If these outstanding put option contracts had been exercised as of March 31, 2012, we would have been required to pay approximately $3.7 million to purchase 175,600 ordinary shares, representing our maximum exposure. As of March 31, 2012, these outstanding put option contracts have a fair value of $0.3 million, which is included in accrued expenses and other current liabilities in the accompanying unaudited consolidated balance sheet, and unrealized gains of $0.1 million, which are included in fair value gains on common equity put options in the Company’s unaudited consolidated statements of operations.

In the three months ended March 31, 2012 and 2011, we recognized a fair value gain of $1.7 million and $0.6 million, respectively. That gain is comprised of unrealized gains on outstanding put option contracts as of the end of each three month period and realized gains or losses on put option contracts that were assigned to us or expired unexercised during each of the three months ended March 31, 2012 and 2011.

Other Liabilities

As of March 31, 2012, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we will be required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a net present value of $5.2 million at March 31, 2012. Refer to Note 9, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. We adopted the provisions under ASU 2011-04 in this quarterly report on Form 10-Q. The adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not impact our consolidated financial statements.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2012.

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

Exposure to Equity and Derivative Prices

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.

We are also subject to equity price risk with respect to long or short put option and/or call options contracts we may buy or sell. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying stock index between the contract inception date and expiration date, the change in fair value resulting from current changes in the index values are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At March 31, 2012, we had long and short positions in put option contracts with expiration dates between April 2012 and October 2012 and may be settled before their respective expiration dates.

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

At March 31, 2012, there were 1,756 put option contracts outstanding with strike prices ranging from $20.00 to $25.00 and expiring in April 2012. If these outstanding put option contracts had been exercised as of March 31, 2012, we would have been required to pay approximately $3.7 million to purchase 175,600 ordinary shares, representing our maximum exposure.

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $1.0 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $28.7 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its tariffs were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $28.7 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $28.7 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

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

ITEM 1A.                      Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors had authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $55.0 million as of March 31, 2012. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. As of March 31, 2012, approximately $16.5 million was available to repurchase ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury shares. The following table shows the monthly activity related to our stock repurchase program for the three months ended March 31, 2012.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
January 1, 2012 - January 31, 2012	275,600	$15.31	275,600	$17,209
February 1, 2012 - February 29, 2012	37,500	$20.02	37,500	$16,458
March 1, 2012 - March 31, 2012	-	-	-	$16,458
Total	313,100		313,100

* represents shares acquired as a result of common equity put options being assigned to us or common equity call options being exercised by us. We expended approximately $5.0 million during the three months ended March 31, 2012 for repurchases of our ordinary shares. Refer to Note 12, "Ordinary Shares and Fair Value Gain on Common Equity Put Options," in the Notes to our unaudited condensed consolidated financial statements included elsewhere herein for further details.

ITEM 3.                      Defaults Upon Senior Securities

Not applicable.

ITEM 4.                      Mine Safety Disclosures

Not applicable.

ITEM 5.                      Other Information

None.

ITEM 6.                      Exhibits

10.1	Employment Offer Letter dated February 1, 2012, by and between magicJack VocalTec Ltd. and Andrew MacInnes (filed herewith).

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certifications of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. Registrant

Dated: May 4, 2012	/s/ Daniel Borislow Daniel Borislow Chief Executive Officer

Dated: May 4, 2012	/s/ Peter Russo Peter Russo Chief Financial Officer and Treasurer