Form 10-Q
period 2012-06-30
MAGICJACK VOCALTEC LTD
filed 2012-08-08
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

There were 19,424,000 shares of ordinary shares with no par value outstanding at July 31, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,030	$12,961
Marketable securities, at fair value	5,483	22,135
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $29,310 and $24,813, respectively	7,819	8,786
Inventories	8,018	8,676
Deferred costs	10,528	8,550
Deposits and other current assets	2,383	1,796
Total current assets	68,261	62,904

Property and equipment, net	2,611	2,669
Intangible assets, net	12,147	11,494
Goodwill	32,304	32,304
Deposits and other non-current assets	1,219	1,259
Total assets	$116,542	$110,630
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,507	$6,845
Accrued expenses and other current liabilities	19,949	8,109
Deferred revenue, current portion	83,249	71,691
Total current liabilities	107,705	86,645

Deferred revenue, net of current portion	52,868	46,143
Other non-current liabilities	2,983	4,219
Total liabilities	163,556	137,007

Commitments and contingencies (Note 9)

Stockholders' deficit:
Ordinary shares, No par value; 100,000 shares authorized; 24,639
and 24,344 shares issued and outstanding, respectively	106,370	104,630
Additional paid-in capital	829	497
Accumulated other comprehensive loss	(487)	(783)
Treasury stock, at cost (5,238 and 3,170 shares, respectively)	(76,829)	(35,358)
Accumulated deficit	(76,897)	(95,363)
Total stockholders' deficit	(47,014)	(26,377)
Total liabilities and stockholders' deficit	$116,542	$110,630

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$38,559	$28,818	$76,146	$58,904
Cost of revenues	15,059	12,096	30,619	25,089
Gross profit	23,500	16,722	45,527	33,815

Operating expenses:
Advertising	5,740	6,835	14,444	13,511
General and administrative	6,872	7,283	13,706	14,653
Research and development	570	670	1,228	1,326
Total operating expenses	13,182	14,788	29,378	29,490
Operating income	10,318	1,934	16,149	4,325

Other income (expense):
Gains (losses) on investments	235	552	832	(757)
Interest and dividend income	201	188	452	382
Interest expense	(105)	(40)	(224)	(40)
Fair value (loss) gain on common equity put options	(371)	334	1,285	902
Other income, net	11	10	21	22
Total other (expense) income	(29)	1,044	2,366	509
Income before income taxes	10,289	2,978	18,515	4,834
Income tax expense	19	24	49	52
Net income	$10,270	$2,954	$18,466	$4,782

Income per ordinary share:
Basic	$0.51	$0.13	$0.89	$0.21
Diluted	$0.50	$0.13	$0.87	$0.20

Weighted average ordinary shares outstanding:
Basic	20,211	22,865	20,652	23,173
Diluted	20,586	23,234	21,317	23,616

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$10,270	$2,954	$18,466	$4,782
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(167)	(241)	296	814
Comprehensive income	$10,103	$2,713	$18,762	$5,596

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury Stock			Total Stockholders'
	Number	Amount	Capital	Loss	Number	Amount	Deficit	Deficit
Balance, January 1, 2012	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	263	1,171	-	-	-	-	-	1,171
Share based compensation	10	169	203	-	-	-	-	372
Ordinary shares issued for purchase of
intangible asset	22	400	-	-	-	-	-	400
Purchase of treasury stock	-	-	89	-	(2,068)	(41,471)	-	(41,382)
Contributed services	-	-	40	-	-	-	-	40
Release of unrealized gain on marketable
secutities to realized gain on investments	-	-	-	783	-	-	-	783
Unrealized gain on marketable securities	-	-	-	(487)	-	-	-	(487)
Net income	-	-	-	-	-	-	18,466	18,466
Balance, June 30, 2012 (unaudited)	24,639	$106,370	$829	$(487)	(5,238)	$(76,829)	$(76,897)	$(47,014)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$18,466	$4,782
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	4,550	5,071
Stock-based compensation	372	324
Depreciation and amortization	1,250	2,055
Deferred income tax provision	46	46
Interest expense - non-cash	224	40
(Gain) loss on sale of investments	(832)	757
Fair value gain on common equity put options	(1,285)	(902)
Contributed services	40	38
Decrease (increase) in operating assets:
Accounts receivable	(3,583)	(6,397)
Inventories	658	(3,126)
Deferred costs	(1,978)	1,445
Deposits and other current assets	(551)	(4)
Deposits and other non-current assets	146	59
Increase (decrease) in operating liabilities:
Accounts payable	(2,338)	1,888
Accrued expenses and other current liabilities	2,658	(915)
Deferred revenue	18,283	968
Other non-current liabilities	(6)	(52)
Net cash provided by operating activities	36,120	6,077

Cash flows from investing activities:
Purchases of investments	(42,938)	(11,648)
Sales of investments	60,711	11,571
Purchases of property and equipment	(217)	(617)
Acquisition of intangible assets	(1,228)	(1,517)
Net cash provided by (used in) by investing activities	16,328	(2,211)

Cash flows from financing activities:
Purchase of treasury stock	(45,740)	(15,718)
Proceeds from sale of common equity put options	14,690	1,332
Proceeds from exercise of ordinary share options	1,171	1,355
Payment of other non-current liabilities	(1,500)	-
Net cash used in financing activities	(31,379)	(13,031)
Net increase (decrease) in cash and cash equivalents	21,069	(9,165)
Cash and cash equivalents, beginning of period	12,961	28,628
Cash and cash equivalents, end of period	$34,030	$19,463

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$2	$11
Non-cash investing and financing activities:
Ordinary shares issued for purchase of
intangible asset	$400	$-
Ordinary shares issued to settle bonus liability	$-	$147
Intangible assets (acquired through financing)	$-	$4,795
Adjustment to redemption value of redeemable
ordinary shares	$-	$(163)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2012 and for the Three and Six Months Periods
Ended June 30, 2012 and 2011 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone (“magicJack PC”) and the magicJack® products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, small business and while traveling. The Company charges as little as $20 a year for a license renewal to access its servers, and its customers then continue to obtain free telephone services. During September 2011, the Company began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUSTM, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, the Company’s consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three and six months ended June 30, 2012 and 2011 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software license that accompanies these products, which were $33.2 million and $21.6 million for the three months ended June 30, 2012 and 2011, respectively, and $62.1 million and $44.0 million for the six months ended June 30, 2012 and 2011, respectively. The Company also provides its customers the ability to make domestic and international calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $3.1 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively, and $8.9 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service. Accordingly, approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue. For the six months ended June 30, 2012, the Company’s revenue from prepaid minutes, gross margin and net income were positively impacted by approximately $3.0 million by that expiration. As a result, the Company’s diluted earnings per ordinary share for the six months ended June 30, 2012 were increased by approximately $0.14 per ordinary share.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill and estimates of likely outcomes related to certain contingent liabilities.

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

Sales Return Policy

The Company offers its direct sales customers a 30-day free trial before they have to pay for their magicJack or and magicJack PLUS unit. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged. Returns from retailers are accepted on an authorized basis. The Company has offered certain retailers the right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2012 and 2011, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s switches. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.9 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively. Refer to Note 9, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

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

Cost of Revenues

Cost of revenues includes direct costs of operation of the Company’s switches, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, switches and servers maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack and magicJack PLUS units are deferred on shipment and charged to cost of sales ratably over the one year initial license which is consistent with the amortization of the magicJack and magicJack PLUS revenue. Deferred costs are included in current assets in the Company’s unaudited condensed consolidated balance sheets.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.2 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and $3.4 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance also includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. Refer to Note 9, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers.

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

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. At June 30, 2012, the Company had cash and cash equivalents totaling $34.0 million, which included (i) $32.9 million in U.S. banks, and (ii) $1.1 million in Israeli banks, which was at one financial institution.

All of the Company’s non-interest bearing cash balances in U.S. banks, which included $5.5 million in one individual financial institution, were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. The Company had money market accounts with a brokerage institution with balances totaling approximately $27.9 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

Three telecommunication carriers accounted for approximately 43%, 16% and 10%, respectively, of gross accounts receivable at June 30, 2012. Two telecommunication carriers accounted for approximately 43% and 15%, respectively, of gross accounts receivable at December 31, 2011. For the three and six months ended June 30, 2012 and 2011, no telecommunication carrier accounted for at least 10% of the Company’s total operating revenue.

No U.S. retail customer accounted for at least 10% of gross accounts receivable at June 30, 2012 and December 31, 2011. For the three and six months ended June 30, 2012 and 2011, no retailer accounted for at least 10% of the Company’s total operating revenues.

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For our financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value include marketable securities, securities sold, not yet purchased, and common equity put options in our own stock, As of June 30, 2012 and December 31, 2011, all of them are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement and are Level 1 assets and liabilities..

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of June 30, 2012, outstanding put option contracts have a fair value of $9.4 million, which is included in the condensed consolidated balance sheet in accrued expenses and other current liabilities.

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

The Company’s hardware consists of switches, routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There is no impairment at June 30, 2012.

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

If an impairment is more-likely-than-not, the Company will determine the implied fair value of its goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and the impairment is recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the estimated fair value of tangible and other intangible assets from the estimated fair value of the Company. As of October 1, 2011, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There are no goodwill impairment indicators as of June 30, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not impact the Company's consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of June 30, 2012 and December 31, 2011, the available-for-sale securities primarily included mutual funds, debt and equity securities, which are invested in the following securities (in thousands):

	June 30, 2012 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Debt securities	$5,483	$-	$(487)
Total	$5,483	$-	$(487)

	December 31, 2011
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$2,780	$-	$(272)
Mutual Funds	19,355	-	(511)
Total	$22,135	$-	$(783)

The fair market value of marketable securities at June 30, 2012 and December 31, 2011 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$3,749	$4,289
Finished goods	4,269	4,387
Total	$8,018	$8,676

Raw materials represent components used in the manufacturing of the magicJack and magicJack PLUS, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack and magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $1.4 million and $0.3 million of obsolete inventory during the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Lives	June 30,	December 31,
	(in years)	2012	2011
		(Unaudited)
Switches	3 - 15	$7,099	$7,099
Computers	3	2,194	1,977
Furniture	5	173	173
Leasehold-improvements	*	227	227
Accumulated depreciation
and amortization		(7,082)	(6,807)
Total		$2,611	$2,669

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.5 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.3 million and $1.0 million, respectively.

During the six months ended June 30, 2012, the Company changed the estimated useful lives of some of its switches and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and will be accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” This change in estimate did not materially impact the results of operation or earnings per share for the three and six months ended June 30, 2012.

NOTE 6 – INTANGIBLES ASSETS

As of June 30, 2012 and December 31, 2011, the Company had intangible assets with carrying values of $12.1 million and $11.5 million. Identified intangible assets not subject to amortization consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	June 30, 2012 (Unaudited)			December 31, 2011
	Useful Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
					(Unaudited)
Technology	3 - 17	$5,221	$(3,524)	$1,697	$5,221	$(3,311)	$1,910
Intellectual property rights	7 - 17	8,405	(1,514)	6,891	7,190	(1,217)	5,973
Covenant not-to-sue	5	2,085	(452)	1,633	2,085	(243)	1,842
Tradename	3 - 6	321	(238)	83	321	(227)	94
Customer relationships	5 - 7	750	(364)	386	750	(119)	631
Backlog	1	800	(800)	-	800	(800)	-
Total		$17,582	$(6,892)	$10,690	$16,367	$(5,917)	$10,450

Amortization expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1.0 million and $1.1 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
(Unaudited)
Six months ending December 31, 2012	$997
2013	1,925
2014	1,791
2015	1,626
2016	1,287
Thereafter	3,064
$10,690

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in deferred costs and deferred revenues, current portion in the Company’s condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

The accompanying unaudited consolidated balance sheets include deferred revenues, current portion of $83.2 million and $71.7 million as of June 30, 2012 and December 31, 2011, respectively. Deferred revenues, net of current portion as of June 30, 2012 and December 31, 2011 were $52.9 million and $46.1 million, respectively. Deferred revenues are comprised of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30	December 31,
	2012	2011
	(Unaudited)
magicJack and magicJack PLUS product	$48,788	$40,345
License renewals	31,628	24,750
Prepaid minutes	2,605	5,308
Other	228	1,288
Deferred revenue, current	83,249	71,691

Deferred revenue, non-current*	52,868	46,143
Total deferred revenues	$136,117	$117,834

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to customers who have purchased licenses to access the Company’s switches are expensed as incurred. Such costs were approximately $6.9 million and $6.8 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $14.6 million and $13.7 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 – OTHER LIABILITIES

As of June 30, 2012 and December 31, 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $3.8 million and $5.0 million at June 30, 2012 and December 31, 2011, respectively, with $1.5 million included in accrued expenses and other current liabilities at June 30, 2012 and December 31, 2011, and $2.3 million and $3.5 million included in other non-current liabilities in the accompanying June 30, 2012 and December 31, 2011 unaudited consolidated balance sheet, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $1.5 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $31.3 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its federal tariff were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $31.3 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $31.3 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

On November 18, 2011, the FCC released an order that defined what intercarrier compensation will be for VoIP traffic and what carriers are entitled to bill and collect for access services. The order became effective on for VoIP traffic on December 29, 2011. This order may clarify the uncertainty in the Access Charge System as it relates to VoIP traffic. The Company has amended its federal and state tariffs to adopt the November 2011 FCC Order. The federal tariff revisions were filed on 15 day notice with no objections from the FCC or carriers. The Company is currently analyzing this FCC Order to determine what effect, if any, it will have on the Company’s operations or financial statements. However, the Company believes that the order will be helpful in the collection of future revenues and settlement of the ongoing intercarrier disputes. The Company will aggressively pursue settlement of the ongoing disputes of past billing disputes while also trying to reduce legal expenses and to obtain amicable billing and collection arrangements with other carriers under the new FCC Order.

NOTE 10 – ORDINARY SHARES

During the six months ended June 30, 2012, the Company issued: (i) 10,000 ordinary shares valued at approximately $0.2 million to its new President for a sign-on bonus, and (ii) 21,564 ordinary shares valued at approximately $0.4 million for the purchase of a carrier interconnection agreement.

During the six months ended June 30, 2011, the Company issued 33,254 ordinary shares valued at approximately $0.4 million to members of its Board of Directors and employees for services rendered. Shares issued to members of its Board of Directors vest over a period of 3 years.

NOTE 11 –TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate. In January 2012, the Board of Directors increased the Company's stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of its ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of its ordinary shares. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $72.7 million under its repurchase program through June 30, 2012. At June 30, 2012 there was $27.3 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

The Company may sell put option contracts and may purchase call option contracts in connection with its share repurchase program in order to try to lower the average share price paid for ordinary shares it purchases. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the six months ended June 30, 2012 and 2011, the Company expended approximately: (i) $40.5 million purchasing 2,067,749 shares of outstanding ordinary shares at an average price of $19.58 during the six months ended June 30, 2012 and (ii) $14.4 million purchasing 1,474,786 shares of outstanding ordinary shares at an average price of $9.75 during the six months ended June 30, 2011.

The changes in treasury stock during the  six months ended June 30, 2012 are as follows (in thousands, except for number of shares):

	Six Months Ended
	June 30, 2012
	Number	Amount
	(Unaudited)
Balance, beginning of period	3,170,262	$35,358
Ordinary shares purchased through
the stock repurchase program	2,067,749	41,471
Balance, end of period	5,238,011	$76,829

At June 30, 2012, there were outstanding put option contracts with expiration dates between July 2012 and December 2012. If these outstanding put option contracts had been exercised as of June 30, 2012, the Company would have purchased 928,400 ordinary shares for $24.7 million. After receiving $10.3 million in proceeds from the sale of these put option contracts, if all of these outstanding put option contracts had been exercised as of June 30, 2012, the Company would have purchased these shares at an average net price of $15.51 per share. At June 30, 2012 the closing price of our ordinary shares on NASDAQ was $19.00 per share. As of June 30, 2012, these outstanding put option contracts have fair value of $9.4 million, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, and unrealized gains of $0.9 million, which are included in fair value gains on common equity put options in the Company’s statements of operations.

NOTE 12 – INCOME TAXES

The Company’s effective income tax rate for each of the three and six months ended June 30, 2012 and 2011 was approximately 0%. The low effective income tax rate resulted from utilization of tax loss carryforwards from prior years. The minimal taxes shown on the statements of operations represent state income taxes and other taxes, which are not off settable by tax loss carryforwards.

NOTE 13 – INCOME PER SHARE

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

The following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to shareholders	$10,270	$2,954	$18,466	$4,782

Denominator:
Denominator for basic net income per
share - weighted average shares outstanding	20,211	22,865	20,652	23,173
Effect of dilutive Warrants and Options to
purchase ordinary shares	16	250	14	257
Effect of dilutive Warrants and Options exercised
or expired during this period	32	119	86	186
Effect of dilutive Common Equity Put Options
Outstanding	327	-	565	-
Denominator for diluted net income per
share - weighted average shares outstanding	20,586	23,234	21,317	23,616

Net income per ordinary share attributable to shareholders
Basic	$0.51	$0.13	$0.89	$0.21
Diluted	$0.50	$0.13	$0.87	$0.20

NOTE 14 – SUBSEQUENT EVENTS

As previously reported, the Company acquired and licensed certain intellectual property effective as of July 24, 2012.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our unaudited consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill and estimates of likely outcomes related to certain contingent liabilities. We evaluate our estimates on an ongoing basis. Our estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that we believe to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from our estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower operating income or higher operating losses.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

Returns from retailers are accepted on an authorized basis. We have offered certain retailers the right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three and six months ended June 30, 2012 and 2011, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on our switches, and wholesaling telephone service to VoIP providers and others telecommunication carriers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.9 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.1 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively. We have estimated and provided allowances for billing adjustments of access charges to carrier customers. Refer to Note 9, “Commitments and Contingencies,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

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

	Three Months Ended June 30,		2012 Compared to		Six Months Ended June 30,		2012 Compared to
	2012	2011	2011		2012	2011	2011
Revenue
Sale of magicJack and magicJack PLUS	$19,059	$11,381	$7,678	67.5%	$34,029	$24,408	$9,621	39.4%
License renewals	10,653	8,913	1,740	19.5	20,916	16,826	4,090	24.3
Shipping and handling	1,420	537	883	164.4	2,610	1,185	1,425	120.3
magicJack-related products	2,096	812	1,284	158.1	4,581	1,558	3,023	194.0
Prepaid minutes	3,086	3,017	69	2.3	8,933	5,932	3,001	50.6
Access and termination charges	1,798	2,672	(874)	(32.7)	3,705	4,843	(1,138)	(23.5)
Other	447	1,486	(1,039)	(69.9)	1,372	4,152	(2,780)	(67.0)
Total Operating Revenue	38,559	28,818	9,741	33.8	76,146	58,904	17,242	29.3

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	6,116	2,995	3,121	104.2	10,966	6,419	4,547	70.8
Shipping and handling	565	305	260	85.2	1,574	584	990	169.5
Credit card processing fees	680	638	42	6.6	1,792	1,596	196	12.3
Network and carrier charges	6,947	6,752	195	2.9	14,556	13,719	837	6.1
Other	751	1,406	(655)	(46.6)	1,731	2,771	(1,040)	(37.5)
Total Cost of Revenues	15,059	12,096	2,963	24.5	30,619	25,089	5,530	22.0

Gross Profit	23,500	16,722	6,778	40.5	45,527	33,815	11,712	34.6

Operating expenses:
Advertising	5,740	6,835	(1,095)	(16.0)	14,444	13,511	933	6.9
General and administrative	6,872	7,283	(411)	(5.6)	13,706	14,653	(947)	(6.5)
Research and development	570	670	(100)	(14.9)	1,228	1,326	(98)	(7.4)
Total operating expenses	13,182	14,788	(1,606)	(10.9)	29,378	29,490	(112)	(0.4)
Operating income	10,318	1,934	8,384	433.5	16,149	4,325	11,824	273.4

Other income (expense):
Gains (losses) on investments	235	552	(317)	*	832	(757)	1,589	*
Interest and dividend income	201	188	13	*	452	382	70	*
Interest expense	(105)	(40)	(65)	*	(224)	(40)	(184)	*
Fair value (loss) gain on common equity put options	(371)	334	(705)	*	1,285	902	383	*
Other income, net	11	10	1	*	21	22	(1)	*
Total other (expenses) income	(29)	1,044	(1,073)	*	2,366	509	1,857	*
Income before income taxes	10,289	2,978	7,311	245.5	18,515	4,834	13,681	283.0
Income tax expense	19	24	(5)	*	49	52	(3)	*
Net income	$10,270	$2,954	$7,316	247.7	$18,466	$4,782	$13,684	286.2

* - Not meaningful.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues

Total revenue was $38.6 million and $28.8 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of $9.7 million, or 33.8%. This increase in revenues was primarily attributable to the following:

•
a $7.7 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, and (ii) higher average unit price due to an higher percentage of magicJack PLUS units being sold directly to consumers at retail prices as opposed to retailers and distributors at wholesale prices as opposed to direct sales to customers at retail prices, offset in part by the sale of fewer units of the magicJack;

•	a $1.7 million increase in renewal revenues primarily as a result of the continued increase in the number of active customers beyond their first year of service;

•	a $1.3 million increase in the sale of magicJack-related products, primarily driven by the increase in numbers and porting fees; and

•	a $0.9 million increase in shipping and handling revenues primarily as a result of the Company starting to sell the magicJack PLUS in September 2011, offset by fewer magicJack units sold.

These increases in revenue were partially offset by the following:

•
a $1.0 million decrease in other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products; and

•
a $0.9 million decrease in access and termination charge revenue primarily as a result of the Company increasing the provision for billing adjustments, primarily as a result of the FCC November 18, 2011 order described in Item 1, “Legal Proceedings.”

For the three months ended June 30, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 61% and 75%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 39% and 25%, respectively, of magicJack and magicJack PLUS units sold.

For the three months ended June 30, 2012 and 2011, no retailer or telecommunication carrier accounted for more than 10% of our total revenues.

Cost of Revenues

Total cost of revenues was $15.1 million and $12.1 million for the three months ended June 30, 2012 and 2011, respectively, representing an increase of $3.0 million, or 24.5%. This increase in cost of revenues was primarily attributable to the following:

•
a $3.4 million combined increase in the cost of magicJack and magicJack PLUS units sold, shipping and handling cost and credit card processing fees primarily as a result of the Company starting to sell the magicJack PLUS in September 2011 and large sales of license renewals as a result of anticipated price increases, offset in part by the write-off of certain components in inventory; and

•
a $0.2 million increase in network and carrier charges due to a higher number of active magicJack and magicJack PLUS units, which resulted in higher number of calls made by our customers, offset in part by better rates from telecommunication carriers.

These increases in cost of revenues were partially offset by the following:

•	a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products; and

•	reduced depreciation expense as a result of a change in estimated useful lives of certain switches effective January 1, 2012.

Operating Expenses

Total operating expenses was $13.2 million and $14.8 million for three months ended June 30, 2012 and 2011, respectively, representing a decrease of $1.6 million, or 10.9%. This decrease in operating expenses was primarily due to the following:

•	a $1.1 million decrease in advertising-related expense driven by a reduction in long-form advertising.

•
a $0.6 million decrease in legal and accounting-related costs as a result of fewer legal cases and reduced litigation driven by the November 18, 2011 FCC order, as well as less auditing-related work performed during the quarter ended June 30, 2012; and

•	reduced depreciation expense as a result of certain fixed assets becoming fully depreciated.

These decreases in operating expenses were partially offset by higher personnel-related costs as a result of an increase in the accrual of annual staff bonuses.

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

Other Income (expense)

Total other expense for the three months ended June 30, 2012 was $29 thousand, as compared to other income $1.0 million for the three months ended June 30, 2011, representing a decrease of $1.1 million. This decrease in other income was due to changes in the items discussed below.

           Gains on Investments

Gain on investments for the three months ended June 30, 2012 was $0.2 million and $0.6 million, respectively.

           Interest and Dividend Income

Interest and dividend income was $0.2 million for the three months ended June 30, 2012 and 2011.

           Interest Expense

Interest expense was $105 thousand and $40 thousand for the three months ended June 30, 2012 and 2011, respectively.

Interest expense for the three months ended June 30, 2012 and 2011 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which is lower the sum of future payments we will make to the seller of these intangible assets.

           Fair Value (Loss) Gain on Common Equity Put Options

Starting in 2011, we sold common equity put option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchases. We recognize gains or losses on such instruments as a result of: (i) unrealized gains or losses on outstanding common equity put option contracts outstanding as the end of each fiscal quarter, (ii) realized gains or losses on common equity put option contracts exercised or expired during each fiscal quarter.

Fair value (loss) gain on common equity put options was $(0.4) million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. The lower price of our ordinary shares during the quarter ended June 30, 2012 resulted in: (i) common equity put option contracts being exercised and the Company repurchasing shares at prices higher than it could have purchased in the open market at such dates, and (ii) recording certain unrealized losses in connection with certain outstanding common equity put option contracts as of June 30, 2012 as such liabilities are marked-to-market at the end of each quarter. Refer to the “Stock Repurchase Program” within the Liquidity and Capital Resources section below for further detail.

Income Taxes

Total income tax expense was $19 thousand and $24 thousand for the three months ended June 30, 2012 and 2011, respectively. Refer to Note 12, “Income Taxes,” in the Notes to our unaudited consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income was $10.3 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues

Total revenue was $76.1 million and $58.9 million for the six months ended June 30, 2012 and 2011, respectively, representing an increase of $17.2 million, or 29.3%. This increase in revenues was primarily attributable to the following:

•
a $9.6 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, and (ii) higher average unit price due to an higher percentage of magicJack PLUS units being sold directly to consumers at retail prices as opposed to retailers and distributors at wholesale prices as opposed to direct sales to customers at retail prices, offset in part by the sale of fewer units of the magicJack;

•	a $4.1 million increase in renewal revenues primarily as a result of the continued increase in the number of active customers beyond their first year of service;

•
$3.0 million increase in revenues from prepaid minutes primarily as a result of the Company making an operational change in February 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•	a $3.0 million increase in the sale of magicJack-related products, primarily driven by the increase in numbers and porting fees; and

•	a $1.4 million increase in shipping and handling revenues primarily as a result of the Company starting to sell the magicJack PLUS in September 2011, offset by fewer magicJack units sold.

These increases in revenue were partially offset by the following:

•
a $2.8 million decrease in other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products;

•
.a $1.1 million decrease in access and termination charge revenue as a result of the Company increasing the provision for billing adjustments, primarily as a result of the FCC November 18, 2011 order described in Item 1, “Legal Proceedings;” and

•	a $0.4 million allowance related to sales of the magicJack to retailers, which is included in revenues from the sale of the magicJack and magicJack PLUS.

For the six months ended June 30, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 61% and 75%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 39% and 25%, respectively, of magicJack and magicJack PLUS units sold.

For the six months ended June 30, 2012 and 2011, no retailer or telecommunication carrier accounted for more than 10% of our total revenues.

Cost of Revenues

Total cost of revenues was $30.6 million and $25.1 million for the six months ended June 30, 2012 and 2011, respectively, representing an increase of $5.5 million, or 22.0%. This increase in cost of revenues was primarily attributable to the following:

•
a $5.7 million combined increase in the cost of magicJack and magicJack PLUS units sold, shipping and handling cost and credit card processing fees primarily as a result of the Company starting to sell the magicJack PLUS in September 2011 and large sales of license renewals as a result of anticipated price increases; and

•
a $0.8 million increase in network and carrier charges due to a higher number of active magicJack and magicJack PLUS units, which resulted in higher number of calls made by our customers, offset in part by better rates from telecommunication carriers.

These increases in cost of revenues were partially offset by the following:

•	a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products; and

•	reduced depreciation expense as a result of a change in estimated useful lives of certain switches effective January 1, 2012; and

•	lower amortization expense primarily as a result of certain intangible assets becoming fully amortized in late 2011

Operating Expenses

Total operating expenses was $29.4 million and $29.5 million for three months ended June 30, 2012 and 2011, respectively, representing a decrease of $0.1 million, or 0.4%. This decrease in operating expenses was primarily due to a $1.7 million decrease in legal and accounting-related costs as a result of fewer legal cases and reduced litigation driven by the November 18, 2011 FCC order and reduced depreciation expense as a result of certain fixed assets becoming fully depreciated.

These decreases in operating expenses were partially offset by:

•	a $0.9 million increase in advertising-related expense as a result of a strong advertising campaign to drive sales of the magicJack PLUS in early 2012; and

•	higher personnel related costs as a result of new hires in late 2011 and an increase in the accrual of annual staff bonuses.

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

Other Income (Expense)

Total other income for the six months ended June 30, 2012 and 2011 was $2.4 million and $0.5 million, respectively, representing an increase of representing an increase of $1.9 million. This increase in other income (expense) was due to changes in the items discussed below.

Gains and Losses on Investments

Gain on investments for the six months ended June 30, 2012 was $0.8 million, as compared to a loss on investments of $0.8 million in the six months ended June 30, 2011.

Interest and Dividend Income

Interest and dividend income was $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, representing an increase of $0.1 million. This increase in interest and dividend income is attributable to higher balances invested in dividend generating investments.

Interest Expense

Interest expense was $224 thousand and $40 thousand for the six months ended June 30, 2012 and 2011, respectively.

Interest expense for the six months ended June 30, 2012 and 2011 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which is lower the sum of future payments we will make to the seller of these intangible assets.

Fair Value Gain on Common Equity Put Options

Starting in 2011, we sold common equity put option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchases. We recognized gains or losses on such instruments as a result of: (i) unrealized gains or losses on outstanding common equity put option contracts outstanding as the end of each fiscal quarter, (ii) realized gains or losses on common equity put option contracts exercised or expired during each fiscal quarter.

Fair value gain on common equity put options was $1.3 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. The $0.4 million increase was primarily attributable to more common equity put contracts being sold and expired during the six months ended June 30, 2012 as compared to the prior year comparable period. Gains generated by the increase in activity were offset in part by realized and unrealized losses recorded during the six months ended June 30, 2012 as a result of a decrease in the price of our ordinary shares during the period, which resulted in: (i) common equity put option contracts being exercised and the Company repurchasing shares at prices higher than it could have purchased in the open market at such dates, and (ii) recording certain unrealized losses in connection with certain outstanding common equity put option contracts as of June 30, 2012 as such liabilities are marked-to-market at the end of each quarter. Refer to the “Stock Repurchase Program” within the Liquidity and Capital Resources section below for further detail.

Income Taxes

Total income tax expense was $49 thousand and $52 thousand for the six months ended June 30, 2012 and 2011, respectively. Refer to Note 12, “Income Taxes,” in the Notes to our unaudited consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income was $18.5 million and $4.8 million for the six months ended June 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand. As of June 30, 2012, we had cash and cash equivalents of $34.0 million, available-for-sale marketable securities of $5.5 million and accounts receivables of $7.8 million. Our accounts payable at June 30, 2012 was $4.5 million.

During the six months ended June 30, 2012, we generated positive operating cash flows of $36.1 million, as compared to $6.1 million for the six months ended June 30, 2011. The $30.0 million increase was primarily attributable to: (i) a significant increase in deferred revenues as a result of strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (ii) a $13.7 million increase in net income, and (iii) increases in accrued expenses and other current liabilities as a result of outstanding common equity put options sold in connection with the Company's stock repurchase program and timing of bills received from vendors. These items were partially offset by changes in other operating assets and liabilities mainly driven by timing of payments to vendors and receipts from customers and net change in non-cash items. Refer to our unaudited consolidated statement of cash flows included in Item 1 herein for additional details.

We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital, capital expenditure requirements and stock repurchase program for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $36.1 million and $6.1 million for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, net cash provided by operating activities was primarily attributable to net income of $18.5 million and: (i) a $18.3 million increase in deferred revenues attributable strong initial sales of the magicJack PLUS since its launch in September 2011, higher sales of renewal in anticipation of a price increase, (ii) $4.4 million in non-cash expenses primarily as a result of a $4.6 million provision for billing adjustments and sales allowances and $1.3 million for depreciation and amortization expense, offset in part by a combined $2.1 million in fair value gains on common equity put options and gains on investments, and (iii) a $2.7 million increase in accrued expenses and other current liabilities as a result of outstanding common equity put options sold in connection with the Company's stock repurchase program and an increase in accrued bonuses. These items were partially offset by: (i) a $3.6 million increase in accounts receivables due to the strong sales of the magicJack PLUS to retailers and timing of receivables related to direct sales of the magicJack PLUS, (ii) a $2.3 million decrease in accounts payable primarily due to timing receiving bills and submitting payments to our vendors, and (iii) a $2.0 million increase in deferred costs.

During the six months ended June 30, 2011, net cash provided by operating activities was primarily attributable to: (i) $7.4 million in non-cash expenses primarily as a result of a $5.1 million provision for billing adjustments as a result of the aforementioned FCC order of November 18, 2011 and $2.1 million for depreciation and amortization expense, (ii) net income of $4.8 million, and (iii) a $1.9 million increase in accounts payable due to timing of payments to our vendors. These items were partially offset by: (i) a $6.4 million increase in accounts receivable primarily due to low collections associated with access fees charged to other carriers, (ii) a $3.1 million increase in inventories as a result of timing of receipts from our suppliers and manufacturer, and (iii) a $0.9 million decrease in accrued expenses and current liabilities.

Cash Flow – Investing Activities

Net cash provided by (used in) investing activities was $16.3 million and $(2.2) million for the six months ended June 30, 2012, and 2011, respectively.

Net cash provided by investing activities during the six months ended June 30, 2012 was primarily attributable to $17.8 million net proceeds from sales of investments, partially offset by $1.2 million used to purchase certain intangible assets and $0.2 million used for purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2011 was primarily attributable to: (i) $1.5 million to purchase certain intangible assets, which includes a $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, (ii) $0.6 million used for purchases of property and equipment, and (iii) $0.1 million net purchases of investments. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details on the $1.5 million annual payment described above.

Cash Flow –Financing Activities

Net cash used in financing activities was $31.4 million and $13.0 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in financing activities during the six months ended June 30, 2012 primarily consisted of: (i) a combined $45.7 million in cash used to purchase ordinary shares and common equity call options as part of our share repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets related to the annual payment. These items were partially offset by: (i) $14.7 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.2 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our share repurchase program. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details on the $1.5 million annual payment described above.

Net cash used in financing activities during the six months ended June 30, 2011 primarily consisted of $15.7 million in cash used to purchase ordinary shares as part of our share repurchase program, offset by: (i) $1.4 million in cash received from the exercise of ordinary share options, and (ii) $1.3 million in premiums received from the sale of common equity put options in connection with our share repurchase program.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase up to $100.0 million of our ordinary shares at such times as management deems appropriate. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $72.7 million under our repurchase program through June 30, 2012. At June 30, 2012, there was still $27.3 million authorized to purchase ordinary shares pursuant to our stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

We may sell put option contracts and may purchase call option contracts in connection with our share repurchase program in order to try to lower the average share price paid at the time of purchase of our ordinary shares. This strategy has proved successful to date. In effect, we fix the cost of the ordinary shares to be repurchased at the date we enter into the put or call option contracts for future purchases. We expect most put option contracts to be exercised. However, some put option contracts are not exercised, and in those cases, we recognize a gain in our financial statements, but economically consider those gains as a reduction of the overall cost of ordinary shares repurchased pursuant to our stock repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the six months ended June 30, 2012 and 2011, we expended approximately (i) $40.5 million purchasing 2,067,749 shares of outstanding ordinary shares at an average price of $19.58 during the six months ended June 30, 2012 and (ii) $14.4 million purchasing 1,474,786 shares of outstanding ordinary shares at an average price of $9.75 during the six months ended June 30, 2011.

We have repurchased 5,031,531 ordinary shares through June 30, 2012 under our stock repurchase program, which represents approximately 20% of our outstanding ordinary shares. This has had and will have a positive effect on earnings per share and offers the potential for higher dividend payments per share if we were to decide to declare a dividend. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised, we paid an average price of $14.44 for the 5,031,531 shares repurchased to date under our stock repurchase program. At July 27, 2012 the closing price of our ordinary shares on NASDAQ was $20.25 per share.

Other Liabilities

As of June 30, 2012, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a net present value of $3.8 million at June 30, 2012. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This Update applies to annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not impact our consolidated financial statements.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2012.

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

Our Investments

As a result of the Company investing its excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At June 30, 2012, we did not have positions in derivative contracts in our investments.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At June 30, 2012, we had outstanding put option contracts with expiration dates between July 2012 and December 2012 covering the purchase of 928,400 ordinary shares for $24.7 million. We received $10.3 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of June 30, 2012, we would have purchased these shares at an average price of $15.51 per share. At June 30, 2012 the closing price of our ordinary shares on NASDAQ was $19.00 per share.

At July 27, 2012, we had outstanding put option contracts with expiration dates between September 2012 and December 2012 covering the purchase of 755,100 ordinary shares. If we were put all 755,100 ordinary shares on July 27, 2012, it would cost us $20.6 million and after subtracting the $9.0 million we received in proceeds from the sale of these put option contracts, it would cost us a net total of $11.6 million, or an average price of $15.41 per share. At July 27, 2012 the closing price of our ordinary shares on NASDAQ was $20.25 per share.

ITEM 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business, including potential liabilities ranging from $0 to less than $1.5 million. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $31.3 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its federal tariff were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $31.3 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $31.3 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

On November 18, 2011, the FCC released an order that defined what intercarrier compensation will be for VoIP traffic and what carriers are entitled to bill and collect for access services. The order became effective on for VoIP traffic on December 29, 2011. This order may clarify the uncertainty in the Access Charge System as it relates to VoIP traffic. The Company has amended its federal and state tariffs to adopt the November 2011 FCC Order. The federal tariff revisions were filed on 15 day notice with no objections from the FCC or carriers. The Company is currently analyzing this FCC Order to determine what effect, if any, it will have on the Company’s operations or financial statements. However, the Company believes that the order will be helpful in the collection of future revenues and settlement of the ongoing intercarrier disputes. The Company will aggressively pursue settlement of the ongoing disputes of past billing disputes while also trying to reduce legal expenses and to obtain amicable billing and collection arrangements with other carriers under the new FCC Order.

ITEM 1A.                   Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors had authorized an ongoing stock repurchase program with a total cumulative repurchase authority granted to us of $100.0 million as of June 30, 2012. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2012 there was $27.3 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury shares. The following table shows the monthly activity related to our stock repurchase program for the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
April 1, 2012 - April 30, 2012	850,441	$23.48	850,441	$19,916
May 1, 2012 - May 31, 2012	460,500	$21.51	460,500	$10,011
June 1, 2012 - June 30, 2012	443,708	$17.27	443,708	$27,349
Total	1,754,649		1,754,649

* may represent shares acquired as a result of common equity put options being assigned to us, common equity call options being exercised by us, or throught open market purchases. After takind into consideration the proceeds from sale of common equity put options contracts that were assigned to us or expired unxercised during the quarter ended June 30, 2012, we expended approximately $37.5 million during the three months ended June 30, 2012 for repurchases of our ordinary shares. Refer to Note 11, "Ordinary Shares and Fair Value Gain on Common Equity Put Options," in the Notes to our unaudited condensed consolidated financial statements included elsewhere herein for further details.

ITEM 3.                      Defaults Upon Senior Securities

Not applicable.

ITEM 5.                      Other Information

None.

ITEM 6.                      Exhibits

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certifications of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

101	Financial information from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. Registrant
Dated: August 8, 2012	/s/ Daniel Borislow Daniel Borislow Chief Executive Officer
Dated: August 8, 2012	/s/ Peter Russo Peter Russo Chief Financial Officer and Treasurer