Form 10-Q
period 2012-09-30
MAGICJACK VOCALTEC LTD
filed 2012-10-29
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

There were 19,067,818 shares of ordinary shares with no par value outstanding at October 26, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$25,383	$12,961
Marketable securities, at fair value	8,961	22,135
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $30,802 and $24,813, respectively	6,341	8,786
Inventories	6,651	8,676
Deferred costs	8,610	8,550
Deposits and other current assets	2,461	1,796
Total current assets	58,407	62,904

Property and equipment, net	2,481	2,669
Intangible assets, net	17,148	11,494
Goodwill	32,304	32,304
Deposits and other non-current assets	1,172	1,259
Total assets	$111,512	$110,630
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,249	$6,845
Accrued expenses and other current liabilities	11,753	8,109
Deferred revenue, current portion	72,823	71,691
Total current liabilities	88,825	86,645

Deferred revenue, net of current portion	54,438	46,143
Other non-current liabilities	3,071	4,219
Total liabilities	146,334	137,007

Commitments and contingencies (Note 10)

Stockholders' deficit:
Ordinary shares, No par value; 100,000 shares authorized; 24,726
and 24,344 shares issued and outstanding, respectively	108,028	104,630
Additional paid-in capital	1,645	497
Accumulated other comprehensive loss	(601)	(783)
Treasury stock, at cost (5,458 and 3,170 shares, respectively)	(82,113)	(35,358)
Accumulated deficit	(61,781)	(95,363)
Total stockholders' deficit	(34,822)	(26,377)
Total liabilities and stockholders' deficit	$111,512	$110,630

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$40,789	$24,912	$116,935	$83,816
Cost of revenues	16,746	12,505	47,365	37,594
Gross profit	24,043	12,407	69,570	46,222

Operating expenses:
Advertising	4,892	7,301	19,336	20,812
General and administrative	7,373	7,420	21,079	22,073
Research and development	592	647	1,820	1,973
Total operating expenses	12,857	15,368	42,235	44,858
Operating income (loss)	11,186	(2,961)	27,335	1,364

Other income (expense):
Gains on investments	508	1,257	1,340	500
Interest and dividend income	86	210	538	592
Interest expense	(94)	(118)	(318)	(158)
Fair value gain on common equity put options	3,449	670	4,734	1,572
Other income, net	10	4	31	26
Total other income	3,959	2,023	6,325	2,532
Income (loss) before income taxes	15,145	(938)	33,660	3,896
Income tax expense	29	23	78	75
Net income (loss)	$15,116	$(961)	$33,582	$3,821

Income (loss) per ordinary share:
Basic	$0.78	$(0.04)	$1.66	$0.17
Diluted	$0.77	$(0.04)	$1.64	$0.16

Weighted average ordinary shares outstanding:
Basic	19,407	22,463	20,234	22,933
Diluted	19,507	22,463	20,447	23,433

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$15,116	$(961)	$33,582	$3,821
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(114)	(2,834)	182	(2,020)
Comprehensive income (loss)	$15,002	$(3,795)	$33,764	$1,801

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock		Accumulated Deficit	Total Stockholders'Deficit
	Number	Amount			Number	Amount
Balance, January 1, 2012	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	268	1,210	-	-	-	-	-	1,210
Share based compensation	29	531	203	-	75	1,519	-	2,253
Ordinary shares issued for purchase of
intangible assets	85	1,657	-	-	-	-	-	1,657
Purchase of treasury stock	-	-	885	-	(2,363)	(48,274)	-	(47,389)
Contributed services	-	-	60	-	-	-	-	60
Release of unrealized loss on marketable
secutities to realized gain on investments	-	-	-	783	-	-	-	783
Unrealized loss on marketable securities	-	-	-	(601)	-	-	-	(601)
Net income	-	-	-	-	-	-	33,582	33,582
Balance, September 30, 2012 (unaudited)	24,726	$108,028	$1,645	$(601)	(5,458)	$(82,113)	$(61,781)	$(34,822)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$33,582	$3,821
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	6,042	10,998
Stock-based compensation	2,253	597
Depreciation and amortization	2,140	3,136
Deferred income tax provision	71	70
Interest expense - non-cash	318	158
Gain on sale of investments	(1,340)	(500)
Fair value gain on common equity put options	(4,734)	(1,572)
Contributed services	60	56
Decrease (increase) in operating assets:
Accounts receivable	(3,597)	(11,083)
Inventories	2,025	(5,056)
Deferred costs	(60)	1,582
Deposits and other current assets	(665)	(425)
Deposits and other non-current assets	34	571
Increase (decrease) in operating liabilities:
Accounts payable	(2,596)	1,203
Accrued expenses and other current liabilities	1,549	222
Deferred revenue	9,427	3,456
Other non-current liabilities	(37)	(66)
Net cash provided by operating activities	44,472	7,168

Cash flows from investing activities:
Purchases of investments	(77,365)	(28,697)
Sales of investments	92,140	21,991
Purchases of property and equipment	(217)	(815)
Acquisition of intangible assets	(5,732)	(1,518)
Net cash provided by (used in) by investing activities	8,826	(9,039)

Cash flows from financing activities:
Purchase of treasury stock	(52,308)	(19,613)
Proceeds from sale of common equity put options	11,722	2,217
Proceeds from exercise of ordinary share options	1,210	1,720
Payment of other non-current liabilities	(1,500)	-
Net cash used in financing activities	(40,876)	(15,676)
Net increase (decrease) in cash and cash equivalents	12,422	(17,547)
Cash and cash equivalents, beginning of period	12,961	28,628
Cash and cash equivalents, end of period	$25,383	$11,081

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALT LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$8	$11
Non-cash investing and financing activities:
Ordinary shares issued for purchase of
intangible asset	$1,657	$-
Ordinary shares issued to settle bonus liability	$-	$294
Intangible assets (acquired through financing)	$-	$4,755
Adjustment to redemption value of redeemable
ordinary shares	$-	$(640)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2012 and for the Three and Nine Months Periods
Ended September 30, 2012 and 2011 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec and Subsidiaries (the "Company") is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone (“magicJack PC”) and the magicJack® products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, small business and while traveling. The Company charges as little as $20 a year for a license renewal to access its servers, and its customers then continue to obtain free telephone services. During September 2011, the Company began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUSTM, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three and nine months ended September 30, 2012 and 2011 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software license that accompanies these products, which were $35.1 million and $21.3 million for the three months ended September 30, 2012 and 2011, respectively, and $97.3 million and $65.3 million for the nine months ended September 30, 2012 and 2011, respectively. The Company also provides its customers the ability to make domestic and international calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $3.3 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively, and $12.2 million and $9.0 million for the nine months ended September 30, 2012 and 2011, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service. Accordingly, approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. For the nine months ended September 30, 2012, the Company’s revenue from prepaid minutes, gross margin and net income were positively impacted by approximately $3.0 million by that expiration. As a result, the Company’s diluted earnings per ordinary share for the nine months ended September 30, 2012 were increased by approximately $0.15 per ordinary share.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

Sales Return Policy

The Company offers its direct sales customers a 30-day free trial before they have to pay for their magicJack or and magicJack PLUS unit. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged. Returns from retailers are accepted on an authorized basis. The Company has offered certain retailers the right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2012 and 2011, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s switches. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.5 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, and $5.7 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. Refer to Note 10, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers and the related accounting.

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

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack and magicJack PLUS units and sales of extended service agreements received in advance of revenue recognition. The Company bills and collects in advance for magicJack and magicJack PLUS units, which include a license for the software to access its switches for one year in order to obtain free domestic local and long distance broadband telephone service. The Company also bills in advance for extended service agreements. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.9 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance also includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. Refer to Note 10, “Commitments and Contingencies,” for further details on non-payment of billed access services by certain telecommunication carriers and the related accounting.

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

The Company assesses its income tax positions for uncertainty and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those uncertain tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those uncertain income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. At September 30, 2012, the Company had cash and cash equivalents totaling $25.4 million, which included (i) $24.5 million in U.S. banks, and (ii) $0.9 million in an Israeli financial institution.

All of the Company’s non-interest bearing cash balances in U.S. banks, which included $5.5 million in one individual financial institution, were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. The Company had money market accounts with a brokerage institution with balances totaling approximately $19.0 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

Three telecommunication carriers accounted for approximately 44%, 16% and 11%, respectively, of gross accounts receivable at September 30, 2012. Two telecommunication carriers accounted for approximately 43% and 15%, respectively, of gross accounts receivable at December 31, 2011. For the three and nine months ended September 30, 2012 and 2011, no telecommunication carrier accounted for at least 10% of the Company’s total net revenue.

No U.S. retail customer accounted for at least 10% of gross accounts receivable at September 30, 2012 and December 31, 2011. For the three and nine months ended September 30, 2012 and 2011, no retailer accounted for at least 10% of the Company’s total net revenues.

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

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For our financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value include marketable securities, securities sold, not yet purchased, and common equity put options in our own stock. As of September 30, 2012 and December 31, 2011, all of them are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement and are Level 1 assets and liabilities.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of September 30, 2012, outstanding put option contracts have a fair value of $2.4 million, which is included in the condensed consolidated balance sheet in accrued expenses and other current liabilities.

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

The Company’s hardware consists of switches, routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at September 30, 2012.

Goodwill

The Company is currently defined as one reporting unit. The Company evaluates the carrying value of its goodwill annually or more frequently if impairment indicators arise. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. If one or more indicators of impairment exist, the Company determines if it is more-likely-than-not that an impairment exists. If impairment is identified, the Company measures and records the amount of impairment losses. As of October 1, 2011, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There are no goodwill impairment indicators as of September 30, 2012.

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

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of September 30, 2012 and December 31, 2011, the available-for-sale securities primarily included mutual funds, debt and equity securities, which are invested in the following securities (in thousands):

	September 30, 2012 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity option contracts	$300	$108	$-
Debt securities	8,661	-	(709)
Total	$8,961	$108	$(709)

	December 31, 2011
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$2,780	$-	$(272)
Mutual Funds	19,355	-	(511)
Total	$22,135	$-	$(783)

The fair market value of marketable securities at September 30, 2012 and December 31, 2011 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Management has determined there is no other-than-temporary impairment of marketable securities at September 30, 2012.

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

As of September 30, 2012, securities sold, not yet purchased and the related unrealized gains recognized on such investments were as follows (in thousands).

	September 30, 2012 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Securities sold, not yet purchased	$(77)	$43	$-

As of December 31, 2011, there were no outstanding securities sold, not yet purchased.

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$3,987	$4,289
Finished goods	2,664	4,387
Total	$6,651	$8,676

Raw materials represent components used in the manufacturing of the magicJack and magicJack PLUS, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack and magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $2.1 million of obsolete inventory during the three months ended September 30, 2012. There were no write-downs of obsolete inventory for the three months ended September 30, 2011. The Company wrote-off approximately $3.5 million and $0.3 million of obsolete inventory during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2012	2011
		(Unaudited)
Switches	3 - 15	$7,099	$7,099
Computers	3	2,194	1,977
Furniture	5	173	173
Leasehold-improvements	*	227	227
Accumulated depreciation
and amortization		(7,212)	(6,807)
Total		$2,481	$2,669

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $0.4 million and $1.5 million, respectively.

During the nine months ended September 30, 2012, the Company changed the estimated useful lives of some of its switches and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and will be accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” This change in estimate did not materially impact the results of operation or earnings per share for the three and nine months ended September 30, 2012.

NOTE 7 – INTANGIBLES ASSETS

As of September 30, 2012 and December 31, 2011, the Company had intangible assets with carrying values of $17.1 million and $11.5 million. Identified intangible assets not subject to amortization consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	September 30, 2012 (Unaudited)			December 31, 2011
	Useful Lives	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net	Amount	Amortization	Net
					(Unaudited)
Technology	3 - 17	$5,221	$(3,629)	$1,592	$5,221	$(3,311)	$1,910
Intellectual property rights	3 - 17	14,161	(1,936)	12,225	7,190	(1,217)	5,973
Covenant not-to-sue	5	2,085	(556)	1,529	2,085	(243)	1,842
Tradename	3 - 6	321	(244)	77	321	(227)	94
Customer relationships	5 - 7	750	(487)	263	750	(119)	631
Backlog	1	800	(800)	-	800	(800)	-
Total		$23,338	$(7,652)	$15,686	$16,367	$(5,917)	$10,450

Amortization expense for the three months ended September 30, 2012 and 2011 was $0.8 million and $0.6 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1.7 million and $1.6 million, respectively. Based on the carrying value of identified intangible assets recorded at September 30, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense
(Unaudited)
Three months ending December 31, 2012	$892
2013	3,501
2014	3,367
2015	2,681
2016	1,612
Thereafter	3,633
$15,686

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

The accompanying unaudited consolidated balance sheets include deferred revenues, current portion of $72.8 million and $71.7 million as of September 30, 2012 and December 31, 2011, respectively. Deferred revenues, net of current portion as of September 30, 2012 and December 31, 2011 were $54.4 million and $46.1 million, respectively. Deferred revenues are comprised of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30	December 31,
	2012	2011
	(Unaudited)
magicJack and magicJack PLUS product	$38,906	$40,345
License renewals	31,268	24,750
Prepaid minutes	2,558	5,308
Other	91	1,288
Deferred revenue, current	72,823	71,691

Deferred revenue, non-current*	54,438	46,143
Total deferred revenues	$127,261	$117,834

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of license renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to customers who have purchased licenses to access the Company’s switches are expensed as incurred. Such costs were approximately $7.2 million for the three months ended September 30, 2012 and 2011, and approximately $21.8 million and $20.9 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 9 – OTHER LIABILITIES

As of September 30, 2012 and December 31, 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $3.9 million and $5.0 million at September 30, 2012 and December 31, 2011, respectively, with $1.5 million included in accrued expenses and other current liabilities at September 30, 2012 and December 31, 2011, and $2.4 million and $3.5 million included in other non-current liabilities in the accompanying September 30, 2012 and December 31, 2011 unaudited consolidated balance sheet, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $34.1 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its federal tariff were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $34.1 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $34.1 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

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

NOTE 11 – ORDINARY SHARES

During the nine months ended September 30, 2012, the Company issued: (i) 10,000 ordinary shares valued at approximately $0.2 million to its new President for a sign-on bonus, (ii) 21,564 ordinary shares valued at approximately $0.4 million for the purchase of a carrier interconnection agreement, (iii) 19,350 ordinary shares valued at approximately $0.4 million for marketing-related sponsorships, and (iv) 62,563 ordinary shares valued at $1.3 million as consideration for the purchase or certain intangible assets.

During the nine months ended September 30, 2011, the Company issued 47,964 ordinary shares valued at approximately $0.5 million to members of its Board of Directors and employees for services rendered. Shares issued to members of its Board of Directors vest over a period of 3 years.

NOTE 12 –TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate. In January 2012, the Board of Directors increased the Company's stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of its ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of its ordinary shares. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $74.6 million under its repurchase program through September 30, 2012. At September 30, 2012 there was $25.4 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At September 30, 2012, we had outstanding put option contracts covering the purchase of 390,000 ordinary shares for $10.5 million. We received $2.7 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of September 30, 2012, we would have purchased these shares at an average price of $19.91 per share. At September 30, 2012 the closing price of our ordinary shares on NASDAQ was $24.53 per share. As of September 30, 2012, these outstanding put option contracts have fair value of $2.4 million, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, and unrealized gains of $0.3 million, which are included in fair value gains on common equity put options in the Company’s statements of operations.

Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the nine months ended September 30, 2012 and 2011, the Company expended approximately: (i) $42.4 million purchasing 2,362,949 shares of outstanding ordinary shares at an average price of $17.95 during the nine months ended September 30, 2012 and (ii) $17.7 million purchasing 1,832,914 shares of outstanding ordinary shares at an average price of $9.66 during the nine months ended September 30, 2011.

The Company issued 74,992 of its ordinary shares held as treasury shares with a fair value of $1.5 million, $20.25 per share, to employees and outside consultants for services rendered in the first nine months of 2012.

The changes in treasury stock during the nine months ended September 30, 2012 are as follows (in thousands, except for number of shares):

	Nine Months Ended
	September 30, 2012
	Number	Amount
	(Unaudited)
Balance, beginning of period	3,170,262	$35,358
Ordinary shares purchased through
the stock repurchase program	2,362,949	48,274
Ordinary shares issued to settle
bonus liabiity	(74,992)	(1,519)
Balance, end of period	5,458,219	$82,113

NOTE 13 – INCOME TAXES

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

The Company’s effective income tax rate for each of the three and nine months ended September 30, 2012 and 2011 was approximately 0%. The low effective income tax rate resulted from utilization of tax loss carryforwards from prior years. The minimal taxes shown on the statements of operations represent state income taxes and other taxes, which are not off settable by tax loss carryforwards.

NOTE 14 – INCOME (LOSS) PER SHARE

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income (loss) per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to shareholders	$15,116	$(961)	$33,582	$3,821

Denominator:
Denominator for basic net income per
share - weighted average shares outstanding	19,407	22,463	20,234	22,933
Effect of dilutive Warrants and Options to
purchase ordinary shares	11	- *	10	195
Effect of dilutive Warrants and Options exercised
or expired during this period	3	- *	64	305
Effect of dilutive Common Equity Put Options
Outstanding	86	-	139	-
Denominator for diluted net income per
share - weighted average shares outstanding	19,507	22,463	20,447	23,433

Net income per ordinary share attributable to shareholders
Basic	$0.78	$(0.04)	$1.66	$0.17
Diluted	$0.77	$(0.04)	$1.64	$0.16

* Due to the net loss for the three months ended September 30, 2011, basic and diluted loss per ordinary share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our unaudited consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 and our Annual report on Form 10-K for the year ended December 31, 2011. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

Overview

magicJack VocalTec and its Subsidiaries (the "Company")  is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone (“magicJack PC”) and the award winning magicJack® products. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as little as $20 a year for a license renewal to access our servers, and our customers then continue to obtain free telephone services. During September 2011, we began providing additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

During September 2011, we began promoting the magicJack PC, a softphone that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones.

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

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2012, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012.

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

Returns from retailers are accepted on an authorized basis. We have offered certain retailers the right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three and nine months ended September 30, 2012 and 2011, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on our switches, and wholesaling telephone service to VoIP providers and others telecommunication carriers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.5 million and $5.9 million for the three months ended September 30, 2012 and 2011, respectively, and $5.7 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. We have estimated and provided allowances for billing adjustments of access charges to carrier customers. Refer to Note 10, “Commitments and Contingencies,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

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

We assess our income tax positions for uncertainty and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those uncertain tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those uncertain income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

	Three Months Ended September 30,		2012 Compared to		Nine Months Ended September 30,		2012 Compared to
	2012	2011	2011		2012	2011	2011
Net Revenue
Sale of magicJack and magicJack PLUS	$20,708	$9,974	$10,734	107.6%	$54,737	$34,382	$20,355	59.2%
License renewals	10,895	9,610	1,285	13.4	31,811	26,436	5,375	20.3
Shipping and handling	1,611	453	1,158	255.6	4,221	1,638	2,583	157.7
magicJack-related products	1,910	1,263	647	51.2	6,491	2,821	3,670	130.1
Prepaid minutes	3,304	3,041	263	8.6	12,237	8,973	3,264	36.4
Access and termination charges	2,021	(1,152)	3,173	275.4	5,726	3,691	2,035	55.1
Other	340	1,723	(1,383)	(80.3)	1,712	5,875	(4,163)	(70.9)
Total Operating Net Revenue	40,789	24,912	15,877	63.7	116,935	83,816	33,119	39.5

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	7,645	2,914	4,731	162.4	18,611	9,333	9,278	99.4
Shipping and handling	282	441	(159)	(36.1)	1,856	1,025	831	81.1
Credit card processing fees	651	618	33	5.3	2,443	2,214	229	10.3
Network and carrier charges	7,195	7,171	24	0.3	21,751	20,890	861	4.1
Other	973	1,361	(388)	(28.5)	2,704	4,132	(1,428)	(34.6)
Total Cost of Revenues	16,746	12,505	4,241	33.9	47,365	37,594	9,771	26.0
Gross Profit	24,043	12,407	11,636	93.8	69,570	46,222	23,348	50.5

Operating expenses:
Advertising	4,892	7,301	(2,409)	(33.0)	19,336	20,812	(1,476)	(7.1)
General and administrative	7,373	7,420	(47)	(0.6)	21,079	22,073	(994)	(4.5)
Research and development	592	647	(55)	(8.5)	1,820	1,973	(153)	(7.8)
Total operating expenses	12,857	15,368	(2,511)	(16.3)	42,235	44,858	(2,623)	(5.8)
Operating income (loss)	11,186	(2,961)	14,147	477.8	27,335	1,364	25,971	*

Other income (expense):
Gains on investments	508	1,257	(749)	*	1,340	500	840	*
Interest and dividend income	86	210	(124)	*	538	592	(54)	*
Interest expense	(94)	(118)	24	*	(318)	(158)	(160)	*
Fair value gain on common equity put options	3,449	670	2,779	*	4,734	1,572	3,162	*
Other income, net	10	4	6	*	31	26	5	*
Total other income	3,959	2,023	1,936	*	6,325	2,532	3,793	*
Income (loss) before income taxes	15,145	(938)	16,083	1,714.6	33,660	3,896	29,764	*
Income tax expense	29	23	6	*	78	75	3	*
Net income (loss)	$15,116	$(961)	$16,077	1,672.9	$33,582	$3,821	$29,761	778.9

* - Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Net Revenues

Total net revenue was $40.8 million and $24.9 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $15.9 million, or 63.7%. This increase net in revenues was primarily attributable to the following:

•
a $10.7 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which was first introduced in September 2011, and (ii) higher average unit price due to an higher percentage of magicJack PLUS units being sold directly to consumers at retail prices as opposed to retailers and distributors at wholesale prices, offset in part by the sale of fewer units of the magicJack;

•
a $3.2 million increase in revenues from access and termination charges primarily as a result of the Company increasing its reserve for billing adjustments during the three months ended September 30, 2011 as a result of the Federal Communications Commission (“FCC”) November 18, 2011 order described in Item 1, “Legal Proceedings;"

•
a $1.3 million increase in renewal revenues primarily as a result of the continued growth in the number of active customers beyond their first year of service and the impact of price increases effective in early 2012;

•	a $1.2 million increase in shipping and handling revenues primarily as a result of the Company commencing to sell the magicJack PLUS in September 2011; and

•	a $0.6 million increase in the sale of magicJack-related products, primarily driven by the increase in porting fees.

These increases in net revenue were partially offset by a $1.4 million decrease in non-core other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products.

For the three months ended September 30, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 67% and 75%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 33% and 25%, respectively, of magicJack and magicJack PLUS units sold.

For the three months ended September 30, 2012 and 2011, no retailer or telecommunication carrier accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $16.7 million and $12.5 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $4.2 million, or 33.9%. This increase in cost of revenues was primarily attributable to the following:

•
a $4.6 million combined net increase in the cost of magicJack and magicJack PLUS units sold, shipping and handling cost and credit card processing fees primarily as a result of the Company commencing to sell the magicJack PLUS in September 2011 and large sales of license renewals as a result of anticipated price increases, offset in part by a $2.1 million write-off of certain components in inventory, and

•	higher amortization expense as a result of certain intangible assets purchased during the three months ended September 30, 2012.

These increases in cost of revenues were partially offset by the following:

•	a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products; and

•	a $0.2 million reduction in depreciation expense primarily as a result of a change in estimated useful lives of certain switches effective January 1, 2012.

Operating Expenses

Total operating expenses was $12.9 million and $15.4 million for three months ended September 30, 2012 and 2011, respectively, representing a decrease of $2.5 million, or 16.3%. This decrease in operating expenses was primarily due to the following:

•	a $2.4 million decrease in advertising-related expense driven by a reduction in long-form advertising.

•
a $1.2 million decrease in legal and accounting-related costs as a result of the Company reserving for certain legal settlements in the three months ended September 30, 2012 and less auditing-related work performed during the quarter ended September 30, 2012, offset in part by fewer legal cases and reduced litigation driven by the November 18, 2011 FCC order; and

•	reduced depreciation expense as a result of certain fixed assets becoming fully depreciated.

These decreases in operating expenses were partially offset by higher personnel-related costs as a result of an increase in the accrual of annual staff bonus and $1.5 million in accruals for the CEO bonus.

We believe we will be able to continue to reduce legal expenses related to collection efforts and litigation in future periods due to more certainty for rules around billing and collections of access charges as a result of the FCC order of November 18, 2011 described in Item 1, “Legal Proceedings.” Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other income was $4.0 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, representing an increase of approximately $1.9 million. This increase in other income was due to changes in the items discussed below.

           Gains on Investments

Gain on investments for the three months ended September 30, 2012 and 2011 was $0.5 million and $1.3 million, respectively.

           Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2012 and 2011 was $86 thousand and $210 thousand, respectively.

           Interest Expense

Interest expense was $94 thousand and $118 thousand for the three months ended September 30, 2012 and 2011, respectively.

Interest expense for the three months ended September 30, 2012 and 2011 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which is lower the sum of future payments we will make to the seller of these intangible assets.

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

Fair value gain on common equity put options was $3.4 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. The higher price of our ordinary shares during the quarter ended September 30, 2012 resulted in: (i) common equity put option contracts expiring unexercised, (ii) the reversal of certain unrealized losses on open put option contracts that were outstanding as of the beginning of the period , and (iii) recording certain unrealized gains in connection with certain outstanding common equity put option contracts as of September 30, 2012 as such liabilities are marked-to-market at the end of each quarter. Refer to the “Stock Repurchase Program” within the Liquidity and Capital Resources section below for further detail.

Income Taxes

Total income tax expense was $29 thousand and $23 thousand for the three months ended September 30, 2012 and 2011, respectively. Refer to Note 13, “Income Taxes,” in the Notes to our unaudited consolidated condensed financial statements included in Item 1 herein for further details.

Net income (loss)

As a result of the foregoing items, net income (loss) was $15.1 million and $(1.0) million for the three months ended September 30, 2012 and 2011, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Revenues

Total net revenue was $116.9 million and $83.8 million for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of $33.1 million, or 39.5%. This increase in net revenues was primarily attributable to the following:

•
a $20.4 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, and (ii) higher average unit price due to an higher percentage of magicJack PLUS units being sold directly to consumers at retail prices as opposed to retailers and distributors at wholesale prices, offset in part by the sale of fewer units of the magicJack;

•
a $5.4 million increase in renewal revenues primarily as a result of the continued growth in the number of active customers beyond their first year of service and the impact of price increases effective in early 2012;

•	a $3.7 million increase in the sale of magicJack-related products, primarily driven by the increase in vanity numbers and porting fees;

•
$3.3 million increase in revenues from prepaid minutes primarily as a result of the Company making an operational change in February 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•	a $2.6 million increase in shipping and handling revenues primarily as a result of the Company commencing to sell the magicJack PLUS in September 2011; and

•
a $2.0 million increase in revenues from access and termination charges primarily as a result of the Company increasing its reserves for billing adjustments during the nine months ended September 30, 2011 as a result of the Federal Communications Commission (“FCC”) November 18, 2011 order described in Item 1, “Legal Proceedings;"

These increases in net revenue were partially offset by a $4.2 million decrease in non-core other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products.

For the nine months ended September 30, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 62% and 75%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 38% and 25%, respectively, of magicJack and magicJack PLUS units sold.

For the nine months ended September 30, 2012 and 2011, no retailer or telecommunication carrier accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $47.4 million and $37.6 million for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of $9.8 million, or 26.0%. This increase in cost of revenues was primarily attributable to the following:

•
a $10.3 million combined net increase in the cost of magicJack and magicJack PLUS units sold, shipping and handling cost and credit card processing fees primarily as a result of the Company commencing to sell the magicJack PLUS in September 2011 and large sales of license renewals as a result of anticipated price increases, offset in part by a $3.2 million increase in write-off of certain components in inventory; and

•
a $0.9 million increase in network and carrier charges due to a higher number of active magicJack and magicJack PLUS units, which resulted in higher volume of calls made by our customers, offset in part by more favorable rates from telecommunication carriers.

These increases in cost of revenues were partially offset by a $1.4 million decrease in other costs of revenues primarily due to the following:

•	a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products; and

•	a $0.6 million reduction in depreciation expense primarily as a result of a change in estimated useful lives of certain switches effective January 1, 2012.

Operating Expenses

Total operating expenses was $42.2 million and $44.9 million for nine months ended September 30, 2012 and 2011, respectively, representing a decrease of approximately $2.6 million, or 5.8%. This decrease in operating expenses was primarily due to the following:

•
a $2.8 million decrease in legal and accounting-related costs as a result of fewer legal cases and reduced litigation driven by the November 18, 2011 FCC order described in Item 1, “Legal Proceedings;”

•	a $1.5 million decrease in advertising-related expense driven by a reduction in long-form advertising a sponsorship-related expenses; and

•	reduced depreciation expense as a result of certain fixed assets becoming fully depreciated.

These decreases in operating expenses were partially offset by higher personnel related costs as a result of new hires in late 2011 and an increase in the accrual of annual staff bonus and $1.5 million in accruals for the CEO bonus.

We believe we will be able to continue to reduce legal expenses related to collection efforts and litigation in future periods due to more certainty for rules around billing and collections of access charges as a result of the FCC order of November 18, 2011 described in Item 1, “Legal Proceedings.” Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other income for the nine months ended September 30, 2012 and 2011 was $6.3 million and $2.5 million, respectively, representing an increase of $3.8 million. This increase in other income (expense) was due to changes in the items discussed below.

Gains and Losses on Investments

Gain on investments for the nine months ended September 30, 2012 and 2011 was $1.3 million and $0.5 million, respectively.

Interest and Dividend Income

Interest and dividend income was $0.5 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively, representing a decrease of $0.1 million. This decrease in interest and dividend income is attributable to a lower weighted average rate of return on interest generating investments.

Interest Expense

Interest expense was $318 thousand and $158 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense for the nine months ended September 30, 2012 and 2011 represented imputed interest as a result of recording the value of certain intangible assets we purchased in late June 2011 at fair value, which is lower the sum of future payments we will make to the seller of these intangible assets.

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

Fair value gain on common equity put options was $4.7 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. The $3.2 million increase was primarily attributable to more common equity put contracts being sold and expired during the nine months ended September 30, 2012 as compared to the prior year comparable period. Gains generated by the increase in activity were offset in part by realized and losses recorded during the nine months ended September 30, 2012 as a result of a fluctuations in the price of our ordinary shares during the period, which resulted in common equity put option contracts being exercised and the Company repurchasing shares at prices higher than it could have purchased in the open market at such dates. Refer to the “Stock Repurchase Program” within the Liquidity and Capital Resources section below for further detail.

Income Taxes

Total income tax expense was $78 thousand and $75 thousand for the nine months ended September 30, 2012 and 2011, respectively. Refer to Note 13, “Income Taxes,” in the Notes to our unaudited consolidated condensed financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income was $33.6 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand. As of September 30, 2012, we had cash and cash equivalents of $25.4 million, available-for-sale marketable securities of $9.0 million and accounts receivables of $6.3 million. Our accounts payable at September 30, 2012 was $4.2 million.

During the nine months ended September 30, 2012, we generated positive operating cash flows of $44.5 million, as compared to $7.2 million for the nine months ended September 30, 2011. The $37.3 million increase was primarily attributable to: (i) a $29.8 million increase in net income, (ii) a significant increase in deferred revenues as a result of strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (iii) a decrease in accounts receivable and inventory as a result of higher sales and inventory on-hand at December 31,2011 as a result of the Company start selling the magicJack PLUS in September 2011, and (iv) increases in accrued expenses and other current liabilities primarily as a result of outstanding common equity put options sold in connection with the Company's stock repurchase program. These items were partially offset by changes in other operating assets and liabilities mainly driven by timing of payments to vendors and receipts from customers and net change in non-cash items. Refer to our unaudited consolidated statement of cash flows included in Item 1 herein for additional details.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $44.5 million and $7.2 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, net cash provided by operating activities was primarily attributable to net income of $33.6 million and: (i) a $9.4 million increase in deferred revenues attributable strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (ii) $4.8 million in non-cash expenses primarily as a result of a $5.7 million provision for billing adjustments, $2.3 million stock-based compensation comprised primarily of a payout of employee and outside consultant bonuses in ordinary shares, and $2.1 million for depreciation and amortization expense, offset in part by a combined $6.1 million in fair value gains on common equity put options and gains on investments, (iii) a $2.0 million decrease in inventory as the Company depletes its inventory of the magicJack PLUS in expectation of launching the magicJack WiFi in the fourth quarter of 2012, and (iv) a $1.5 million increase in accrued expenses and other current liabilities primarily as a result of an increase in accrued bonuses. These items were partially offset by: (i) a $3.6 million increase in accounts receivables due to timing of receivables related to retail and direct sales of the magicJack PLUS, and (ii) a $2.6 million decrease in accounts payable primarily due to timing receiving bills and submitting payments to our vendors.

During the nine months ended September 30, 2011, net cash provided by operating activities was primarily attributable to: (i) $12.9 million in non-cash expenses primarily as a result of a $10.8 million provision for billing adjustments as a result of the aforementioned FCC order of November 18, 2011, as well as $3.1 million in depreciation and amortization expense and $0.6 million in stock-based compensation related primarily to shares issued to directors and employees, (ii) a $3.5 million increase in deferred revenues attributable primarily to the increase in sale of renewals and sales of the magicJack PLUS, which started in September 2011, (iii) a $1.6 million increase in deferred costs driven by sales of the magicJack PLUS, and (iv) a $1.2 million increase in accounts payable primarily due to timing of payments to our vendors. These items were partially offset by: (i) $11.1 million increase in accounts receivable primarily due to large sales of the magicJack PLUS in late September 2011 to retailers and timing of receipts from our customers, and (ii) a $5.1 million increase in inventories as a result of the Company building up inventory for the magicJack PLUS, which we started selling in September 2011.

Cash Flow – Investing Activities

Net cash provided by (used in) investing activities was $8.8 million and $(9.0) million for the nine months ended September 30, 2012, and 2011, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2012 was primarily attributable to $14.8 million net proceeds from sales of investments, partially offset by $5.7 million used to purchase certain intangible assets and $0.2 million used for purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2011 was primarily attributable to: (i) $6.7 million net purchase of investments (ii) $1.5 million primarily due to the first of five installment payments for the purchase of certain intangible assets, and (iv) $0.8 million for purchases of property and equipment, primarily comprised of switches. Refer to Note 9, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details on the $1.5 million annual payments described above.

Cash Flow –Financing Activities

Net cash used in financing activities was $40.9 million and $15.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in financing activities during the nine months ended September 30, 2012 primarily consisted of: (i) a combined $52.3 million in cash used to purchase ordinary shares and common equity call options as part of our share repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets related to the annual payment. These items were partially offset by: (i) $11.7 million in net premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.2 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our share repurchase program. Refer to Note 9, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details on the $1.5 million annual payment described above.

Net cash used in financing activities for the nine months ended September 30, 2011 primarily consisted of $19.6 million in cash used to purchase ordinary shares as part of the Company’s share repurchase program, partially offset by: (i) $2.2 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.7 million in cash received from the exercise of ordinary share options.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate. In January 2012, the Board of Directors increased our stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of our ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of our ordinary shares. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $74.6 million under our repurchase program through September 30, 2012. At September 30, 2012, there was $25.4 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

We may sell put option contracts and may purchase call option contracts in connection with its share repurchase program in order to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the nine months ended September 30, 2012 and 2011, we expended approximately (i) $42.4 million purchasing 2,362,949 shares of outstanding ordinary shares at an average price of $17.95 during the nine months ended September 30, 2012, and (ii) $17.7 million purchasing 1,832,914 shares of outstanding ordinary shares at an average price of $9.66 during the nine months ended September 30, 2011.

Other Liabilities

As of September 30, 2012, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make three non-interest bearing future annual payments of $1.5 million beginning May 31, 2013. The liability for such payments has been discounted at a rate of 10% to a net present value of $3.9 million at September 30, 2012. Refer to Note 9, “Other Liabilities,” in the Notes to our unaudited consolidated financial statements included elsewhere herein for further details.

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

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. ASU 2012-02 is intended to simplify impairment testing for indefinite-lived intangible assets other than goodwill by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded indefinite-lived intangible assets other than goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative impairment test that exists under current GAAP must be completed. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We are currently evaluating the impact this update may have on our indefinite-lived intangibles impairment testing. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2012.

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

Our Investments

As a result of the Company investing its excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At September 30, 2012, we had short positions in put option contracts and long positions in call option contracts. These contracts may be settled before their respective expiration dates.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At September 30, 2012, we had outstanding put option contracts covering the purchase of 390,000 ordinary shares for $10.5 million. We received $2.7 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of September 30, 2012, we would have purchased these shares at an average price of $19.91 per share. At September 30, 2012 the closing price of our ordinary shares on NASDAQ was $24.53 per share.

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

The Company has filed suit against three telecommunication carriers for non-payment of approximately $34.1 million billed for access services provided by the Company to those carriers (“Federal Court Actions”). The carriers have filed counterclaims alleging wrongdoing by the Company for billing access services and seeking unspecified damages to be determined at trial. One carrier filed a formal complaint against the Company with the Federal Communication Commission (the “FCC”). On April 8, 2011, the FCC issued an Order without prejudice that the carrier was not liable to pay for access services billed by the Company under the filed rate doctrine because of certain deficiencies in the wording of the Company’s tariff pertaining to certain definitions contained in its tariff on file with the FCC. Numerous other allegations contained in both the FCC and Federal Court counter claim were either, not ruled upon by the FCC, dropped from the carrier’s complaint, or deferred to a subsequent phase of the proceeding. The Company filed a petition for reconsideration of the Order with the FCC, and if necessary, will file an appeal in Federal Court. The Company has amended its tariff to describe in additional detail the access services it provides to carrier/customers. Such amendment did not result in an overall reduction in the amount of access services to be billed to telecommunication carriers. This FCC Order applies only to one carrier and does not apply to any intrastate access charges billed. Because both the Federal Court and the FCC have upheld unjust enrichment claims against customer/carriers by Local Exchange Carriers with tariffs that did not specify the services provided to the customer carrier, the FCC order does not necessarily determine the Company’s claims for damages in Federal Court. The Company further believes it has a greater chance of collecting future charges as the modification of its federal tariff were not objected to by the FCC or other carriers during the 15-day statutory period for filing objections to the tariff. Such modified tariffs are protected under the filed rate doctrine and thus not subject to refunds.

All of the Federal Court actions are in the discovery stage and the Company is not able to predict the outcomes of its ability to collect the $34.1 million or any damages to pay, if at all associated therewith. The actions in Federal Court have been stayed pending the resolution of the Company’s petition for reconsideration of the FCC Order of April 8, 2011. The Company strongly believes it is (i) entitled to the $34.1 million amount described above plus interest and other fees, (ii) it is not liable for any damages in any of the actions, and (iii) will continue to vigorously pursue or defend itself in these actions. The Company believes it has no material exposure in connection with the counter claims in the above actions. The Company believes it has meritorious positions in these actions and intends to vigorously prosecute its claims and seek declaratory judgment in these actions.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors had authorized an ongoing stock repurchase program with a total cumulative repurchase authority granted to us of $100.0 million as of September 30, 2012. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2012 there was $25.4 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury shares. The following table shows the monthly activity related to our stock repurchase program for the three months ended September 30, 2012.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
July 1, 2012 - July 31, 2012	59,800	$17.48	59,800	$26,304
August 1, 2012 - August 31, 2012	90,400	$4.64	90,400	$25,885
September 1, 2012 - September 30, 2012	145,000	$3.19	145,000	$25,421
Total	295,200		295,200

* May represent shares acquired as a result of common equity put options being assigned to us, common equity call options being exercised by us, or throught open market purchases.

** After taking into consideration the proceeds from sale of common equity put options contracts that were assigned to us or expired unxercised, as well as the funds used to purchased common equity call options exercised by us during the quarter ended September 30, 2012, we expended approximately $1.9 million during the three months ended September 30, 2012 for repurchases of our ordinary shares. Refer to Note 12, "Ordinary Shares and Fair Value Gain on Common Equity Put Options," in the Notes to our unaudited condensed consolidated financial statements included elsewhere herein for further details.

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

magicJack VocalTec Ltd. Registrant
Dated: October 29, 2012	/s/ Daniel Borislow Daniel Borislow Chief Executive Officer
Dated: October 29, 2012	/s/ Peter Russo Peter Russo Chief Financial Officer and Treasurer