Form 10-K
period 2012-12-31
MAGICJACK VOCALTEC LTD
filed 2013-04-02
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $183,972,706.

The number of the registrant’s ordinary shares outstanding as of March 31, 2013 was 18,551,520 shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement related to the Annual General Meeting of Shareholders to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

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

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK & Design, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICIN, MAGICOUT, MAGICFIX, MAGIFIX & Design and MAGICPAGE are trademarks of magicJack LP. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, and Mexico, for the MAGICJACK & Design mark in Canada and Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “MAY,” “PLAN,” “PROJECT,” “SHOULD” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO MAGICJACK VOCALTEC OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS AND ASSUMPTIONS OF MAGICJACK VOCALTEC WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. MANY FACTORS COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS THAT MAY BE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPETITION WE FACE; OUR RELIANCE ON THE MAGICJACK PRODUCT AND RELATED SOFTWARE ACCESS RIGHTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES; OUR ABILITY TO ATTRACT NEW CUSTOMERS AND RETAIN CURRENT CUSTOMERS; OUR ABILITY TO OBTAIN ENOUGH PHONE NUMBERS TO MEET OUR CUSTOMERS’ DEMANDS; OUR ABILITY TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS OR DEFEND OURSELVES AGAINST CLAIMS OF INFRINGEMENT; OUR ABILITY TO DEVELOP AND DEPLOY NEW PRODUCTS; ABILITY TO COMPLY WITH DOMESTIC AND INTERNATIONAL REGULATIONS AND STANDARDS; THE ABILITY TO ANTICIPATE DEMAND FOR OUR PRODUCTS; DIFFERENCES BETWEEN OUR SERVICES AND TRADITIONAL PHONE SERVICES, INCLUDING 911 SERVICE; OUR ABILITY TO ADAPT TO RAPID CHANGES IN THE MARKET FOR VOICE SERVICES; OUR DEPENDENCE ON KEY SWITCHING ELEMENTS FROM COMPETITORS; UNCERTAINTIES RELATING TO REGULATION OF VOICE-OVER-INTERNET-PROTOCOL SERVICES; SERVER OR SYSTEM FAILURES THAT COULD AFFECT THE QUALITY OR DISRUPT THE SERVICES WE PROVIDE AND OUR ABILITY TO MAINTAIN DATA SECURITY.

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

ITEM 1.                      BUSINESS

Business Overview

The Company is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone, the magicJack®, the magicJack PLUS and other award winning magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as low as $20 a year for the right (the "access right") to access our servers, and our customers then continue to have the ability to obtain free telephone services. We now provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. We own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to soon expand these existing platforms to allow our customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. We also wholesale telephone service to VoIP providers and telecommunication carriers.

Our strategy since 2007 has been to vertically integrate our technology, design and suppliers, and we have completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones.

The magicJack PLUS’ core technology and device is expected to have a long life as we are able to add Wi-Fi and 4G connection capabilities, as well as other functions by adding capabilities to the magicJack PLUS or developing very small modules that can connect to the magicJack PLUS. In the future, these other modules and the magicJack PLUS are expected to provide telephone service, video on demand and ISP along with the other features, hence Triple Play plus capabilities, in a device weighing just a few ounces. This can be accomplished in a number of ways and we plan to develop the most cost effective and highest quality alternatives for our customers. We intend to partner with a wireless 4G provider to be able to offer Triple Play services.

Our corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. We are located at 12 Benny Gaon Street, Building 2B, Poleg Industrial Area, Netanya, Israel 42504 (telephone number +972-9-970-3888). We were organized under the laws of the State of Israel in 1989 and are subject to the Israeli Companies Law, or the Companies Law. Our subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), whose offices are at 5700 Georgia Avenue, West Palm Beach, Florida, 33405 (telephone number 561-749-2255) is our U.S. agent for service.

Product and Service Offerings

magicJack and magicJack PLUS

The magicJack and magicJack PLUS are VoIP devices weighing about one ounce and include the access right that enables customers to use our software to access our servers for an initial 12-month period. Customers receive free VoIP phone service for their home, enterprise or while traveling. We started selling the magicJack in late 2007. In September 2011, we launched the magicJack PLUS, which contains a SoC (System on a Chip) that connects either to a computer USB like the original magicJack or directly to a broadband modem/router. Similar to the original magicJack, the magicJack PLUS also has a plug to which a regular phone can be connected. These features and capabilities allow users to replace their home or enterprise phone services with the magicJack PLUS, or simply use it as a second phone line.

magicJack APP

The magicJack APP is an application that allows users to make and receive telephone calls through the computer using a headphone or the computer's speakers and microphone, or their smart phones using their magicJack account. The magicJack APP is currently available for the iPhone, iPad, IPod Touch and Android smart phones.

Access Right

Customers who own a magicJack, magicJack PLUS or magicJack service may purchase access rights for continued use of the software to access our servers for additional years. We offer users access right periods ranging from one to five years.

Prepaid Minutes

Our customers can purchase minutes on a prepaid basis.

Other magicJack-Related Products

We offer customers other products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, and the ability to port their existing phone numbers to a magicJack device.

Access Charges

We generate revenues from access fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

Sources of Revenues

We generate revenues from the following sources: (i) the sales of the magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, (ii) access right fees, (iii) fees charged for shipping the magicJack and magicJack PLUS to customers, (iv) sale of magicJack-related products, such as Canadian, vanity or custom phone numbers, among others, (v) sale of prepaid minutes, and (vi) access charges to other carriers and other miscellaneous charges for telecommunication usage. Revenue is recorded net of sales returns and allowances. Over 90% of our revenues in the years ended December 31, 2012, 2011 and 2010 were derived from sales to customers located in the United States. The following table presents a breakdown of our net revenues for the periods indicated (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net Revenue
Sale of magicJack and magicJack PLUS	$73,813	$44,552	$65,025
Access right renewals	43,853	36,546	21,598
Shipping and handling	5,596	2,158	3,555
magicJack-related products	8,626	4,596	2,586
Prepaid minutes	15,500	11,634	10,542
Access and wholesale charges	9,124	3,607	8,993
Other	1,850	7,357	7,379
Total Net Revenue	$158,362	$110,450	$119,678

Research and Development

The Company’s research and development activities are driven by the founders of the Company and acquired companies and consist primarily of the design and development of its proprietary software used in the magicJack, magicJack PLUS, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. Research and development expenses were $2.6 million, $2.7 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. We account for research and development costs in accordance with applicable accounting pronouncements described in Note 3, “Summary of Accounting Policies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which we currently compete is the United States. Approximately 90% of our property and equipment, net of depreciation, is located in the United States.

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

Marketing, Sales and Distribution

We rely on various marketing methods to advertise our products, including Internet marketing and long and short form television commercials. We currently distribute the magicJack devices through retail outlets, including Walmart, Radio Shack, Best Buy, Target, Walgreens, CVS, Fry’s and others, as well as through direct sales.

In the years ended December 31, 2012, 2011 and 2010, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 59%, 57% and 73%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 41%, 43% and 27%, respectively, of magicJack and magicJack PLUS units sold.

For the years ended December 31, 2012 and 2011, no retailer accounted for more than 10% of the Company’s total operating revenues. For the years ended December 31, 2010, one retailer, RadioShack, accounted for approximately 11% of the Company’s total operating revenues.

Competition

We face competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Some of our principal competitors are the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add broadband telephone services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless, Inc. and Clearwire Corporation, offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline-based service. Some of these providers may be developing a dual mode phone that will be able to use broadband telephone service where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices.

We also compete against established alternative voice communication providers, such as Skype, which is another non-interconnected VoIP provider, and Vonage, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Google Inc., Microsoft Corporation, and Yahoo! Inc. In addition, we will compete with independent broadband telephone service providers.

Because most of our customers are purchasing communications services from one or more of these providers, success is dependent upon our ability to attract customers away from their existing providers. We compete primarily through the quality and cost structure of our infrastructure and our low pricing.

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

Intellectual Property

We believe that the improvement of existing products, our technologies and the development of new products are important in establishing and maintaining a competitive advantage. We believe that the value of our products is dependent, to a certain extent, upon the maintenance of intellectual property rights, the license rights to use certain intellectual property rights, trade secrets or copyright protection of our proprietary software and technologies. We rely on a combination of trade secrets, copyrights, trademarks and patents, together with non-disclosure and invention assignment agreements, to establish and protect the technology used in our products.

magicJack VocalTec and its wholly-owned subsidiaries have filed numerous patent applications in the United States and other countries with respect to certain technologies employed and to be employed in its products, some of which have already been issued. In addition, VocalTec or its wholly owned subsidiaries have obtained licenses (in one case, an exclusive license) from other patent owners to practice technology protected by those patents.

Our registered trademarks include VocalTec, MAGICJACK, MAGICJACK & Design, MAGICIN, MAGICOUT, MAGIC FIX, MAGICFIX & Design, MAGICJACK PLUS, MAGICJACK APP and MAGICPAGE in the United States, a trademark application is pending for the MAGICJACK PC mark. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico, India and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico and India. Applications for the MAGICJACK APP, MAGICJACK PC, and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European, Union, El Salvador, and Mexico. All other trademarks or registered trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect our intellectual property worldwide. We have filed numerous foreign and domestic patent right applications directed to our magicJack device and other products with E911 capability, emergency call routing, emergency call location determination, and other technologies. At present, we own seven issued utility patents and two issued design patents in the United States, and we are the exclusive licensee (in one case, the exclusive licensee) of several issued United States patents. We currently have five pending patent applications in the United States (including one that has been approved by the Patent Office but has not yet issued), sixteen pending foreign patent applications (including two applications that have been indicated by foreign patent offices as allowed or allowable), and nine issued foreign patents. We are also actively researching new technologies and improvements to our existing technologies and intend to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for our business. The patents owned by us, and to the extent that patents issued from our pending applications in the future, will expire between October 2015 and April 2032. Many of our software and communication solutions have been developed internally and are proprietary.

Although we do not believe that our products infringe any valid claim of a patent owned by any third party, third parties have asserted infringement and other claims against us from time to time. These claims have been directed at certain basic and fundamental components of our products. There can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful.

Effects of Governmental Regulations

In the United States, we are subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC”) and various state and local regulations. We believe that under current regulations, magicJack LP is not an interconnected VoIP provider.

We provide free broadband telephone services using VoIP technology and traditional telephony services and/or services treated as information services by the FCC. We are also licensed as a Competitive Local Exchange Carrier (“CLEC”) and are subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non interconnected VoIP. FCC regulations may now, or may in the future, be applied to our broadband telephone operations. Other FCC regulations apply to us because we operate servers and provide international calling capability. Some of our operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation

On November 18, 2011, the FCC released a Report and Order (the "FCC Order") and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for interstate, intrastate, and local traffic origination and termination services. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

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

E911 Calling

The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company is a not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides a 911 solution for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as statutes, to the extent they apply, would have the Company act as a billing and collection agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products. Certain E911 regulatory authorities have asserted or may assert in the future that the Company is liable for damages, including end user assessed E911 taxes, surcharges and/or fees, for not having billed and collected E911 fees from its customers in the past or  in the future. Although the Company strongly disagrees with these assertions and believes that any such authority’s claims are without merit, if a jurisdiction were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operations. The Company may attempt in the future to act as a billing agent for certain 911 agencies.

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

Effects of State Regulations

We have and will continue to be subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. We cannot predict the outcome of current or future proceedings, nor can we predict the potential impact on the Company's business.

State and Municipal Taxes

We believe that we file all required tax returns and pay all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. We believe that we are exempt from certain taxes, fees and surcharges because we do not charge for telephone services or render bills to our customers. We remit sales tax in Florida on sales of magicJack units because our magicJack LP subsidiary’s personnel, property and activities are in Florida. Certain states and municipalities may disagree with our policies and may believe we should be remitting taxes for past or future sales on certain items or services. Although we strongly disagree and believe any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on our financial condition and results of operation. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. We may at some time be required to collect and remit sales taxes to states other than Florida. We may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that we are required to collect sales taxes or other taxes from direct sales for states other than Florida on sales of magicJack device or renewal of our service offerings, we will bill and collect such taxes from our customers. We will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill our customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

Regulatory Environment

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

Executive Officers

The following sets forth certain information regarding our executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Gerald Vento	65	President, Chief Executive Officer and Director
Peter Russo	56	Chief Financial Officer and Treasurer

GERALD VENTO, Chief Executive Officer and President. Mr. Vento was appointed to the Company's Board upon the consummation of the business combination between VocalTec and YMax on July 16 2010, served as Chairman of the Company’s Board from April 1, 2012 to December 31, 2012 and appointed Chief Executive Officer and President effective January 1, 2013. Mr. Vento has served as a Director of YMax since 2008. Mr. Vento previously served as a member of the Board of Managers of Velocity Express, LLC, a privately held transportation and logistics company, from 2009 through 2012, and its CEO and Executive Chairman from 2011 to 2012. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and continued to serve as a director of Westec through 2012. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States

PETER RUSSO was appointed as the Company’s Chief Financial Officer and Treasurer upon the consummation of the 2010 business combination between VocalTec and YMax on July 16, 2010. Prior to this appointment, Mr. Russo served as the Chief Financial Officer of YMax since 2005. Prior to joining YMax, from 1996-2004, he was a consultant and served as the Chief Financial Officer of Group Long Distance, Inc. (GLD), a publicly traded reseller of local and long distance services. Prior to joining GLD, Mr. Russo was the Executive Vice President of State Bank of South Australia. Mr. Russo holds a B.B.A. degree from Pace University in New York.

Employees

As of December 31, 2012, we had 61 full-time employees, of whom 53 were in the United States and 8 were in Israel. Our employees are not represented by a labor union. We believe that our relations with our employees are good. In Israel, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

Neither our employees nor we are parties to any collective bargaining agreements, except for provisions of such agreements that are applicable to the industry in which we are engaged by virtue of expansion orders of the Israeli Ministry of Labor and Welfare issued under applicable Israeli laws.

Merger

On July 16, 2010, VocalTec Communications Ltd. (“VocalTec”), an Israeli public company listed on NASDAQ, entered into and consummated a Merger Agreement (the “Merger Agreement”) with YMax. Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company (the “2010 business combination”) after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was the accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd..The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

Available Information

Our annual report on Form 10-K (or Form 20-F for prior years), current reports on Form 8-K (or Form 6-K per filings up to December 31, 2011), as well as any amendments to those reports, will be provided in electronic format, free of charge, upon request. You can learn more about us by reviewing our SEC filings under the "Financial Information" tab on our web site at http://www.vocaltec.com.

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

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and manufacturers of communication devices.

The principal competitors for our products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone service services to their existing telephone and broadband offerings. We also face, or expect to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone service services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless, Inc. and Clearwire Corporation, offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline-based service.

We face competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other wireless hand held devices.

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

We invest in the development of new products, services and features with the expectation that we will be able to effectively offer them to consumers. For example, in 2011, we launched the magicJack APP for the iPhone, iPad and iPod Touch. In 2012 we launched the magicJack APP for Android smart phones. The magicJack APP allows users to make free calls to numbers within the U.S., Canada and to all other magicJack numbers in the world. We currently allow the magicJack APP to be downloaded free of charge. We have not determined when and if we plan to charge customers for use of the magicJack APP and cannot anticipate demand for the product once we begin charging a fee for its use. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services. In addition, our inability to successfully commercialize additional products, services and features could have a material adverse effect on our efforts to diversify our product offerings and revenues and ultimately on our business, results of operations, financial condition or cash flows.

We may face difficulty in attracting new customers, and if we fail to attract new customers, our business and results of operations may suffer.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our customers are purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract customers away from their existing providers. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what we offer. Our competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions.

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

We cannot assure you that our products do not infringe intellectual property rights held by others or that they will not in the future. VocalTec, YMax and other subsidiaries have received in the past communications from third parties relating to technologies used in their products (including, with respect to YMax, the magicJack) that have alleged violation of other intellectual property rights. In response to these communications, we have contacted these third parties to convey our good faith belief that we do not violate those parties’ rights or otherwise resolved the issues on favorable terms.

We cannot assure you that we will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Third parties may assert infringement, misappropriation, or breach of license claims against us from time to time. Such claims could cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources, which in turn could materially adversely affect our business and financial condition. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. Any required licenses may not be available to us on acceptable terms, if at all. If we attempt to design around the technology at issue or to find another provider of suitable alternative technology to permit us to continue offering applicable software or product solutions, our continued supply of software or product solutions could be disrupted or our introduction of new or enhanced software or products could be significantly delayed.

We may experience delays in the deployment of new products. If we are not successful in the continued development, introduction or timely manufacture of new products, demand for our products could decrease.

The development of the magicJack, magicJack Plus and magicJack APP resulted from our ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While we have new products currently in development or beta versions, our continued ability to adapt to such changes will be a significant factor in maintaining or improving our competitive position and our prospects for growth. Factors resulting in delays in product development include:

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

Although we currently make available emergency and E911 services to users, we do not believe that we are required by regulations to do so. We may, in the future, decide to discontinue providing such services. Discontinuing such services may adversely affect customer demand, may result in fines by the FCC and may affect our revenues. In addition, customers who fail to reach emergency services may, in the future, attempt to hold us responsible for any loss, damage, personal injury or death suffered as a result.

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

We offer services pursuant to a software access right agreement that is generally one year in duration and allows our customers to gain access to our servers for telephone calls. Our customers may not have an obligation to renew their software access rights after their initial term period expires, and these software access rights may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on software access right renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ access right renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of comparable services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their access rights for our services, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

The success of our business is dependent on cost-effective marketing and our growth may be affected by increased media advertising costs.

A major portion of our revenue growth is attributable to our media advertising, including television advertising and banner advertisements on websites. If advertising rates, which we do not control, are substantially increased by television stations or by other media and we are unable to utilize alternative advertising methods, such increases will have an adverse effect on our business, results from operations and financial condition. Additionally, if advertisers using web-based banner advertising targeted towards our magicJack APP users do not achieve the results they desire or expect and cancel their advertising, our revenues and results of operations may be adversely affected.

Failure to establish and expand strategic alliances could prevent us from executing our business model and adversely affect our growth.

Our success depends on our continued ability to develop strategic relationships with leaders in the retail, telephony, online advertising and online retail industry segments. These relationships enable us to expand our services and products to a larger number of customers; develop and deploy new services and products; enhance the magicJack brand; and generate additional revenue. We may not be able to establish relationships with key participants in the telephony, retail, online advertising and online retail industry segments. Once we have established strategic relationships, we depend on our partner’s ability to generate increased acceptance and use of our services and products. If we lose any of these strategic relationships or if we fail to establish additional relationships, or if strategic relationships fail to benefit us as expected, we may not be able to execute our business plan and our business will suffer.

The market for our services and products is characterized by rapidly changing technology and our success will depend on our ability to enhance our existing service and product offerings and to introduce new services and products on a timely and cost effective basis.

The market for our services and products is characterized by rapidly changing enabling technology, frequent enhancements and evolving industry standards. Our continued success depends on our ability to accurately anticipate the evolution of new products and technologies and to enhance our existing products and services. Historically, several factors have deterred consumers and businesses from using voice over broadband service, including security concerns, inconsistent quality of service, increasing broadband traffic and incompatible software products. If we are unable to continue to address those concerns and foster greater consumer demand for our products and services, our business and results of operations will be adversely affected.

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

In addition, as a result of high chargeback rates or other reasons beyond our control, the credit card companies or issuing bank may terminate their relationship with us, and there are no assurances that we will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if our credit card processor does not assist us in transitioning our business to another credit card processor, or if we were not able to obtain a new credit card processor, the negative impact on our liquidity likely would be significant. The credit card processor may also prohibit us from billing discounts annually or for any other reason. Any increases in our credit card fees could adversely affect our results of operations, particularly if we elect not to raise our service rates to offset the increase. The termination of our ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair our ability to operate our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to maintain high levels of service or address competitive challenges adequately.

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

We consider our customer care to be critically important to acquiring and retaining customers. A portion of our customer care is provided by third parties located in the Philippines. This approach exposes us to the risk that we may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in our customer care caused by disruptions at our third-party facilities may cause us to lose customers, which could adversely affect our revenue and profitability. If our customer base expands rapidly, we may not be able to expand our outsourced customer care operations quickly enough to meet the needs of our customer base, and the quality of our customer care will suffer and our access right renewal rate may decrease. As we broaden our magicJack offerings and our customers build increasingly complex home networking environments, we will face additional challenges in training our customer care staff. We could face a high turnover rate among our customer service providers. We intend to have our customer care provider hire and train customer care representatives in order to meet the needs of our growing customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, we may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect our business and results of operations.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical personnel, including our founder and employees from the companies that we have recently acquired. The replacement of these individuals likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

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

We may incur operating losses in the future, and we have incurred historical operating losses.

We had net losses of $0.8 million and $1.6 million in 2011 and 2010, respectively. We expect to continue to incur significant operating and certain capital expenditures as we increase our sales and marketing activities to expand our customer base and increase our research and development activities as we develop enhanced technologies and features to improve our services, products and offerings, increase our general, administrative and operating functions to support our growing operations, and since some of our activities are in a market with typically long sale cycles (primarily mobile VoIP products). As a result, we will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues we may generate. Our efforts to attract new customers and to provide our current communications applications and services to an increased number of customers may be more expensive than we currently anticipate. If we do not significantly increase revenues after investing in these efforts, our results from operations would be harmed. Having now achieved profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Because of our limited operating history and the early stage of the market for some of our products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition could be adversely affected.

We have experienced, and may continue to experience, significant fluctuations in our quarterly results, which might make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in the market price of our ordinary shares.

Our operating results and other income (expenses) have fluctuated and may continue to fluctuate from period to period for a number of reasons. Due to the past volatility of the markets we operate in or investments we make, we cannot predict the impact on our revenues, results of operations or other income (expense) that any deterioration or other changes in such market may have.

Significant annual and quarterly fluctuations in our results of operations may also be caused by our advertising and marketing activities and, among other factors, the timing and composition of orders from our customers, reduced prices for our products, the economic viability and credit-worthiness of our customers, the collectability of our receivables, the timing of new product announcements and releases of new products by us and by our competitors. Significant annual and quarterly fluctuations in other income (expense) are primarily caused by changes in the underlying value of investments and strategies.

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

Much of the CLEC services that we provide are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. We operate in all fifty states under complex and evolving state and local telecommunications and tax laws that vary from jurisdiction to jurisdiction. Although we believe that certain regulations do not currently apply to us, certain broadband telephone services have also been subjected to significant regulation and may be subjected to additional regulation in the future. Complying with new or clarified telecommunications, broadband telephone service, or tax regulations, and obtaining required permits, licenses or certifications in numerous jurisdictions, can be costly and disruptive to our business. If we fail to comply with applicable regulations, or if those regulations change or are clarified in a manner adverse to us, including in any of the ways described in these risk factors related to regulation, our business and operating results may suffer. Furthermore, new regulations, new laws or other factors may cause us to lose our ability to maintain certain certifications in various states, which could prevent us from providing telephone numbers to our customers. We may, instead, be required to purchase numbers from other CLECs, which would increase our expenses and would negatively impact our results. Moreover, there is no guarantee that we would be able to receive or purchase numbers from other CLECs. In such event, we would not have numbers to offer prospective customers, which would have a significant negative impact on our business.

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

The rates that we charge and are charged by service providers for terminating interstate calls by their customers to customers served by our servers, and for transferring calls by our customers onto other carriers, cannot exceed rates determined by regulatory authorities. State regulatory authorities may, in the future, similarly reduce the baseline rates we charge for intrastate terminating calls. Such federal or state rate reductions, if enacted, could affect our revenues and results of operations.

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

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While we do not believe the FCC’s rules currently apply to our offering, the FCC could, however, clarify or modify its ruling to obligate us to provide E911 services according to its specific requirements. A proposal to broaden those covered by the requirements is currently under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all of customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

The consequences of failure to comply fully with the FCC’s orders currently are unclear. Limitations on our ability to provide E911 service or to comply with changing mandates of the FCC could materially limit our growth and have a material adverse effect on our profitability. FCC rulings could also subject us to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which we interconnect and exchange traffic with other providers and the costs and revenues associated with doing so.

We exchange calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls we exchange originate from and terminate to a customer that uses a broadband Internet connection to access our services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), or if other providers from whom we currently collect compensation for the exchange of such traffic refuse to pay us going forward, we may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, we cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts we collect and/or pay to other providers in connection with the exchange of our traffic.

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

We have a stringent privacy policy covering the information we collect from our customers and have established security features to protect our service. However, our security measures may not prevent security breaches. We may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate our security and gain access to, or otherwise misappropriate, our customers’ personal information or be able to access their telephone calls, it could harm our reputation and, therefore, our business and we could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Internet privacy is a rapidly changing area and we may be subject to future requirements and legislation that are costly to implement and negatively impact our results.

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

RISKS RELATING PRIMARILY TO OUR INCORPORATION IN ISRAEL

Provisions of the Israel Companies Law and anti-takeover provisions in our Articles of Association could have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our ordinary shares.

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

Certain provisions of our Articles of Association, or the Articles, may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our Board of Directors. These provisions include a requirement that most of amendments of our Articles must be approved by the holders of not less than seventy-five percent (75%) of the voting power represented at the meeting in person or by proxy and voting thereon.

The provisions of the Articles and Israeli law could deter or delay potential future merger, acquisition, tender or takeover offers, proxy contests or changes in control or management of the Company, some of which could be deemed by certain shareholders to be in their best interests and which could affect the price some investors are willing to pay for our ordinary shares.

It may be difficult to pursue an action in the U.S. or to enforce a U.S. judgment, including actions or judgments based upon the civil liability provisions of the U.S. federal securities laws, against us and our executive officers and directors, or to assert U.S. securities law claims in Israel.

Certain of our directors are not residents of the United States and certain of their assets and our assets are located outside the United States. Without consent to service of process, additional procedures may be necessary to serve individuals who are not U.S. residents. Therefore, it may be difficult to serve process on those directors who are not U.S. residents in order to commence any lawsuit against them before a U.S. court, including an action based on the civil liability provisions of U.S. federal securities laws.

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

Shareholder Approval of Certain Executive Compensation

Under the Companies Law, arrangements between a public company and a director as to the terms of his office, and an arrangement with a director regarding compensation for non-directorial duties in a public company, require the approval of the compensation committee followed by the approval of the board of directors and the shareholders of the company. Therefore, compensation payable to our executive officers who also serve on our board of directors requires approval of our compensation committee, board of directors and shareholders.

A recent amendment to the Companies Law requires shareholder approval for chief executive officer compensation including (i) the vote of at least a majority of the shares held by shareholders who are not controlling shareholders or have a personal interest in the proposal (shares held by abstaining shareholders shall not be taken into account); or (ii) that the aggregate number of shares voting against the proposal held by such shareholders does not exceed 2% of the Company's voting shareholders ("Special Majority").

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our headquarters are located in Netanya, Israel. We do not own any of our properties. All of our properties, including the properties utilized by our subsidiaries, are leased. The following table contains additional information about our properties:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Netanya, Israel	Executive, administrative offices, technical team and customer service.	6,500	March 2016
West Palm Beach, FL	Executive, administrative offices, customer service management, warehouse and distribution center.	15,000	December 2014
Allen, TX	Technical team and customer service for our telecom products.	2,200	Lease on a month-to-month basis.
Sunnyvale, CA	Research and development for the magicJack, magicJack PLUS and certain related-products.	1,232	October 2014
Franklin, TN	Technology management.	2,000	Lease on a month-to-month basis.

We currently pay a total annual rental amount of approximately $0.3 million for all our facilities. We believe that our facilities are suitable for their purposes and sufficient to support our needs through 2013, and that, if necessary, additional facilities can be secured for our anticipated general corporate needs.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares and Dividend Policy

Our ordinary shares are quoted on the NASDAQ under the symbol “CALL.” The following table sets forth the high and low adjusted closing prices for our ordinary shares as reported on the NASDAQ for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ended December 31, 2012:
Fourth quarter	$24.54	$15.68
Third quarter	$26.75	$18.71
Second quarter	$24.95	$13.64
First quarter	$27.00	$13.12
Year Ended December 31, 2011:
Fourth quarter	$13.87	$10.13
Third quarter	$12.29	$9.51
Second quarter	$13.19	$9.62
First quarter	$12.32	$9.41

On March 31, 2013, the last reported sale price of our ordinary shares on the NASDAQ was $14.00 per share. As of March 31, 2013, there were approximately 179 record holders of our ordinary shares. As of March 31, 2013, approximately 99.1% of our ordinary shares are held in the United States by approximately 159 record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No options were granted during years ended December 31, 2011 and 2012. As of December 31, 2012, there were 11,500 outstanding ordinary share options outstanding with a weighted average exercise price of $3.85 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	11,500	3.85	935,091

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

Issuer Purchases of Equity Securities

Our Board of Directors authorized a stock repurchase program with a total cumulative repurchase authority granted to us of $100 million as of December 31, 2012. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns.

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate. In January 2012, the Board of Directors increased our stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of our ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of our ordinary shares, representing a cumulative repurchase authority granted to us of $100 million as of December 31, 2012. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $88.1 million under our repurchase program through December 31, 2012, and there was $11.9 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. We repurchased 5,953,731 ordinary shares under this program through December 31 2012.

We may purchase call option contracts and may sell put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2012 and 2011, we expended approximately (i) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (ii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011.

The following table shows the monthly activity related to our stock repurchase program for the three months ended December 31, 2012.

Period	Total Number of Shares Purchased *	Average Price Paid per Share **	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
October 1, 2012 - October 31, 2012	200,000	$23.56	200,000	$20,709
November 1, 2012 - November 30, 2012	280,000	$21.86	280,000	$14,588
December 1, 2012 - December 31, 2012	147,000	$17.98	147,000	$11,945
Total	627,000		627,000

* May represent shares acquired as a result of common equity put options being assigned to us, common equity call options being exercised by us, or throught open market purchases.

** After taking into consideration the proceeds from sale of common equity put options contracts that were assigned to us or expired unxercised, as well as the funds used to purchased common equity call options exercised by us during the quarter ended December 31, 2012, we expended approximately $13.5 million during the three months ended December 31, 2012 for repurchases of our ordinary shares. Refer to Note 14, "Treasury Shares and Fair Value Gain on Common Equity Put Options," in the Notes to our consolidated financial statements included in Item 8 herein for further details.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.                      SELECTED FINANCIAL DATA

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2008, 2009, 2010, 2011 and 2012 and for each of the years then ended is derived from our audited consolidated financial statements.

The information presented below is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
	(in thousands, except earnings per share)
Statement of Operations:
Net revenues	$32,589	$116,812	$119,678	$110,450	$158,362
Cost of revenues (1)	27,434	63,109	57,173	51,181	61,325
Gross profit	5,155	53,703	62,505	59,269	97,037
Operating expenses (1)	54,632	78,398	64,798	63,914	53,472
Operating (loss) income	(49,477)	(24,695)	(2,293)	(4,645)	43,565
Interest expense	(982)	(1,180)	(146)	(277)	(411)
Other income (expense), net (2)	(1,314)	3,898	618	4,147	3,736
(Loss) gain on extinguishment of debt	-	(563)	234	-	-
(Loss) income before income taxes	(51,773)	(22,540)	(1,587)	(775)	46,890
Provision (benefit) for income taxes	63	(9)	(32)	61	(8,961)
Net (loss) income	$(51,836)	$(22,531)	$(1,555)	$(836)	$55,851

Loss (income) per ordinary share
Basic (3)	$(3.47)	$(1.31)	$(0.07)	$(0.08)	$2.80
Diluted (3)	$(3.47)	$(1.31)	$(0.07)	$(0.08)	$2.73

Weighted average common ordinary shares outstanding
Basic	14,997	17,598	21,630	23,342	19,916
Diluted	14,997	17,598	21,630	23,342	19,985

Balance Sheet Data:
Cash, cash equivalents and investments	$6,779	$28,401	$47,959	$35,096	$38,349
Total assets	$47,407	$77,009	$114,548	$110,630	$120,767
Property and equipment, net	$2,532	$2,034	$3,771	$2,669	$2,348
Goodwill and other identified intangibles, net	$15,466	$20,598	$39,579	$43,798	$48,440
Total indebtedness, net of discount (4)	$10,695	$4,915	$-	$-	$-
Redeemable ordinary shares (5)	$5,193	$5,764	$8,373	$-	$-
Total capital deficit	$(33,924)	$(49,047)	$(121)	$(26,377)	$(24,770)
Total ordinary shares outstanding, net of treasury shares	13,142	$16,696	$18,152	$21,174	$18,709

Other Data:
Depreciation of property and equipment	$1,010	$1,457	$1,708	$2,076	$538
Amortization of intangible assets	$699	$1,405	$1,238	$2,084	$2,764

(1)
Cost of revenue and operating expenses for fiscal year 2009 include a bonus to employees and outside consultants for services rendered in 2009 of $2.6 million and $23.0 million, respectively. Operating expenses for fiscal year 2010 include a bonus to employees for services rendered in 2010 of $1.0 million. Cost of revenue and operating expenses for fiscal year 2010 also include a bonus to employees and outside consultants for services rendered in 2009 of $0.4 million and $3.9 million, respectively, as a result of the Company’s decision to pay the 2009 bonus in the form of ordinary shares in March 2010. Operating expenses for fiscal year 2011 include a bonus to employees and outside consultants for services rendered in 2011 of $2.5 million. Operating expenses for fiscal year 2012 include a bonus to employees and outside consultants for services rendered in 2012 of $4.0 million.

(2)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income for fiscal year 2007 represents dividend and interest income. Other expense in fiscal year 2008 was primarily related to $1.4 million in losses on investments, partially offset by interest and dividend income of $0.1 million. Other income in fiscal year 2009 was primarily related to $4.3 million in gains on investments and dividend and interest income of $0.7 million, partially offset by a $1.1 million investment advisory fee. Other income in fiscal year 2010 was primarily related to $1.3 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2011 was primarily related to $2.2 million in fair value gain on common equity put options, $1.3 million in interest and dividend income and $0.6 million in gains on investments. Other income in fiscal year 2012 was primarily related to $3.7 million in fair value gain on common equity put options and $0.8 million in interest and dividend income, partially offset by $0.7 million in losses on investments.

(3)
Due to the net losses for the years ended December 31, 2008, 2009, 2010 and 2011, basic and diluted loss per ordinary share for those years was the same, as the effect of potentially dilutive securities was anti-dilutive. Refer to Note 17, “Income (Loss) per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)	Includes current maturities of long-term debt. Refer to Note 10, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details

(5)
In August 2008, we entered into a stock purchase agreement with an unaffiliated multinational entertainment products and services retailer, whereby this retailer purchased 666,668 ordinary shares for $5.0 million. The amounts as of December 31, 2008, 2009 and 2010 represent the estimated redemption value of the ordinary shares held by the aforementioned retailer, which included the greater of (i) the original investment plus 11% accreted dividend per annum, or (ii) the fair market value per ordinary share of the Company at that date. These ordinary shares were repurchased by the Company in 2011. Refer to Note 12, “Redeemable Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

The Company is a cloud communications leader that is the inventor of VoIP, the softphone, the magicJack, the magicJack PLUS and other award winning magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as low as $20 a year for an access right to access our servers, and our customers then continue to have the ability to obtain free telephone services. The Company now provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

We are a vertically integrated group of companies. We own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. We also wholesale telephone service to VoIP providers and telecommunication carriers.

Our strategy since 2007 has been to vertically integrate our technology, design and suppliers, and we have completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a PSTN. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with U.S. GAAP, and are the basis for the discussion and analysis of our results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We prepare our consolidated financial statements on the basis of being a single reporting entity. Over 90% of our revenues in the years ended December 31, 2012, 2011 and 2010 were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $131.9 million, $87.9 million and $92.8 million the years ended December 31, 2012, 2011 and 2010, respectively. We also provide our customers the ability to make prepaid calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $15.5 million, $11.6 million and $10.5 million for years ended December 31, 2012, 2011 and 2010, respectively. In February 2012, we made an operational change which allowed us to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, our diluted earnings per ordinary share for the year ended December 31, 2012 were increased by approximately $0.15 per ordinary share.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income tax valuation allowance (and related matters), the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

REVENUE RECOGNITION

Revenues consists of revenue from sales of the magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, access rights fees, fees charged for shipping the magicJack and magicJack PLUS, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges for telecommunication usage, sales of telecommunications hardware, software and related services. Revenue is recorded net of sales returns and allowances.

magicJack and magicJack PLUS Revenue

We recognize revenues from sales and shipping of direct sales of the magicJack and magicJack PLUS over the period associated with the initial 12-month access right period. Customers may purchase access rights for continued use of our software to access our servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack or magicJack PLUS unit. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the year ended December 31, 2010, 2011 and 2012, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on our servers, and wholesaling telephone service to VoIP providers and telecommunication carriers. We have estimated and provided allowances for billing adjustments of access charges to carrier customers.

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

We assess our income tax positions for uncertainty and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those uncertain tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained but possibly subject to adjustment by the relevant taxing authority, we have recorded the largest amount of tax benefit that management believes may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those uncertain income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements. The Company has not granted stock options since 2010. The number and value of options granted in 2010 were not material. Since 2010, the Company's stock based compensation has been in the form of ordinary shares. Refer to Note 13, “Ordinary Shares,” and Note 15, "Ordinary Share Options," in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The consolidated statements of operations below have been expanded to show the composition of our operating revenue and cost of revenues items to enable a more meaningful discussion of our operations.

	Year ended December 31,			2012 Compared to		2011 Compared to
	2012	2011	2010	2011		2010
Net Revenues
Sale of magicJack and magicJack PLUS	$73,813	$44,552	$65,025	$29,261	65.7%	$(20,473)	(31.5	) %
Access right renewals	43,853	36,546	21,598	7,307	20.0	14,948	69.2
Shipping and handling	5,596	2,158	3,555	3,438	159.3	(1,397)	(39.3)
magicJack-related products	8,626	4,596	2,586	4,030	87.7	2,010	77.7
Prepaid minutes	15,500	11,634	10,542	3,866	33.2	1,092	10.4
Access and wholesale charges	9,124	3,607	8,993	5,517	153.0	(5,386)	(59.9)
Other	1,850	7,357	7,379	(5,507)	(74.9)	(22)	(0.3)
Total Net Revenue	158,362	110,450	119,678	47,912	43.4	(9,228)	(7.7)

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	23,792	12,944	17,210	10,848	83.8	(4,266)	(24.8)
Shipping and handling	2,539	2,499	1,770	40	1.6	729	41.2
Credit card processing fees	3,204	2,424	3,595	780	32.2	(1,171)	(32.6)
Network and carrier charges	27,948	27,847	29,052	101	0.4	(1,205)	(4.1)
Other	3,842	5,467	5,546	(1,625)	(29.7)	(79)	(1.4)
Total Cost of Revenues	61,325	51,181	57,173	10,144	19.8	(5,992)	(10.5)

Gross Profit	97,037	59,269	62,505	37,768	63.7	(3,236)	(5.2)

Operating expenses:
Advertising	23,181	32,148	32,162	(8,967)	(27.9)	(14)	(0.0)
General and administrative	27,697	29,050	28,645	(1,353)	(4.7)	405	1.4
Research and development	2,594	2,716	3,991	(122)	(4.5)	(1,275)	(31.9)
Total operating expenses	53,472	63,914	64,798	(10,442)	(16.3)	(884)	(1.4)
Operating income (loss)	43,565	(4,645)	(2,293)	48,210	1,037.9	(2,352)	(102.6)

Other income (expense):
(Losses) gains on investments	(738)	649	(694)	(1,387)	*	1,343	*
Interest and dividend income	783	1,271	1,283	(488)	*	(12)	*
Interest expense	(411)	(277)	(146)	(134)	48.4	(131)	89.7
Fair value gain on common equity put options	3,650	2,192	-	1,458	*	2,192	*
Gain on extinguishment of debt	-	-	234	-	*	(234)	*
Other income, net	41	35	29	6	*	6	*
Total other (expense) income	3,325	3,870	706	(545)	(14.1)	3,164	448.2
Income (loss) before income taxes	46,890	(775)	(1,587)	47,665	*	812	51.2
Income tax (benefit) expense	(8,961)	61	(32)	(9,022)	*	93	*
Net income (loss)	55,851	(836)	(1,555)	56,687	*	719	*
Dividends on redeemable ordinary shares	-	(955)	-	955	*	(955)
Net income (loss) attributable to							*
ordinary shareholders	$55,851	$(1,791)	$(1,555)	$57,642	*	$(236)	*
Income (loss) per ordinary share:
Basic	$2.80	$(0.08)	$(0.07)	$2.88	*	$(0.01)	*
Diluted	$2.73	$(0.08)	$(0.07)	$2.81	*	$(0.01)	*

* - Not meaningful.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Net Revenues

Total net revenue was $158.4 million and $110.5 million for the years ended December 31, 2012 and 2011, respectively, representing an increase of $47.9 million, or 43.4%. The increases in the components of net revenues were primarily attributable to the following:

•
a $29.3 million combined increase in revenues recognized for the sale of the magicJack and magicJack PLUS, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, (ii) higher average unit prices of magicJack PLUS units, and (iii) a higher proportionate number of magicJack PLUS units being sold directly to consumers at retail prices as opposed to the number of units sold to retailers and distributors at wholesale prices;

•	a $7.3 million increase in renewal revenues primarily as a result of the impact of price increases effective in early 2012;

•	a $4.0 million increase in the sale of magicJack-related products, primarily driven by the increase in porting fees;

•
a $3.9 million increase in revenues from prepaid minutes primarily as a result of the Company making an operational change in February 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•	a $3.4 million increase in shipping and handling revenues primarily as a result of the Company commencing to sell the magicJack PLUS in September 2011; and

•	a $5.5 million increase in revenues from access and wholesale charges.

These increases in components of net revenue were partially offset by a $5.5 million decrease in non-core other revenues as a result of reduced sales of telecommunications hardware and our proprietary software as we discontinued efforts to acquire new customers for such products in order to focus on our internal needs.

In the years ended December 31, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 59% and 57%, respectively, of sales of all magicJack units sold. For the same periods, direct sales represented approximately 41% and 43%, respectively, of magicJack units sold.

For years ended December 31, 2012 and 2011, no retailer accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $61.3 million and $51.2 million for the years ended December 31, 2012 and 2011, respectively, representing an increase of $10.1 million, or 19.8%. This increase in cost of revenues was primarily attributable to: (i) $11.7 million increase driven by a higher number of magicJack PLUS units sold with a higher unit cost, (ii) shipping and handling cost and credit card processing fees primarily as a result of an increase in direct sales of the magicJack PLUS units in 2012, and (iii) a $2.6 million increase in write-offs of obsolete raw materials inventory.

The cost of other revenues decreased by $1.6 million primarily due to: (i) a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products, and (ii) a reduction in depreciation expense resulting from a change in estimated useful lives of certain servers effective January 1, 2012, offset in part by higher amortization expense as a result of certain intangible assets being purchased in 2012.

Operating Expenses

Total operating expenses was $53.5 million and $63.9 million for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $10.4 million, or 16.3%. This decrease in operating expenses was primarily due to: (i) a $9.0 million decrease in advertising-related expense driven by a reduction in long-form advertising and sponsorship-related expenses, (ii) a $1.4 million decrease in general and administrative expenses resulting from a $2.2 million decrease in legal expenses as a result of fewer legal cases, offset in part by higher personnel related costs primarily as a result of higher bonuses to employees and outside consultants in 2012 because of successful 2012 results.

We believe we will be able to reduce legal expenses related to collection efforts and litigation in future periods due to: (i) certain upcoming expected legal settlements, and (ii) more certainty for rules regarding billing and collections of access charges as a result of the FCC Order of November 18, 2011.

Our combined advertising-related expenses decreased by approximately 27.9% for the year ended December 31, 2012 as compared to December 31, 2011 because the legacy value of our short and long-form advertising did not require continued reinforcement. Our combined advertising-related expenses remained flat for the both the years ended December 31, 2011 and 2010. Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income

Total other income was $3.3 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively, representing a decrease of approximately $0.6 million. This decrease in other income was due to changes in the item discussed below.

           Fair Value Gain on Common Equity Put Options

Fair value gain on common equity put options for years ended December 31, 2012 and 2011 was $3.7 million and $2.2 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax (benefit) expense was $(9.0) million and $61 thousand for the years ended December 31, 2012 and 2011, respectively. The principal components of our income taxes for the years ended December 31, 2012 and 2011 are the following (in thousands):

	Year Ended December 31,
	2012	2011

Income (loss) before taxes	$46,890	$(775)
Income tax (benefit) expense	(8,961)	61
Effective income tax rate	(19.11)%	(7.88)%

We have had low income taxes because of the offset of operating loss carryovers from earlier years of operation against income (loss) before income taxes. We recorded an income tax benefit of $9.0 million for the year ended December 31, 2012, primarily related to the release of $10.9 million of our valuation allowance in the fourth quarter of 2012. As of December 31, 2011, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During the fourth quarter of 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating future taxable income. Accordingly, we released a portion of our valuation allowance in the fourth quarter of 2012. Going forward, we expect that our effective tax rate will increase in the future. The actual amount of the effective tax rate in the future will be affected by various factors, including our future profitability and the realization of previously unrecognized deferred tax assets recovered from future taxable income. We will review our deferred tax valuation allowance on a quarterly basis. Refer to Note 16, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details, as well as a reconciliation of the statutory tax rate to our effective tax rate.

Net Income (Loss) Attributable to Ordinary Shareholders and Income (Loss) Per Share

As a result of the foregoing items, net income (loss) attributable to ordinary shareholders increased to $55.9 million in 2012 as compared to ($1.8) million in 2011. Income (loss) per diluted share attributable to ordinary shareholders increased to $2.73 per ordinary share in 2012 as compared to ($0.08) per ordinary share in 2011 as a result of increased profitability in 2012 and a decrease of approximately 3.3 million (or 14%) in the weighted average number of ordinary shares outstanding in 2012 as compared to 2011 due to our share repurchase program.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Net Revenues

Total net revenue was $110.5 million and $119.7 million for the years ended December 31, 2011 and 2010, respectively, representing a decrease of $9.2 million, or 7.7%. This decrease in the components of net revenues was primarily attributable to the following:

•
a $20.5 million combined decrease in revenues recognized from the sale of the magicJack, primarily as a result of: (i) sale of fewer magicJack units in 2011, and (ii) and lower average unit price due to a higher percentage of magicJack units being sold to retailers and distributors at wholesale prices, offset in part by the commencement of recognition of revenues on sales of magicJack PLUS units during the fourth quarter of 2011;

•
a $5.4 million net decrease in access revenue as a result of the Company increasing the provision for billing adjustments, primarily as a result of the FCC November 18, 2011 Order, offset by an increase in revenues from the sale of access to our servers and wholesale of VoIP services;” and

•	a $1.4 million decrease in shipping and handling revenues primarily as a result of fewer magicJack units sold directly to consumers.

These decreases in the components of net revenue were partially offset by the following:

•	a $14.9 million increase in access right renewal revenues as a result of the continued increase in the number of active customers beyond their first year of service;

•	a $2.0 million increase in the sale of magicJack-related products, primarily driven by an increase in the sale of Canadian numbers and porting fees; and

•	a $1.1 million increase in revenues from prepaid minutes as a result of an increase in the number of customers purchasing these services, which resulted in higher usage of prepaid minutes.

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

Cost of Revenues

Total cost of revenues was $51.2 million and $57.2 million for the years ended December 31, 2011 and 2010, respectively, representing a decrease of $6.0 million, or 10.5%. This decrease in cost of revenues was primarily attributable to the following:

•
a $6.3 million combined decrease in the recognized cost of magicJack and magicJack PLUS units sold, and a decline in credit card processing fees resulting from the decrease in magicJack units sold on a direct basis; and

•	lower network and carrier charges due to better rates from telecommunication carriers.

These decreases in cost of revenues were partially offset by: (i) a $0.8 million write-off of obsolete inventory items, included in cost of magicJack and magicJack PLUS sold, (ii) and increase in shipping and handling costs as a result of higher shipping unit costs, and (iii) higher amortization expense for intangible assets.

Operating Expenses

Total operating expenses was $63.9 million and $64.8 million for years ended December 31, 2011 and 2010, respectively, representing a decrease of $0.9 million, or 1.4%. This decrease in operating expenses was primarily due to a $1.3 million decrease in research and development expenses as a result of lower personnel-related costs driven by reduced headcount, partially offset by a $0.4 million increase in general and administrative expenses primarily as a result of: (i) a $1.0 million increase in litigation expenses, and (ii) inclusion of a full year of VocalTec expenses in 2011 as compared to less than six months in 2010. These increases in general and administrative expenses were offset in part by: (i) lower personnel related-costs allocated to general and administrative expenses as a result of reduced number of personnel, and (ii) reduced accounting related fees.

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

Fair Value Gain on Common Equity Put Options

Fair value gain on common equity put options for year ended December 31, 2011 was $2.2 million, as compared to $0 for the year ended December 31, 2010. In 2011, we sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchases.

Income Taxes

Total income tax expense (benefit) was $61 thousand and ($32) thousand for the years ended December 31, 2011 and 2010, respectively. We have low income taxes because of the offset of operating loss carryovers from our earlier years of operation against income before income taxes. Refer to Note 16, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details as well as a reconciliation of the statutory tax rate to our effective tax rate.

Net Loss Attributable to Ordinary Shareholders and Loss Per Share

As a result of the foregoing items, net loss attributable to ordinary shareholders increased to $1.8 million in 2011 as compared to $1.6 million in 2010. Loss attributable to ordinary shareholders per diluted share increased to $0.08 per ordinary share in 2010 as compared to $0.07 per ordinary share in 2010 as a result of a decrease of approximately 1.7 million (or 8%) in the weighted average number of ordinary shares outstanding in 2011 as compared to 2010 due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of December 31, 2012, we had cash and cash equivalents of $19.0 million, available-for-sale marketable securities of $19.4 million and accounts receivables of $6.0 million. Our accounts payable at December 31, 2012 was $3.7 million.

During the year ended December 31, 2012, we generated positive operating cash flows of $65.3 million, as compared to $25.3 million for year ended December 31, 2011. The $39.9 million increase was primarily attributable to increased profitability. Net income was $55.9 million for the year ended December 31, 2012 as compared to a $0.8 million net loss for the year ended December 31, 2011. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $65.3 million, $25.3 million and $23.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, net cash provided by operating activities was primarily attributable to: (i) $55.9 million net income, (ii) $2.4 million in non-cash items consisting of a $8.9 million provision for billing adjustments as a result of the aforementioned FCC Order of November 18, 2011, $3.3 million for depreciation and amortization expense, $3.2 million in share-based compensation related primarily to bonuses, $0.7 million loss on investments, offset in part by $10.9 million deferred income tax benefit and $3.7 million fair value gains on common equity put options, (iii) $7.4 million increase in deferred revenues attributable to strong sales of access right renewals, (iv) a $3.3 million decrease in inventories as a result of the Company writing off approximately $3.5 million in excess components considered obsolete due to starting to manufacture a new product, (v) a $3.7 million increase in accrued expenses and other current liabilities, which include outstanding common equity put option contracts sold in connection to our share repurchase program. These items were partially offset by a $3.2 million decrease in accounts payable.

During the year ended December 31, 2011, net cash provided by operating activities was primarily attributable to: (i) $20.6 million in non-cash expenses primarily as a result of a $16.2 million provision for billing adjustments as a result of the aforementioned FCC Order of November 18, 2011, $4.2 million for depreciation and amortization expense and $2.4 million in share-based compensation related primarily to bonuses paid in ordinary shares of the Company, (ii) a $25.6 million increase in deferred revenues attributable primarily to strong initial sales of the magicJack PLUS and access right renewals, and (iii) a $4.3 million increase in accounts payable primarily due to timing of payments to our vendors. These items were partially offset by: (i) a $14.9 million increase in accounts receivable primarily due to the strong sales of the magicJack PLUS to retailers in late 2011 and low collections associated with access fees charged to other carriers, (ii) a $5.7 million increase in inventories as a result of the Company building up inventory for the magicJack PLUS, which we started selling in September 2011, (iii) a $1.9 million increase in deferred costs, and (iv) a $2.2 million decrease in accrued expenses and other current liabilities as a result of the 2010 bonuses being paid out in early 2011.

During the year ended December 31, 2010, net cash provided by operating activities was primarily attributable to: (i) $15.5 million in non-cash expenses primarily as a result of a $6.7 million provision for billing adjustments, as well as $5.1 million in share-based compensation related primarily to an increase in the fair value of stock issued in March 2010 for the 2009 bonus and $2.9 million for depreciation and amortization expense, (ii) a $13.4 million increase in deferred revenues attributable primarily to the increase in sale of access right renewals, (iii) a $3.2 million decrease in deferred costs, and (iv) a $1.7 million decrease in deposits and other current assets primarily due to timing of payments and usage of prepaid services. These items were partially offset by: (i) a $7.3 million increase in accounts receivable primarily due to timing of receipts from our customers and a $3.7 million decrease in accounts payable primarily due to timing of payments to our vendors, and (ii) a $1.6 million net loss.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was ($4.7) million, ($9.0) million, and 0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Net cash used in investing activities during the year ended December 31, 2012 was primarily attributable to: (i) $5.7 million used to purchase certain intangible assets and (ii) $0.2 million for purchases of property and equipment. These items were partially offset by $1.3 million net proceeds from sale of investments.

Net cash used in investing activities during the year ended December 31, 2011 was primarily attributable to: (i) $6.5 million net purchase of investments, (ii) $1.5 million primarily due to the first of five installment payments for the purchase of certain intangible assets, and (iii) $1.0 million for purchases of property and equipment, primarily comprised of servers.

Net cash provided by investing activities during the year ended December 31, 2010 was primarily attributable to $7.8 million in cash acquired as part of the 2010 business combination, partially offset by $4.0 million net purchase of investments, $2.6 million used for purchases of property and equipment, $0.9 million net cash used for the acquisition of Dialmaxx, and $0.1 million used for acquisition of intangible assets.

Cash Flow –Financing Activities

Net cash used in financing activities was $54.6 million, 32.0 million and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Net cash used in financing activities during the year ended December 31, 2012 primarily consisted of: (i) $66.5 million in cash used to purchase treasury stock as part of our share repurchase program and (ii) payment of $1.5 million for the second of five installment payments for the purchase of certain intangible assets in 2011. These items we partially offset by: (i) $12.2 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.2 million in cash received from the exercise of ordinary share options.

Net cash used in financing activities during the year ended December 31, 2011 primarily consisted of: (i) $28.2 million in cash used to purchase treasury stock as part of our share repurchase program and (ii) $8.7 million paid for the redemption of 566,668 redeemable ordinary shares from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction as described in Note 12, “Redeemable Ordinary Shares,” in Item 8 herein. These items we partially offset by: (i) $3.1 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $1.8 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our share repurchase program.

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

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program with a total cumulative repurchase authority granted to us of $100 million as of December 31, 2012. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns.

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum of $100 million. In January 2012, the Board of Directors increased our stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of our ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of our ordinary shares, representing a cumulative repurchase authority granted to us of $100 million as of December 31, 2012. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $88.1 million under our repurchase program through December 31, 2012. At December 31, 2012, there was $11.9 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

We may purchase call option contracts and may sell put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2012 and 2011, we expended approximately (i) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (ii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011.

At December 31, 2012, we had outstanding put option contracts covering the purchase of 190,000 ordinary shares for $5.7 million, which represents our maximum exposure. We received $2.4 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of December 31, 2012, we would have purchased these shares at an average price of $17.25 per share. At December 31, 2012 the closing price of our ordinary shares on NASDAQ was $18.20 per share. All put option contracts outstanding as of December 31, 2012 were subsequently assigned to us. As of April 2, 2013, there were no put option contracts outstanding.

Other Liabilities

In April 2010, the Company retired its then outstanding indebtedness, which was comprised of a note payable due January 2011, totaling $4.9 million. As of December 31, 2012, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make three non-interest bearing future annual payments of $1.5 million beginning May 31, 2013. The liability for such payments has been discounted at a rate of 10% to a net present value of $3.9 million and $5.0 million at December 31, 2012 and 2011, respectively. Refer to Note 10, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that our aggregate contractual obligations as of December 31, 2012 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Intangible assets purchased	$4,500	$1,500	$3,000	$-	$-
Operating lease obligations	$646	$299	$322	$25	$-
Accrued severance pay *	$293	$-	$-	$-	$293
Uncertain tax positions	$494	$494	$-	$-	$-
Total contractual obligations	$5,933	$2,293	$3,322	$25	$293

* As of December 31, 2012, we had $0.2 million in severance pay funds in reserve to settle such liabilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of December 31, 2012.

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

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to attempt to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At December 31, 2012, we had outstanding put option contracts covering the purchase of 190,000 ordinary shares for $5.7 million. We received $2.4 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of December 31, 2012, we would have purchased these shares at an average price of $17.25 per share. At December 31, 2012 the closing price of our ordinary shares on NASDAQ was $18.20 per share.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital deficit and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 2, 2013 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

April 2, 2013

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$18,959	$12,961
Marketable securities, at fair value	19,390	22,135
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $20,498 and $24,813, respectively	6,004	8,786
Inventories	5,340	8,676
Deferred costs	7,066	8,550
Deferred tax assets, current	1,114	-
Deposits and other current assets	1,411	1,796
Total current assets	59,284	62,904

Property and equipment, net	2,348	2,669
Intangible assets, net	16,136	11,494
Goodwill	32,304	32,304
Deferred tax assets, non-current	9,831	-
Deposits and other non-current assets	864	1,259
Total assets	$120,767	$110,630
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$3,651	$6,845
Accrued expenses and other current liabilities	13,569	8,109
Deferred revenue, current portion	67,038	71,691
Total current liabilities	84,258	86,645

Deferred revenue, net of current portion	58,165	46,143
Other non-current liabilities	3,114	4,219
Total liabilities	145,537	137,007

Commitments and contingencies (Note 11)
Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized; 24,728 and 24,344
shares issued and outstanding at December 31, 2012 and 2011, respectively	108,048	104,630
Additional paid-in capital	1,729	497
Accumulated other comprehensive loss	(1,494)	(783)
Treasury stock (6,018 and 3,170 shares at December 31, 2012 and 2011, respectively)	(93,541)	(35,358)
Accumulated deficit	(39,512)	(95,363)
Total capital deficit	(24,770)	(26,377)
Total liabilities and capital deficit	$120,767	$110,630

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2012	2011	2010

Net revenues	$158,362	$110,450	$119,678
Cost of revenues	61,325	51,181	57,173
Gross profit	97,037	59,269	62,505

Operating expenses:
Advertising	23,181	32,148	32,162
General and administrative	27,697	29,050	28,645
Research and development	2,594	2,716	3,991
Total operating expenses	53,472	63,914	64,798
Operating income (loss)	43,565	(4,645)	(2,293)

Other income (expense):
(Losses) gains on investments	(738)	649	(694)
Interest and dividend income	783	1,271	1,283
Interest expense	(411)	(277)	(146)
Fair value gain on common equity put options	3,650	2,192	-
Other income, net	41	35	263
Total other income	3,325	3,870	706
Income (loss) before income taxes	46,890	(775)	(1,587)
Income tax (benefit) expense	(8,961)	61	(32)
Net income (loss)	55,851	(836)	(1,555)
Dividends on redeemable ordinary shares	-	(955)	-
Net income (loss) attributable to ordinary shareholders	$55,851	$(1,791)	$(1,555)

Income (loss) per ordinary share:
Basic	$2.80	$(0.08)	$(0.07)
Diluted	$2.73	$(0.08)	$(0.07)

Weighted average ordinary shares outstanding:
Basic	19,916	23,342	21,630
Diluted	19,985	23,342	21,630

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$55,851	$(836)	$(1,555)
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable securities
to realized (loss) gain on investments	783	257	278
Net unrealized (loss) gain on marketable securities	(1,494)	(2,029)	681
Comprehensive income (loss)	$55,140	$(2,608)	$(596)

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury Stock		Accumulated	Total Capital
	Number	Amount	Capital	Income (Loss)	Number	Amount	Deficit	Deficit
Balance, January 1, 2010	17,486	$1,472	$42,423	$30	-	$-	$(92,972)	$(49,047)

Issuance of ordinary shares, net of $100 in costs	2,890	243	21,329	-	-	-	-	21,572
Exercise of ordinary share options	4	-	28	-	-	-	-	28
Share based compensation	80	7	5,068	-	-	-	-	5,075
Equivalent shares issued in connection with the
merger with VocalTec	2,352	198	23,078	-	-	-	-	23,276
Issuance of ordinary shares for acquisition of
Dialmaxx	100	9	1,612					1,621
Purchase of treasury stock	-	-	-	-	(6)	(81)	-	(81)
Contributed services	-	-	75	-	-	-	-	75
Unrealized gain on marketable securities	-	-	-	959	-	-	-	959
Adjustment of redemption value of redeemable
ordinary shares	-	-	(2,609)	-	-	-	-	(2,609)
Change to no-par value ordinary shares	-	89,033	(89,033)	-	-	-	-	-
Sale of ordinary shares	40	565	-	-	-	-	-	565
Net loss	-	-	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2010	22,952	$91,527	$1,971	$989	(6)	$(81)	$(94,527)	$(121)

Exercise of ordinary share options	532	1,774	-	-	-	-	-	1,774
Share based compensation	193	2,223	224	-	-	-	-	2,447
Purchase of treasury stock	-	-	-	-	(2,597)	(27,537)	-	(27,537)
Contributed services	-	-	75	-	-	-	-	75
Reclassification of redeemable ordinary shares	100	1,366	-	-	-	-	-	1,366
Redemption of redeemable ordinary shares	567	7,740	(955)	-	(567)	(7,740)	-	(955)
Outstanding common equity call options	-	-	(85)	-	-	-	-	(85)
Unrealized loss on marketable securities	-	-	-	(1,772)	-	-	-	(1,772)
Adjustment of redemption value of redeemable
ordinary shares	-	-	(733)	-	-	-	-	(733)
Net loss	-	-	-	-	-	-	(836)	(836)
Balance, December 31, 2011	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	270	1,230	-	-	-	-	-	1,230
Share based compensation	29	531	651	-	133	2,008	-	3,190
Ordinary shares issued for purchase of
intangible assets	85	1,657	-	-	-	-	-	1,657
Purchase of treasury stock	-	-	487	-	(2,990)	(60,327)	-	(59,840)
Contributed services	-	-	94	-	9	136	-	230
Unrealized loss on marketable securities	-	-	-	(711)	-	-	-	(711)
Net income	-	-	-	-	-	-	55,851	55,851
Balance, December 31, 2012	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$55,851	$(836)	$(1,555)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	9,148	16,434	6,701
Share-based compensation	3,190	2,447	5,075
Depreciation and amortization	3,302	4,160	2,946
Deferred income tax (benefit) provision	(10,945)	93	187
Interest expense - non-cash	411	277	85
Loss (gain) on investments	738	(649)	694
Fair value gain on common equity put options	(3,650)	(2,192)	-
Contributed services	230	75	75
Other non-cash items	-	-	(234)
Decrease (increase) in operating assets:
Accounts receivable	(6,366)	(14,884)	(7,319)
Inventories	3,336	(5,668)	702
Deferred costs	1,484	(1,935)	3,220
Deposits and other current assets	385	(184)	1,695
Deposits and other non-current assets	324	587	(319)
Increase (decrease) in operating liabilities:
Accounts payable	(3,194)	4,255	(3,722)
Accrued expenses and other current liabilities	3,665	(2,207)	2,148
Deferred revenue	7,369	25,626	13,392
Other non-current liabilities	(16)	(69)	(409)
Net cash provided by operating activities	65,262	25,330	23,362

Cash flows from investing activities:
Purchases of investments	(129,166)	(34,710)	(43,860)
Proceeds from sales of investments	130,462	28,192	39,860
Purchases of property and equipment	(217)	(974)	(2,647)
Acquisition of Dialmaxx, net of $76 cash acquired	-	-	(924)
Merger with VocalTec	-	-	7,777
Acquisition of intangible assets	(5,749)	(1,548)	(61)
Net cash (used in) provided by investing activities	(4,670)	(9,040)	145

Cash flows from financing activities:
Proceeds from sale of ordinary shares, net of issuance costs	-	-	565
Repayment of debt	-	-	(4,766)
Repurchase of ordinary shares to settle bonus withholding liability	-	-	(3,960)
Purchase of treasury stock	(66,509)	(28,182)	(81)
Redemption of redeemable ordinary shares	-	(8,695)	-
Proceeds from sale of common equity put options	12,185	3,146	-
Proceeds from exercise of ordinary share options	1,230	1,774	28
Payment of other non-curent liabilities	(1,500)	-	-
Net cash used in financing activities	(54,594)	(31,957)	(8,214)
Net increase (decrease) in cash and cash equivalents	5,998	(15,667)	15,293
Cash and cash equivalents, beginning of year	12,961	28,628	13,335
Cash and cash equivalents, end of year	$18,959	$12,961	$28,628

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Supplemental disclosures:
Interest paid	$-	$-	$516
Income taxes paid	$5	$17	$29
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$-	$-	$184
Ordinary shares issued for acqusition of Dialmaxx	$-	$-	$1,621
Warrants and vested options assumed, and ordinary
shares issued for 2010 business combination	$-	$-	$23,276
Reclassification of redeemable ordinary shares to
ordinary shares	$-	$1,366	$-
Ordinary shares issued for purchase of intangible assets	$1,657	$-	$-
Intangible assets (acquired through financing)	$-	$4,795	$-
Adjustment to redemption value of redeemable
ordinary shares	$-	$733	$2,609

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –MERGER, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Merger

On July 16, 2010, VocalTec Communications Ltd. (“VocalTec”), an Israeli public company listed on NASDAQ, entered into and consummated a Merger Agreement (the “Merger Agreement”) with YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), which is located in the United States. Under the terms of the Merger Agreement, each share of YMax common stock outstanding immediately prior to the consummation of the 2010 business combination was cancelled. YMax shareholders received 21,125,790 shares of VocalTec in total, representing in the aggregate approximately 90% of the outstanding shares of the Combined Company after the transaction. As a result, this transaction was accounted for as a reverse acquisition and YMax was the accounting acquirer. VocalTec became the continuing legal entity and parent, and YMax became a wholly owned subsidiary of VocalTec. At the April 28, 2011 shareholder meeting, the shareholders approved a change in the company’s name to magicJack VocalTec Ltd. (which including its consolidated subsidiaries, is also referred to as the “Company,” “We,” or “magicJack VocalTec”). The Company’s name changed following approval of the new name by the Israeli Registrar of Companies on May 15, 2011.

Description of Business

The Company is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone, the magicJack, the magicJack PLUS and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges as low as $20 a year for a right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company now provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. The Company intends to soon expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property rights pending and proprietary technologies. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company's strategy since 2007 has been to vertically integrate its technology, design and suppliers, and it has completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, the Company began promoting a the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel.

Basis of Presentation

The Company's consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”). References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company's functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which the Company's consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in the Company's consolidated financial statements in the period they occur.

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the years ended December 31, 2012, 2011 and 2010 were from sales to customers located in the United States.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc. (“SJ Labs”), Tiger Jet Network, Inc. (“TigerJet”), VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods consolidated financial statement amounts to conform to the current presentation.

NOTE 2 – 2010 BUSINESS COMBINATION

VocalTec is the inventor of VoIP and the softphone.

The acquisition of VocalTec’s intellectual property rights and technology and employees were drivers behind the 2010 business combination. As a result of the 2010 business combination, the Company gained royalty-free access to all VocalTec’s intellectual property rights and related technology. The historical financial statements of the Company give retroactive effect to the name change and recapitalization of the Company as if the ordinary shares issued to YMax shareholders in the 2010 business combination were outstanding for all periods presented.

The 2010 business combination has been accounted for as an acquisition of the net assets of VocalTec by YMax for total consideration of $23.3 million, including: (i) 2,346,586 ordinary shares held by the existing VocalTec shareholders at the time of the 2010 business combination at the estimated fair value, using the quoted market price, of the VocalTec stock of $8.25 on July 16, 2010, totaling $19.4 million, and (ii) 766,292 vested options and 729,620 warrants to purchase VocalTec ordinary shares valued at $3.9 million using a Black-Scholes option pricing model. The ordinary shares held by VocalTec shareholders and the results of VocalTec’s operations are included in the Company’s consolidated statements of operations from the date of the 2010 business combination. Acquisition costs of $1.1 million were expensed as incurred and included in general and administrative expenses for the year ended December 31, 2010.

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

The following unaudited pro forma condensed combined financial information does not reflect any cost savings or other synergies that the combined company may achieve as a result of the 2010 business combination, the costs to integrate the operations of VocalTec and YMax, or the costs necessary to achieve these cost savings and other synergies. The unaudited pro forma combined revenues, net loss and net loss per share for the year ended December 31, 2010 for VocalTec and YMax, giving effect to the 2010 business combination as if it had occurred on January 1, 2010 are as follows (in thousands):

Year Ended
December 31,
2010
(Unaudited)
Revenues	$123,646
Net loss	$(5,611)

Loss per ordinary share - Basic and Diluted	$(0.25)

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income tax valuation allowance (and related matters), the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options, income taxes and estimates of likely outcomes related to certain contingent liabilities.

The Company evaluates its estimates on an ongoing basis. The Company's estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that it believes to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from the Company's estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and lower net income.

Business Combinations and Acquisitions

The Company allocates the purchase price of an acquired business, on a preliminary basis, to the identified assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Purchase price allocations are considered preliminary until the Company has obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Revisions to preliminary purchase price allocations, if any, are reflected retrospectively. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized from the date of acquisition.

Revenues

Revenue consists of revenue from sales of magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack, domestic and international calling using prepaid minutes, Access charges to other carriers and other miscellaneous charges for telecommunication usage, sales of telecommunications hardware, software and related services. Revenue is recorded net of sales returns and allowances.

Revenue Recognition

magicJack and magicJack PLUS Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack and magicJack PLUS over the period associated with the initial 12-month access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack or and magicJack PLUS unit. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged. Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2012, 2011 and 2010, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $8.9 million, $16.2 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack and magicJack PLUS units and sales of telecommunication service agreements received in advance of revenue recognition. The Company bills and collects in advance for magicJack and magicJack PLUS units, which include the access right for the software to access its servers for one year in order to obtain free domestic local and long distance broadband telephone service. The Company also bills for extended service agreements. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

Cost of Revenues

Cost of revenues includes direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, servers maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack and magicJack PLUS units are deferred on shipment and charged to cost of sales ratably over the one year initial access right period. Deferred costs are included in current assets in the Company’s consolidated balance sheets.

Direct costs of purchased telecommunications hardware are charged to cost of sales as products are delivered and the related sale is recognized. Direct costs associated with software development until the technological feasibility has been established, modifications to customer specifications, warranty and maintenance service, and upgrades are charged to expense as incurred. All telecommunication hardware is provided by third-party original equipment manufacturers, which also provide the products’ warranties. The Company does not support or enhance these warranties.

Costs incurred for shipping and handling and credit card charges are included in cost of sales and are expensed as incurred. Costs for shipping and handling and credit card charges were $5.7 million, $4.9 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Expenses

Advertising expenses of $23.2 million, $32.1 million and $32.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, consist primarily of television infomercials and commercials, Internet advertising and print advertising. Advertising costs are expensed when incurred.

Research and Development Expenses

The Company’s research and development activities are driven by the founders of the Company and acquired companies and consist primarily of the design and development of its proprietary software used in the magicJack, magicJack PLUS, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development costs. Research and development expenses were $2.6 million, $2.7 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings per Ordinary Share

Net Income (loss) per share attributable to the Company’s shareholders – basic, is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income (loss) per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock.

The Company elected in 2010 to treat the amount of the adjustments to the carrying value of the redeemable ordinary shares that is greater than fair value of ordinary shares as dividends reducing income attributable to common shareholders and related earnings per share.

Cash and Cash Equivalents

The Company considers all financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	December 31,
	2012	2011	2010

Balance, beginning of period	$24,813	$8,498	$2,187
Change in provision for doubtful accounts	(182)	235	236
Change in provision for billing adjustments	8,929	16,199	6,465
Write-offs	(13,062)	(119)	(390)
Balance, end of period	$20,498	$24,813	$8,498

The Company settled certain carrier receivable disputes during the year ended December 31, 2012, which resulted in the write-off of approximately $13.1 million of accounts receivables the Company had previously reserved.

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital deficit in the consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Securities sold, not yet purchased are considered liabilities, and are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. These liabilities are recorded at fair value with any unrealized gains and losses recognized as gains or losses on investments in the Company’s consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

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

Common Equity Call Options

Common equity call option (“call option”) contracts exercised result in the Company purchasing its ordinary shares. The Purchase of call option contracts on the Company’s own stock is accounted for as equity in accordance with ASC Subtopic 815-40, “Derivatives and Hedging.” Outstanding call option contracts are included in additional paid-in capital in the Company’s consolidated balance sheet at cost.

Interest and Dividend Income

Interest and dividends earned on the Company’s investments are accrued as income when earned.

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

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. At December 31, 2012, the Company had cash and cash equivalents totaling $19.0 million, which included (i) $18.4 million in U.S. banks, and (ii) $0.6 million in an Israeli financial institution.

All of the Company’s non-interest bearing cash balances in U.S. banks, which included $4.2 million in one individual financial institution, were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250 thousand per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. The Company had money market accounts with a brokerage institution with balances totaling approximately $14.1 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

One telecommunication carriers accounted for approximately 63% of gross accounts receivable at December 31, 2012. Two telecommunication carriers accounted for approximately 43% and 15%, respectively, of gross accounts receivable at December 31, 2011. For the years ended December 31, 2012, 2011 and 2010, no telecommunication carrier accounted for more than 10% of the Company’s total operating revenue.

No U.S. retail customer accounted for more than 10% of gross accounts receivable at December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, no retailer accounted for more than 10% of the Company’s total operating revenues. For the year ended December 31, 2010, one retailer, RadioShack, accounted for approximately 11% of the Company’s total operating revenues.

Fair Value

The Company accounts for financial instruments in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures " (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of December 31, 2012 and 2011, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments.The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011 and May 2012, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next three years, beginning May 31, 2013. The liability for such payments has been discounted at a rate of 10% to a total fair value of $3.9 million at December 31, 2012, with $1.5 million included in accrued expenses and other current liabilities, and $2.4 million included in other non-current liabilities in the Company’s December 31, 2012 consolidated balance sheet. The Company believes that the $3.9 million carrying value approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.6 million unamortized discount at December 31, 2012 is being amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of December 31, 2012 and 2011, outstanding common equity put options had a fair value of $2.2 million and $0.4 million, respectively, which is included in the consolidated balance sheet in accrued expenses and other current liabilities.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Property, Equipment and Depreciation Expense

Property and equipment consist primarily of servers, computer hardware, furniture, and leasehold improvements. Fixed assets, other than leasehold improvements, are stated at cost with depreciation provided using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years. Leasehold improvements are stated at cost and amortized over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.

The Company’s hardware consists of routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.”

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

Long-lived Assets

The Company reviews long-lived assets subject to amortization and certain identified intangibles subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In years ended December 31, 2012, 2011 and 2010, there were no deemed impairments of long-lived assets. The Company reviews identified intangibles that are not subject to amortization and tests them annually for impairment.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. The Company is currently defined as one reporting unit.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Since the Company has negative carrying value, we apply the guidance in ASC No. 2010-28,” Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” (“ASU 2010-28”) to determine whether Step 2 is required. ASU 2010-28 modified current guidance such that Step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. It is Company’s policy to conduct impairment testing based on its current business strategy in light of present industry and economic conditions, as well as its future expectations.

The Company evaluates the carrying value of its goodwill annually or more frequently if impairment indicators arise. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2012, the annual measurement date, there is no impairment of such assets at December 31, 2012. There were no impairments at December 31, 2011 and 2010.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share awards to employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period. No options were granted during the years ended December 31, 2012 and 2011. As of December 31, 2012, there were 11,500 outstanding ordinary share options outstanding with weighted average exercise price of $3.85 under the Company's equity compensation plans. The Company granted ordinary shares in order to settle its bonus obligations to employees and outside consultants in 2010, 2011 and 2012.

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

Treasury Shares

The Company presents the cost of repurchasing treasury shares as a reduction in capital deficit.

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

NOTE 4 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of December 31, 2012 and 2011, the available-for-sale securities consisted primarily of mutual funds, debt and equity securities, which are invested in the following (in thousands):

	December 31, 2012
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,983	$-	$(1,074)
Debt securities	11,407	-	(420)
Total	$19,390	$-	$(1,494)

	December 31, 2011
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common Equity securities	$2,780	$-	$(272)
Mutual Funds	19,355	-	(511)
Total	$22,135	$-	$(783)

The fair market value of common equity securities and mutual funds at December 31, 2012 and/or 2011 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair market value of debt securities at December 31, 2012 was determined based on valuations based on inputs other than quoted prices included within Level 1 that are directly observable for the asset, which are Level 2 inputs. As of December 31, 2012, the Company considers the declines in market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. Management has determined there is no other-than-temporary impairment of marketable securities at December 31, 2012.

NOTE 5 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2012	2011

Raw materials	$3,009	$4,289
Finished goods	2,331	4,387
Total	$5,340	$8,676

Raw materials represent components used in the manufacturing of the magicJack, magicJack PLUS and any upcoming product releases, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack and magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $3.5 and $0.8 million of obsolete inventory during the year ended December 31, 2012 and 2011, respectively. There were no write-downs of obsolete inventory for the year ended December 31, 2010.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2012	2011

Switches	3 - 15	$7,099	$7,099
Computers	3	2,194	1,977
Furniture	5	173	173
Leasehold-improvements	*	227	227
Accumulated depreciation
and amortization		(7,345)	(6,807)
Total		$2,348	$2,669

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2012, 2011 and 2010 was $0.5 million, $2.1 million and $1.7 million, respectively. During the year ended December 31, 2012, the Company changed the estimated useful lives of some of its servers and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and will be accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” As a result of this change in estimate, the Company recorded $1.0 million less depreciation expense for the year ended December 31, 2012, which resulted in a positive impact to net income and earnings per share of $1.0 million and $0.05 per share, respectively.

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2012 and 2011, the Company had intangible assets with carrying values of $16.1 million and $11.5 million, respectively. Identified intangible assets not subject to amortization consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 and 1.0 million as of December 31, 2012 and 2011, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		December 31, 2012				December 31, 2011
	Estimated	Gross				Gross
	Useful Lives	Carrying	Accumulated		Weighted-	Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(3,735)	$1,486	6.69	$5,221	$(3,311)	$1,910	7.61
Intellectual property rights	3 - 17	14,161	(2,772)	11,389	4.91	7,190	(1,217)	5,973	7.75
Covenant not-to-sue	5	2,085	(660)	1,425	3.42	2,085	(243)	1,842	4.00
Tradename	3 - 6	321	(250)	71	3.00	321	(227)	94	4.00
Customer relationships	5 - 7	750	(464)	286	4.55	750	(119)	631	4.31
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$23,338	$(8,681)	$14,657		$16,367	$(5,917)	$10,450

Amortization expense for years ended December 31, 2012, 2011 and 2010 were $2.8 million, $2.1 million and $1.2 million, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2013	$3,442
2014	3,300
2015	2,671
2016	1,612
2017	1,331
Thereafter	2,301
$14,657

NOTE 8 – GOODWILL

As of December 31, 2012 and 2011, the Company had goodwill with carrying values of $32.3 million. There were no changes in changes in goodwill during the years ended December 31, 2012 and 2011.

NOTE 9 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

magicJack and magicJack PLUS product	$31,481	$40,345
Access right renewals	32,969	24,750
Prepaid minutes	2,588	5,308
Other	-	1,288
Deferred revenue, current	67,038	71,691

Deferred revenue, non-current*	58,165	46,143
Total deferred revenues	$125,203	$117,834

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2012 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2013	$67,038
2014	21,320
2015	14,169
2016	9,961
2017	6,518
Thereafter	6,197
$125,203

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $27.9 million, $27.8 million and $29.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 10 – OTHER LIABILITIES

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

As of December 31, 2012 and 2011, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $3.9 million and $5.0 million at December 31, 2012 and 2011, respectively, with $1.5 million included in accrued expenses and other current liabilities at December 31, 2012 and 2011, and $2.4 million and $3.5 million included in other non-current liabilities in the accompanying December 31, 2012 and 2011 consolidated balance sheet, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Regulation

The Company provides free broadband telephone service using VoIP technology and traditional telephony services and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services of non interconnected VoIP. FCC regulations may now, or may in the future, be applied to the broadband telephone operations of the Company. Other FCC regulations apply to the Company because it operates servers and provides international calling capability. Some of its operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation — On November 18, 2011, the FCC released a Report and Order (the "FCC Order") and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for interstate, intrastate, and local traffic origination and termination services. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

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

E911 Calling — The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company is a not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides a 911 solution for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as statutes, to the extent they apply, would have the Company act as a billing and collection  agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products. Certain E911 regulatory authorities have asserted or may assert in the future that the Company is liable for damages, including end user assessed E911 taxes, surcharges and/or fees, for not having billed and collected E911 fees from its customers in the past or  in the future. Although the Company strongly disagrees with these assertions and believes that any such authority’s claims are without merit, if a jurisdiction were to prevail,  the decision could have an adverse effect on the Company’s financial condition and results of operations. The Company may attempt in the future to act as a billing agent for certain 911 agencies.

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

Universal Service Fund (“USF”) and Other Funds — The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers. Other fees are imposed to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services Fund. All telecommunications carriers contribute to these funds, and the requirements have been expanded to interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. magicJack LP does not bill for domestic local and long distance telecommunication calling services.

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

State Regulations — The Company has and will be subject to a number of PUC and other state regulations that govern the terms and conditions of its offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. The Company cannot predict the outcome of current or future proceedings, nor can it predict the potential impact on the Company's business.

State and Municipal Taxes — The Company believes that it files all required tax returns and pays all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. It believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because its magicJack LP subsidiary’s personnel, property and activities are in Florida. Certain states and municipalities may disagree with the Company’s policies and may believe the Company should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. It may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company is required to collect sales taxes or other taxes from direct sales for states other than Florida on sales of magicJack device or renewal of its service offerings, it will bill and collect such taxes from its customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill its customers or increase its initial or access right renewal sales prices to cover the additional fees and surcharges.

Effects of State Regulations

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

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2012 are as follows (in thousands):

Fiscal Year	Estimated Rent Expense

2013	$299
2014	222
2015	100
2016	25
2017	-
Thereafter	-
$646

Rent expense for the Company’s real property leases were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 12 – REDEEMABLE ORDINARY SHARES

On December 30, 2011, the Company purchased 566,668 ordinary shares (previously classified as redeemable ordinary shares) from an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share, which exceeded the closing price on NASDAQ of $13.66 per share. The redemption price of $7.7 million representing the shares purchased at the closing price was recorded as a purchase of treasury shares. The $1.0 million excess of the redemption price paid over the closing price on NASDAQ was recorded as a reduction of additional paid-in capital and a dividend to the seller for purposes of computing earnings per share. Refer to Note 17, “Income (Loss) per Share” for further details of the impact of this item to the calculation of loss per share for the year ended December 31, 2011.

The changes in carrying value of the redeemable ordinary shares during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010

Balance, beginning of period	$8,373	$5,764
Adjustment of redemption value of
redeemable ordinary shares	733	2,609
Reclassification of 566,668 redeemable
ordinary shares to treasury shares	(7,740)	-
Reclassification of 100,000 redeemable
ordinary shares to ordinary shares	(1,366)	-
Balance, end of period	$-	$8,373

NOTE 13 – ORDINARY SHARES

On March 10, 2010, the Company’s Board of Directors determined that it was in the best interest of the Company to pay the accrued bonuses for services rendered in 2009 in ordinary shares of the Company. On March 15, 2010, the Company issued 2.9 million ordinary shares, net of shares withheld for taxes withholdings, to settle the $21.6 million bonus liability. The Company also recognized $4.3 million in stock compensation during the year ended December 31, 2010 resulting from 2010 value changes in the ordinary shares issued to settle the bonus liability. On July 16, 2010, the Company effectively issued the 2,346,586 ordinary shares held by shareholders of VocalTec as part of the 2010 business combination. During the year ended December 31, 2010, the Company also (i) issued 80,000 ordinary shares, prior to the 2010 business combination, valued at $0.7 million ($8.75 per share based on comparable sales) for services rendered, (ii) issued 100,000 ordinary shares valued at $1.6 million in connection with the acquisition of Dialmaxx, and (iii) sold 40,000 ordinary shares valued at $0.6 million to Mr. Borislow, the Chief Executive Officer at the time.

On December 17, 2010, the shareholders approved an increase in Company’s authorized share capital to 100 million shares, the cancellation of the par value of the authorized and issued share capital of the Company resulting in the reclassification of $89.0 million from additional paid-in capital to ordinary shares December 2010, and the authority for a split of ordinary shares of the Company, such that every three ordinary shares may be split into four ordinary shares at such time as the Board of Directors determines appropriate. Such split of ordinary shares has not been implemented.

During the year ended December 31, 2011, the Company issued 52,964 ordinary shares valued at approximately $0.7 million to members of its Board of Directors, employees and outside consultants for services rendered. Shares issued to members of its Board of Directors vest over a period of 3 years. On November 28, 2011, the Company issued 140,000 ordinary shares valued at approximately $1.5 million, after amounts for taxes withholdings, to settle the bonus liability to employees and outside consultants.

On December 1, 2011, the Company’s Board of Directors approved a two-for-one stock split that was paid on December 16, 2011 in the form of a 100 percent stock dividend to shareholders of record as of December 12, 2011. All share and per share information has been retrospectively adjusted for the stock split.

During the year ended December 31, 2012, the Company issued: (i) 10,000 ordinary shares valued at approximately $0.2 million to its new President for a sign-on bonus, (ii) 21,564 ordinary shares valued at approximately $0.4 million for the purchase of a carrier interconnection agreement, (iii) 19,350 ordinary shares valued at approximately $0.4 million for marketing-related sponsorships, and (iv) 62,563 ordinary shares valued at $1.3 million as consideration for the purchase or certain intangible assets.

NOTE 14 –TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum of $100 million. In January 2012, the Board of Directors increased the Company's stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of its ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of its ordinary shares, representing a cumulative repurchase authority granted to us of $100 million as of December 31, 2012. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $88.1 million under its repurchase program through December 31, 2012. At December 31, 2012 there was $11.9 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares.

The Stock Repurchase Program

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to lower attempt to the average price paid for ordinary shares it purchases. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of the Company’s ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) the Company’s financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At December 31, 2012, the Company had outstanding put option contracts covering the purchase of 190,000 ordinary shares. If all of the put option contracts are exercised, the Company will repurchase 190,000 ordinary shares for $5.7 million, which represents its maximum exposure. The Company received $2.4 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of December 31, 2012, the Company would have purchased these shares at an average price of $17.25 per share. At December 31, 2012 the closing price of the Company’s ordinary shares on NASDAQ was $18.20 per share. As of December 31, 2012, these outstanding put option contracts have fair value of $2.2 million, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet, and unrealized gains of $0.2 million, which are included in fair value gains on common equity put options in the Company’s consolidated statements of operations. All put option contracts outstanding as of December 31, 2012 were subsequently assigned to the Company. As of April 2, 2013, there were no put option contracts outstanding.

Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2012 and 2011, the Company expended approximately: (i) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (ii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011. The Company did not repurchase any ordinary shares during the year ended December 31, 2010 under its stock repurchase program.

The Company issued 133,178 of its ordinary shares held as treasury shares with a cost of $2.0 million, $15.08 per share (and a fair value of $2.5 million, $18.44 per share), to employees and outside consultants for services rendered in 2012. The Company also issued 8,787 of its ordinary shares held as treasury shares with a cost of $136 thousand, $15.48 per share (and a fair value of $150 thousand, $17.07 per share, to an outside consultant for contributed services in connection with the Company's purchase of certain intangible assets in 2012.

On December 30, 2011, the Company purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share. Refer to Note 12, “Redeemable Ordinary Shares,” for further details on this transaction.

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

The changes in treasury stock during the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2012		2011		2010
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	3,170,262	$35,358	6,480	$81	-	$-
Ordinary shares purchased through
the stock repurchase program	2,989,949	60,327	2,397,114	25,271	-	-
Purchase of treasury stock as a
result of legal settlement	-	-	200,000	2,266	-	-
Redemption of redeemable ordinary
shares	-	-	566,668	7,740	-	-
Ordinary shares issued to settle
bonus liabiity	(133,178)	(2,008)	-	-	-	-
Ordinary shares issued for
contributed services	(8,787)	(136)
Other purchases	-	-	-	-	6,480	81
Balance, end of period	6,018,246	$93,541	3,170,262	$35,358	6,480	$81

NOTE 15 –ORDINARY SHARE OPTIONS

The Company has granted ordinary share options and issued ordinary shares as an alternative or supplement to the compensation of its executives, employees and consultants.

On December 17, 2010, the shareholders approved at an annual general meeting of shareholders an amendment to the VocalTec amended Master Stock Plan (the "2003 Plan"), to allow grants of ordinary shares and restricted shares and allow an increase of 400,000 ordinary shares every second year, commencing in 2010. On December 31, 2012, 697,762 ordinary shares were reserved for grant of options and restricted shares under the 2003 Plan.

No ordinary share options were granted during the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, approximately 270,088 ordinary share options with an average exercise price of $4.54 were exercised. As of December 31, 2012, there were 11,500 ordinary share options outstanding with weighted average exercise price of $3.85 under our equity compensation plans, and aggregate intrinsic value of approximately $165 thousand. Of these outstanding options, 9,750 were vested as of December 31, 2012 and had aggregate intrinsic value of approximately $138 thousand. Compensation expense recognized for ordinary share options was approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.8 million, $3.9 million and $6 thousand, respectively. All compensation expense related to options has been recognized as of December 31, 2012.

NOTE 16 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

United States	$39,090	$(12,442)	$284
Foreign	7,800	11,667	(1,871)
	$46,890	$(775)	$(1,587)

The components of the income tax provision (benefit) in 2012, 2011and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$1,482	$20	$13
State	502	1	2
Foreign	-	(53)	(234)
Current provision (benefit)	1,984	(32)	(219)

Deferred:
Federal	(3,873)	-	-
State	(1,312)	93	187
Foreign	(5,760)	-	-
Deferred (benefit) provision	(10,945)	93	187

Total income tax (benefit) provision	$(8,961)	$61	$(32)

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the year ended December 31, 2012, 2011 and 2010. Minimum income tax benefit has been recorded in prior years due to the Company’s historical pretax losses (in thousands):

	Year Ended December 31,
	2012		2011		2010

Federal tax at statutory rate	34.00%		34.00%		34.00%
State and local taxes, net of federal	3.60		3.60		3.60
Nondeductible compensation	0.00		(10.88)		(102.42)
Acquisition costs	0.00		0.00		(25.57)
Non taxable income	(2.93)		0.00		0.00
Foreign results at rates other than domestic	(1.11)		0.00		(23.11)
Other	0.81		12.75		13.16
Valuation allowance	(53.48)		(47.35)		102.36
Effective tax rate	(19.11	) %	(7.88	) %	2.02%

The effective tax rate in the future may be affected by the realization of previously unrecognized deferred tax assets being recovered from future taxable income.

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follow (in thousands):

	December 31, 2012		December 31, 2011
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Deferred revenue, net of deferred costs	$3,926	$11,204	$8,789	$4,235
Domestic net operating loss carryforward	-	838	-	17,805
Foreign net operating loss carryforward	1,929	44,303	-	33,334
Basis difference in fixed assets	-	-	-	44
Basis difference in intangible assets	-	2,586	-	2,383
Allowance for doubtful accounts	180	-	244	-
Currently non-deductible expenses and other	1,750	-	-	-
Capital loss carryforwards	-	294	-	-
Total deferred tax assets	7,785	59,225	9,033	57,801

Deferred tax liabilities:
Basis difference in goodwill	-	(501)	-	(280)
Basis difference in fixed assets	-	(456)	-	-
Currently non-deductible expenses and other	-	-	(98)	-
Total deferred tax liabilities	-	(957)	(98)	(280)

Valuation allowance	(6,671)	(48,718)	(8,935)	(57,801)

Net deferred taxes	$1,114	$9,550	$-	$(280)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. To assess the likelihood that deferred tax assets will be rcoverable from taxable income, the Company considers all the evidence, both positive and negative that a valuation allowances is needed. At December 31, 2012, the Company considered its cumulative profitability over the past three years and anticipated profit in 2013, and as a result of these and other factors, determined to release $10.9 million of the valuation allowance recorded against its deferred tax assets. The Company determined that a remaining valuation allowance estimated at $55.4 million and $66.7 million as of December 31, 2012 and 2011, respectively, is necessary to reduce the deferred tax assets to the amount that will more-likely-than-not be realized.

At December 31, 2012, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $185.0 million, which may be carried forward indefinitely. The Company estimates that it is more-likely-than-not that approximately $20 million of these foreign NOL carryforwards will be recoverable from foreign taxable income earned in the future. The company utilized all available domestic NOL carryforwards in 2012, except for minimal separate return limitation year ("SRLY") net operating losses.

The reconciliations of the valuation allowance for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011

Balance, beginning of period	$66,736	$64,928
Changes to the valuation allowance	(11,347)	1,808
Balance, end of period	$55,389	$66,736

The change in the valuation allowance in 2012 reflects a reduction in the valuation allowance associated with the expected utilization of NOL carryforwards to offset foreign taxable income and other deferred tax assets in the United States. The change in the valuation allowance in 2011 was attributable to the expected utilization of NOL carryforwards of United States and foreign taxable income.

The Israeli tax rate in 2010 and 2011 was 25% and 24%, respectively, with a progressive annual reduction to 18%. The Israeli tax rate was amended for 2012 to be 25% with no further reductions. The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company has not been under examination by taxing authorities for income tax matters in federal, state or other foreign jurisdictions. The Company adopted the provisions of ASC Subtopic 740-10, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” as of January 1, 2007 with no material impact to its Company’s consolidated financial position or its results of operations. The tax years 2005 – 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Goodwill associated with the 2010 business combination will not be deductible for tax purposes as the 2010 business combination was a tax-free reorganization. As disclosed in Note 4, “Other Business Combinations,” goodwill from the acquisition of VocalTec US and Dialmaxx are deductible for tax purposes.

NOTE 17 – INCOME (LOSS) PER SHARE

Net Income (loss) per share attributable to the Company’s shareholders – basic, is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income (loss) per share attributable to the Company’s shareholders – diluted, is computed using net income (loss) attributable to shareholders adjusted for gains or losses on in-the-money dilutive shares, and dividing it by the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock.

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income (loss) per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$55,851	$(836)	$(1,555)
Dividends on redeemable ordinary shares	-	(955)	-
Net income (loss) attributable to ordinary shareholders	$55,851	$(1,791)	$(1,555)
Gains on in-the-money common equity put options	$(1,301)	$-	$-
Diluted net income (loss) attributable to ordinary
shareholders	$54,550	$(1,791)	$(1,555)

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	19,916	23,342	21,630
Effect of dilutive options to purchase ordinary shares	9	- *	-
Effect of dilutive options exercised or expired during the year	49	- *	-
Effect of dilutive common equity put options outstanding	11	- *	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	19,985	23,342	21,630

Net income (loss) per ordinary share attributable to shareholders
Basic	$2.80	$(0.08)	$(0.07)
Diluted	$2.73	$(0.08)	$(0.07)

* Due to the net loss for the year ended December 31, 2011 and 2010, basic and diluted loss per ordinary share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2012 and 2011 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2012
Net revenues (1)	$37,587	$38,559	$40,789	$41,427	$158,362
Gross Profit	22,027	23,500	24,043	27,467	97,037
Operating income	5,831	10,318	11,186	16,230	43,565
Net income (2)	8,196	10,270	15,116	22,269	55,851
Earnings per ordinary share: (1) (2) (3)
Basic	0.39	0.51	0.78	1.17	2.80
Diluted	0.39	0.50	0.77	1.17	2.73

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2011
Net revenues (4)	$30,086	$28,818	$24,912	$26,634	$110,450
Gross Profit	17,093	16,722	12,407	13,047	59,269
Operating income (loss)	2,391	1,934	(2,961)	(6,009)	(4,645)
Net income (loss)	1,828	2,954	(961)	(4,657)	(836)
Earnings (loss) per ordinary share: (3)
Basic	0.08	0.13	(0.04)	(0.26)	(0.08)
Diluted	0.08	0.13	(0.04)	(0.26)	(0.08)

(1) Net revenues for the first quarter of fiscal year 2012 include the impact of an operational change which allowed the Company to identify the point in time when prepaid minutes expire under the terms of service, which resulted in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue since such amounts were considered earned. As a result, our basic and diluted earnings per ordinary share for the first quarter of fiscal year 2012 were increased by approximately $0.14 and $0.15 per ordinary share, respectively.

(2) A material adjustment was made in the fourth quarter of 2012 to record $2.0 million of current income tax expense and $10.9 million of release of valuation allowance against deferred tax assets.

(3) The sum of quarterly earnings (loss) per ordinary share amounts may not add to the annual earnings (loss) per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(4) Net revenues for the third and fourth quarter of fiscal year 2011 include an additional allowance for billing adjustments of $4.0 million and $2.7 million, respectively.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

In connection with its preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the December 31, 2012. As described below, a material weakness was identified in our internal control over financial reporting relating to our reviewing and monitoring the accuracy of the income tax provision and calculation. As a result of that material weakness, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of -December 31, 2012.

Notwithstanding the material weakness described below, which was identified in early 2013 while working on the income tax provision and calculation for the year ended December 31, 2012, management has concluded that the Company’s consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the Unites States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the framework established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the evaluation and based on the criteria in the COSO framework, management concluded, based upon the material weakness described below, that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that the Company did not maintain effective controls over reviewing and monitoring the accuracy of the income tax provision and calculation. This material weakness resulted in a material misstatement in the income tax benefit and the related deferred tax assets and current income tax payable. This material misstatement was detected and corrected prior to the issuance of the Company’s consolidated financial statements and the net income (loss) as reported in this annual report on Form 10-K reflects these corrections .

The Company’s independent registered public accounting firm, BDO USA, LLP, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. BDO USA, LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 is set forth below.

Remediation of Material Weakness

To address this material weakness, the Company intends to reinforce its existing processes for the resolution of significant tax matters and for determining, documenting, tracking and adjusting our deferred tax assets and liabilities that fully analyzes the issues and provides sufficient authority for the Company’s positions.

Changes in Internal Control Over Financial Reporting

The Company did not make any change in the Company's internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2012 that materially affected, or was reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited magicJack VocalTec Ltd.’s and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated April 2, 2013 on those consolidated financial statements.

In our opinion, magicJack VocalTec Ltd. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec, Ltd. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital deficit, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated April 2, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

April 2, 2013

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We refer you to our Proxy Statement for the 2013 Annual General Meeting of Shareholders under the captions "Corporate Governance," "Report of the Audit Committee," "Biographies of our Board Nominees." "Meetings and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

We refer you to our Proxy Statement for the 2013 Annual General Meeting of Shareholders under the captions "Executive Compensation and Related Matters," including "Compensation Discussion and Analysis" and "Management Planning and Development Committee Report," which sections are incorporated by reference herein.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We refer you to our Proxy Statement for the 2013 Annual General Meeting of Shareholders under the captions "Security Ownership of Certain beneficial Owners and Management," and "Approval Of Related Party Transactions Under Israeli Law," which sections are incorporated by reference herein.

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2012, which section is incorporated by reference herein.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We refer you to our Proxy Statement for the 2013 Annual General Meeting of Shareholders under the captions "Corporate Governance" and "Certain Relationships and Related Transactions," which sections are incorporated by reference herein.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to our Proxy Statement for the 2013 Annual General Meeting of Shareholders under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm," which section is incorporated by reference herein.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1
Agreement and Plan of Merger, dated as of July 16, 2010, among YMax Corporation, the Company and VocalTec Merger Sub, Inc., filed with the SEC on July 19, 2010 as Exhibit 10.1 to Form 6-K and incorporated herein by reference.

3.1	Amended and Restated Articles of Association, filed herewith.
4.1
Form of Share Certificate of the Company, filed with the SEC on January 12, 2011 as Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form F-3 (File No. 333-169659) and incorporated herein by reference.

10.1
2003 Amended Master Stock Option Plan,* filed with the SEC on January 19, 2011 as Exhibit 99.1 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.2
Amended and Restated Appendix to Stock Option Plan – U.S.A. Employees,* filed with the SEC on January 19, 2011 as Exhibit 99.2 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.3
Amended and Restated Appendix to Stock Option Plan – Non-U.S. and Non-Israeli Employees and Consultants,* filed with the SEC on January 19, 2011 as Exhibit 99.3 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.4
Form of indemnification and release undertaking between the Company and each of Daniel Borislow, Ilan Rosen, Gerald Vento, Yuen Wah Sing, Donald A. Burns, Yoseph Dauber, Tal Yaron-Eldar and Peter Russo,* filed with the SEC on November 18, 2010 as Appendix B to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.5
Form of YMax indemnification undertaking between YMax Corporation and each of Daniel Borislow, Gerald Vento, Yuen Wah Sing, Donald A. Burns and Peter Russo,* filed with the SEC on November 18, 2010 as Appendix C to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.8
Employment Offer Letter dated February 1, 2012, by and between magicJack VocalTec Ltd. and Andrew MacInnes,* filed with the SEC on March 15, 2012 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.9
Registration Rights Agreement, dated as of July 16, 2010, between VocalTec Communications Ltd. and Daniel Borislow,* filed with the SEC on July 19, 2010 as Exhibit 10.2 to the Company’s Report on Form 6-K and incorporated herein by reference.

10.10
Amendment to Registration Rights Agreement between VocalTec Communications Ltd. and Daniel Borislow, dated September 15, 2010,* filed with the SEC on January 12, 2011 as Exhibit 4.4 to the Pre-effective Amendment No. 1 on Form F-3 (File No. 333-16959) and incorporated herein by reference.

10.11
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Yoseph Dauber,* filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.12
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Tal Yaron-Eldar,* filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.13	Lease Agreement dated January 2, 2013, by and between magicJack LP and Fast Transport LLC, a Limited Liability Company owned by Daniel Borislow.
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: April 2, 2013	/s/ Peter Russo —————————————— Peter Russo Chief Financial Officer and Treasurer Date: April 2, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	April 2, 2013

/s/ Peter Russo —————————————— Peter Russo	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	April 2, 2013

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	April 2, 2013

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	April 2, 2013

Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	April 2, 2013

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	April 2, 2013

Richard Harris —————————————— Richard Harris	Director	April 2, 2013