Form 10-K/A
period 2012-12-31
MAGICJACK VOCALTEC LTD
filed 2013-04-30
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

The number of the registrant’s ordinary shares outstanding as of April 17, 2013 was 18,551,520 shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends magicJack VocalTec Ltd.’s (“magicJack VocalTec”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2013 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of providing the information required in Part III of Form 10-K. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Executive Officers

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 2, 2013 (the “2012 10-K.”)

Information About our Board of Directors (the “Board”)

NAME	AGE	POSITION
Dr. Yuen Wah Sing	59	Director and President, Tiger Jet Network, Inc., a subsidiary of the Company
Gerald Vento	66	Director and President & Chief Executive Officer of the Company
Richard Harris(1)	65	Director
Donald A. Burns(2)	49	Chairman of the Board of Directors
Yoseph Dauber (1) (2)	77	External Director(3)
Tal Yaron-Eldar (1) (2)	49	External Director(3)

 (1) Member of the Compensation Committee.
 (2) Member of the Audit Committee
 (3) “External Director” is a term defined under the Israeli Companies Law, as amended (the “Companies Law”).  To qualify as an external director, an individual must meet various independence requirements, including that such individual may not have, and may not have had at any time during the previous two years, any “affiliation” (as defined in the Companies Law) with the company or with certain of its affiliates. In addition, no individual may serve as an external director if the individual’s position or other activities create or may create a conflict of interest with his or her role as an external director.

DR. YUEN WAH SING was appointed to the Board upon the consummation of the 2010 business combination between VocalTec Communications Ltd. (“VocalTec”) and YMax Corporation (“YMax”) on July 16, 2010. Dr. Sing has been the President of TigerJet Network, Inc. (“TigerJet”), currently a wholly owned subsidiary of YMax, since June 2008. Dr. Sing brings more than 30 years of semiconductor and VoIP communication industry experience to the Company. He has served as a director of YMax since 2008 and as its Chairman since October 2009. Prior to its acquisition by YMax in 2008, from 1998 to 2008, Dr. Sing founded and was the Chief Executive Officer of TigerJet. Prior to founding TigerJet, Dr. Sing was the founder of 8x8 Inc./Packet 8, a video conferencing and VoIP company and served as Executive Vice President and Vice Chairman from 1987 to 1997. Dr. Sing received a PhD and MS degree in electrical engineering from the University of California, Berkeley.

GERALD VENTO was appointed to the Board upon the consummation of the 2010 business combination between VocalTec and YMax on July 16, 2010. Mr. Vento has served as a director of YMax since 2008, and served as Chairman of the Board from April 2012 through December 2012. Effective January 1, 2013, Mr. Vento was appointed to serve as President and Chief Executive Officer of the Company. Mr. Vento previously served as the CEO and Executive Chairman of Velocity Express, LLC, a privately held transportation and logistics company from 2009 to 2012. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and continued to serve as a director of Westec through 2012. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States.

RICHARD HARRIS was appointed to the Board on March 26, 2013.  Mr. Harris is founder and president of Harris & Associates, an eighteen-year-old consulting firm specializing in financial, operational and strategic consulting services to start-up and high growth telecommunications and technology firms. Mr. Harris’ experience includes strategic planning, capital formation, corporate valuations, litigation support and expert testimony. He has served as CFO for Independent Wireless One; as VP operations, finance and administration for Horizon Cellular Telephone Company; as VP and CFO for Metrophone Cellular Communications Company; as CFO for Nobel Learning Centers; as Controller for Harrah’s Atlantic City and as audit manager for Coopers and Lybrand. Mr. Harris holds an MBA in Finance from the Wharton School in Philadelphia, a BS in Accounting from the Pennsylvania State University and has a CPA license in Pennsylvania.

DONALD A. BURNS was appointed to the Board on December 17, 2010, and has served as Chairman of the Board since January 1, 2013. Mr. Burns served as President of YMax from March 2007 to February 2008, Director of YMax from March 2007 to June 2009 and Chairman of the Board of Directors of YMax from February 2008 to June 2009. In 1993, Mr. Burns founded Telco Communications Group, Inc., a telecommunications company, and its Dial & Save subsidiaries, and served as the Chief Executive Officer and Vice Chairman until the company was sold to Excel Telecommunications, Inc. in 1997. Mr. Burns is the Founder and President of The Donald A. Burns Foundation, Inc. Mr. Burns attended the University of Maryland.

YOSEPH DAUBER was appointed to the Board in August 2006. In August 2012, Mr. Dauber was appointed for a third three-year term as an external director. Mr. Dauber has served as a director of NICE Systems Ltd. since April 2002. Mr. Dauber also serves on the board of directors of S. Shlomo Holdings Ltd. and Delek Group. Mr. Dauber is currently the Chairman of Kcps Manof Fund. Until January 2009, Mr. Dauber served as a director of Clal Insurance Holdings Company. From September 2003 and until November 2008 he served on the board of directors of Bank Hapoalim. Mr. Dauber joined Bank Hapoalim in 1973. On July 1988 he became a member of the Board of Management of Bank Hapoalim. Beginning 2001 until June 2002, he was Deputy Chairman of the Board of Management and joint Managing Director of Bank Hapoalim. From 2002 to 2003, he served as Chairman of the Israel Maritime Bank Ltd. Mr. Dauber has also served on the board of directors of Lodzia Rotex Ltd. and Afcon Industries Ltd. Mr. Dauber holds a Bachelor’s degree in Economics and Statistics from the Hebrew University in Jerusalem and a Masters degree in Law from Bar Ilan University.

TAL YARON-ELDAR was appointed to the Board in April 2011. Since January 2004, she has served as the Chief Executive Officer of Arazim Investment Company, a publicly traded real estate investment company. She was a partner with the law firm Cohen, Yaron-Eldar & Co. from July 2004 to March 2007, when she became a partner with the law firm of Tadmor & Co. Ms. Yaron-Eldar has also served in a variety of public positions, including Chief Legal Advisor of the Customs and V.A.T. Department of the Finance Ministry of the State of Israel from 1998 to 2001 and as the Commissioner of Income Tax and Real Property Tax Authority of the State of Israel from 2002 to 2004. She currently serves as a director of Rosetta Genomics Ltd., a biotech company traded on Nasdaq; Alliance Ltd., a tire manufacturing company traded on the Tel Aviv Stock Exchange; Meditechnika Ltd., a medical appliances company traded on the Tel Aviv Stock Exchange; and Juno Capital. Ms. Yaron-Eldar holds an MBA, specializing in finance, and an LLB from Tel Aviv University, and is a member of the Israeli Bar Association.

Term of Office of Directors

Our Board presently consists of six members. The expiration dates of the terms of office of our directors are as follows: (a)  Donald A. Burns, Richard Harris, Gerald Vento and Dr. Yuen Wah Sing — at the annual general meeting of the Company’s shareholders to be held in 2013 (at which time they may be re-appointed as directors); (b) External Director: Yoseph Dauber, who was re-elected for his office as an external director in August 2012, is serving a three-year term; and (c) External Director: Tal Yaron-Eldar, who was elected to her office as an external director in April 2011, is serving a three-year term.

Section 16(a) Beneficial Ownership Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our last fiscal year, Mr. Vento and Mr. Dauber each filed one late report required by Section 16(a) during the most recent fiscal year.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, executive officers, and other employees. A copy of our code of ethics is available on our Internet Website: http://www.vocaltec.com under the “Corporate Governance” tab.

Audit Committee

Under the Companies Law, the board of directors of any publicly traded company must also appoint an audit committee, comprised of at least three directors, including all of the external directors, but excluding: the chairman of the board of directors, any controlling shareholder or a relative of a controlling shareholder (as defined below), any director employed by the company or by its controlling shareholder or by an entity controlled by the controlling shareholder, any director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives most of its income from the controlling shareholder.

Under the Companies Law, a controlling shareholder is someone who has the ability to direct the activities of the company (other than due to a position in the company), including a shareholder who holds 25% or more of the voting rights in a public company if there is no other shareholder holding more than 25% of the voting rights at such time. There is a presumption that a shareholder that holds more than 50% of the voting rights in a public company is deemed to be a controlling shareholder.

The purpose of our Audit Committee is to provide assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting and internal control functions of the Company and its subsidiaries as well as complying with the legal requirements under Israeli law and the Sarbanes-Oxley Act of 2002. The following are examples of functions within the authority of the Audit Committee:

•
To detect irregularities in the management of our business and our internal control procedures through, among other things, consultation with our internal and external auditors and to suggest to the board of directors methods to correct those irregularities;

•
To decide whether to approve acts or transactions involving directors, executive officers, controlling shareholders and third parties in which directors, executive officers or controlling shareholders have an interest; and

•	To communicate on a regular basis with the Company’s outside auditors and review their operation and remuneration.

Our Audit Committee may not approve an action or a transaction with an office holder or a controlling shareholder or an entity in which either of them has a personal interest unless at the time of approval the two external directors are serving as members of the Audit Committee and at least one of the external directors is present at the meeting in which an approval is granted.

As of the date hereof, our Audit Committee was comprised of Yoseph Dauber, Tali Yaron-Eldar and Donald Burns.  Our Board has determined that Tali Yaron-Eldar qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The goals of our executive officer compensation program are to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus, and equity compensation designed to align management’s incentives with the long-term interests of our stockholders. In addition, we provide our named executive officers with benefits that are generally available to all employees of the Company. Compensation paid to our executive officers is made on a discretionary basis by our Board following approval by the Compensation Committee. In addition, shareholders must approve certain executive compensation, as described in more detail below.

Our Named Executive Officers in 2012 were Daniel Borislow, Chief Executive Officer and Director; Peter Russo, Chief Financial Officer and Treasurer; Andrew MacInnes , President; and Dr. Yuen Wah Sing, President of Tiger Jet Network, Inc., a subsidiary of the Company, and Director.

As of January 1, 2012, we ceased to be a foreign private issuer, and we are no longer permitted to follow home country corporate governance practices in lieu of those followed by U.S. companies under the listing standards of NASDAQ. In connection with this transition to domestic issuer status, we have appointed a Compensation Committee consisting of independent members to recommend executive compensation to our Board. For more information regarding the composition of the Compensation Committee, refer to Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Setting Executive Compensation

Our compensation setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among base salary, bonus, and equity compensation. The compensation package of each executive is designed to attract or retain those executives, and to reward company-wide performance through tying compensation decisions to general operational and financial performance. Executive management consisting of the Chief Executive Officer and Chief Financial Officer evaluates both company and individual performance and makes periodic compensation recommendations to the Compensation Committee and Board. The Compensation Committee may from time to time utilize various analyses, such as the comparison of stockholder returns graph, to determine appropriate executive compensation.

Executive management conducts periodic assessments of individual performance as measured by financial and operational metrics of the Company appropriate to each individual executive, such as revenues and other operational/administrative measurements. Simultaneously, executive management conducts an assessment of the Company’s overall performance, which includes the achievement of operating results and other performance criteria. The combination of these two factors determines what will be the overall compensation recommendation from executive management to the Board. Based on this recommendation and its own analysis, our Board in consultation with the Compensation Committee uses its discretion to determine both the overall compensation level for each executive and specific allocation to each element of compensation.

Executive management and our Board in consultation with the Compensation Committee periodically review base salary levels for executive officers of our Company, and determinations regarding bonuses are generally made at the end of a fiscal year. The responsibilities of our Board in consultation with the Compensation Committee include discharging other responsibilities relating to compensation programs of our Company.

A recent amendment to the Companies Law requires that by September 12, 2013 the Company adopt a compensation policy applicable to Company officers and directors which must take into account, among other things, advancement of the company’s goals, providing proper incentives to directors and officers, the risk management of the company, and the officer’s contribution to achieving corporate objectives and increasing profits. The compensation policy must be approved by the Board after considering the recommendations of the Compensation Committee. In addition, the compensation policy requires the approval of the general meeting of the shareholders, including one of the following: (i) the majority of shareholder votes counted at general meeting including the majority of all of the votes of those shareholders who are non controlling shareholders and do not have a personal interest in the approval of the compensation policy, who participate at the meeting (excluding abstentions) or (ii) the total number of votes against the proposal among the shareholders mentioned in paragraph (i) does exceed two percent (2%) of the voting rights in the company (a “Special Majority”). Under special circumstances, the Board may approve the compensation policy despite the objection of the shareholders on the condition that the Compensation Committee and then the Board decide, on the basis of detailed reasons and after discussing again the compensation policy, that approval of the compensation policy, despite the objection of the shareholders, is for the benefit of the Company. As of the date of this Form 10-K/A, we have not yet adopted a compensation policy.

An engagement with an officer who is not a director or the chief executive officer regarding his or her service and terms of employment must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy to be adopted under the Companies Law.  Other approval requirements apply if the engagement is not in accordance with the Company’s compensation policy. An engagement with the Chief Executive Officer regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a Special Majority. In special cases, the compensation of the Chief Executive Officer may be approved without shareholder approval.  Arrangements between the Company and a director as to the terms of his office or regarding compensation for non-directorial duties requires the approval of the Compensation Committee, Board and shareholders.  For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Compensation Program

The primary components of the executive compensation program of our Company consist of base salary, discretionary bonuses, grants of ordinary shares, and health benefits.

Base Salary

We provide executive officers with a level of base salary that recognizes appropriately each individual officer’s scope of responsibility, role in the organization, experience, and contributions to the success of our Company. Increases to base salary are proposed when justified by individual performance. Mr. Borislow’s base salary in 2012 for his service as a member of the Board or any committee thereof, and for serving as Chief Executive Officer of the Company, was a fixed annual payment (paid quarterly) of $200,000. Dr. Sing received a base salary of $158,124 in 2012 for his service as President of TigerJet Network, Inc. Mr. MacInnes’s base salary for 2012 for his service as President of the Company was $200,000, and he received payment of $179,615 in 2012, which represents the pro rata portion of base salary for his services beginning February 22, 2012.  In February 2012, Mr. Russo’s base salary increased to $200,000 for his service as Chief Financial Officer and Treasurer.  The Chief Executive Officer recommended and the Board approved the increase in Mr. Russo’s base salary based on his increased responsibilities within the Company after it became a U.S. domestic filer.

Management Bonus

Periodic bonuses are intended to provide additional compensation to key officers and employees who contribute substantially to the success of our Company. The granting of such awards is based upon the level of our Company’s general performance but is not tied to individual performance objectives. On December 27, 2012, Mr. Russo was awarded a cash bonus of $175,006.  This bonus was not paid out until January 2013.  The Chief Executive Officer recommended and the Board approved this bonus based on Mr. Russo’s increased responsibilities within the Company after it became a U.S. domestic filer.

Grants of Ordinary Shares

Equity compensation consists of periodic grants of ordinary shares to certain of our executives to provide additional incentive to work to maximize long-term total return to stockholders. Award levels are determined based on market data and may vary among participants based on their positions within the Company, assessment of job performance, and other factors. Under our 2003 Amended Master Stock Option Plan, or 2003 Plan, a committee appointed by the Board is specified to act as the plan administrator. If, in the opinion of the committee based on recommendation from management and/or our Board of Directors, the outstanding service of an existing employee merits an increase in the number of options and awards held, the committee may elect to issue additional ordinary shares to that employee. In 2012, our Board of Directors administered the plan directly and not through a committee. On February 1, 2012, Mr. MacInnes received 10,000 ordinary shares as a sign-on bonus for accepting his position as President of the Company.

On July 30, 2012, Mr. Russo was awarded 12,346 ordinary shares and Mr. MacInnes was awarded 4,939 ordinary shares to reflect their significant contributions to the administration and financial management of the Company.  Mr. Russo surrendered 3,265 of these shares to pay taxes.  Additionally, on December 27, 2013, the Board awarded Mr. Russo 10,749 ordinary shares.  The Chief Executive Officer recommended and the Board approved this grant based on Mr. Russo’s increased responsibilities within the Company after it became a U.S. domestic filer.

Benefits

We provide various employee benefit programs to our executive officers, including: (i) medical and dental insurance benefits for our U.S. based employees (excluding the Company’s CEO, Daniel Borislow, who does not receive medical and dental insurance benefits from the Company), and (ii) a defined contribution retirement plan for our Israeli employees. These benefits are generally available to all full-time employees of our Company based on their location.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted, The Compensation Committee

Tal Yaron-Eldar
Yoseph Dauber
Richard Harris

SUMMARY COMPENSATION TABLE (1)

The table below summarizes the total compensation earned by each of our executive officers for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)

Daniel Borislow
Chief Executive Officer, Director (3)	2012 2011 2010	200,000 200,000 — (4)	— — —	— — —	— — —	200,000 200,000 —
Peter Russo
Chief Financial Officer, Treasurer	2012 2011 2010	200,000 153,429 65,208	175,006 144,350 550,000	424,994 254,150 —	6,455 (5) 151,331 (5) 2,364 (5)	806,455 703,260 617,572
Dr. Yuen Wah Sing
President - TigerJet, Director	2012 2011 2010	158,124 158,124 79,062	— — —	— — —	1,604 (6) 7,232 (6) 2,735 (6)	159,728 165,356 81,797

Andrew MacInnes President (7)	2012	179,615	—	437,600 (8)	203,493 (9)	820,708

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

(3)	Mr. Borislow resigned as Chief Executive Officer and Director of the Company, effective January 1, 2013.

(4)	No salary compensation was paid to Mr. Borislow in 2010.

(5)	Mr. Russo received $145,771 in payroll-related tax gross-up related to the 2011 stock award and $6,455, $5,560 and $2,364 in health-related benefits in 2012, 2011 and 2010, respectively.

(6)	Dr. Sing received $1,604, $7,232 and $2,735 in health-related benefits in 2012, 2011 and 2010, respectively.

(7)
Mr. MacInnes’ salary represents base salary received during the fiscal year ended December 31, 2012. Mr. MacInnes commenced his employment on February 22, 2012. He departed as President of the Company effective January 1, 2013.

(8)	Includes 10,000 shares of restricted stock (with grant date fair value of $168,800) that were forfeited due to Mr. MacInnes’ departure from the Company.

(9)	Mr. MacInnes received $3,493 in health-related benefits in 2012. He is also entitled to a $200,000 severance payment, to be paid within 60 days of his departure from the Company.

2012 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	Grant Date Fair Value of Stock And Option Awards ($)(2)
(a)	(b)	(i)	(l)
Daniel Borislow	—	—	—
Peter Russo	July 30, 2012	12,346	250,000 (1)
	December 27, 2012	10,749	174,994 (1)
Dr. Yuen Wah Sing	—	—	—
Andrew MacInnes	February 1, 2012	10,000	168,800 (1)
	February 1, 2012	10,000	168,800 (3)
	July 30, 2012	4,939	100,000 (1)

(1)	All shares are fully vested.

(2)
The amounts in this column reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date in accordance with ASC Topic 718, “Stock-based Compensation.”

(3)	Reflects restricted stock award vesting over 2 years – forfeited on December 31, 2012.

Outstanding Equity Awards and Stock Vesting

None of our named executive officers had any unexercised options, shares that had not vested, or equity incentive plan awards outstanding as of December 31, 2012. Our named executive officers do not have any shares that vested in the fiscal year ended December 31, 2012 other than the shares that were awarded as fully vested noted above.

Pension Benefits and Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us, neither do any of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Agreements and Potential Payments Upon Termination or Change of Control

During the fiscal year ended December 31, 2012, the Company had no employment agreements with its named executives, except for an offer letter with Mr. MacInnes, dated February 1, 2012.  According to the terms of the offer letter, Mr. MacInnes was entitled to an annual base salary of $200,000, a discretionary bonus (as recommended by the Chief Executive Officer), based on the achievement of Company and personal goals, and certain other benefits, including the right to participate in all group benefits.  In addition, Mr. MacInnes received a sign-on bonus of 10,000 ordinary shares and a restricted stock award of 10,000 ordinary shares that would have vested on the second anniversary of the date of the award (had he remained continuously employed by the Company through the vesting date).  Upon a “Change in Control,” Mr. MacInnes would have been entitled to a bonus based on the net equity proceeds received by the Company.  Subject to certain conditions, if Mr. MacInnes was terminated other than for cause, he would have received a lump sum equal to his annual base salary.  In accordance with the terms of the offer letter, Mr. MacInnes received a lump sum payment of $200,000 in 2013.  The restricted stock award of 10,000 shares was forfeited.

Except as described above, during the fiscal year ended December 31, 2012, none of our named executives had any contract, agreement, plan, or arrangement that provides payments as a result of termination of employment, change in responsibilities of such executive, or change of control of the Company.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, our Compensation Committee consisted of Tal Yaron-Eldar, Gerald Vento, and Yoseph Dauber.  Effective January 1, 2013, Mr. Vento was appointed to serve as President and Chief Executive Officer of the Company and therefore no longer serves on the Compensation Committee.

During 2012, none of the members of our Compensation Committee was an employee or officer of the Company.  Further, during 2012, no Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.  None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or our Compensation Committee.

Director Compensation

The following table sets forth information with respect to compensation for the directors listed during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Ilan Rosen(1)	50,000	—	20,000	(2)	70,000
Donald A. Burns(3)	42,335	—	—		42,335
Yoseph Dauber(4)	47,500	—	—		47,500
Tal Yaron-Eldar(4)	47,500	—	—		47,500
Gerald Vento(5)	45,330	—	—		45,330

(1)	Mr. Rosen served as Chairman of the Board until his resignation, effective April 1, 2012.

(2)	Mr. Rosen received a $20,000 bonus for his services in 2012.

(3)	Mr. Burns served on the Audit Committee and Compensation Committee beginning April 6, 2012.

(4)	Ms. Yaron-Eldar and Mr. Dauber served on the Audit Committee and Compensation Committee for all of fiscal year 2012.

(5)
Mr. Vento served on the Audit Committee from January 1, 2012 through April 6, 2012.  Compensation of Gerald Vento as Chairman was approved by shareholders on August 16, 2012 and effective as of October 1, 2012.

The following table sets forth information with respect to outstanding vested and unvested director equity awards at December 31, 2012.

Name	Number of Restricted Stock Awards (vested / unvested)	Number of Stock Option Awards (vested / unvested)
Gerald Vento	(— / —)	( — / — )
Ilan Rosen	(— / —)	( — / — )
Donald A. Burns	(— / —)	( — / — )
Yoseph Dauber	(3,334 / 6,666) (1)	(2,000 / — )
Tal Yaron-Eldar	(3,334 / 6.666) (1)	( — / — )

(1)	Mr. Dauber and Ms. Yaron-Eldar each received a grant of 10,000 Ordinary Shares, no par value, of the Company, in April 2011, which shares vest annually and equally over three years.

During fiscal year 2012, the Chairman of the Board received a fixed annual payment of $100,000 (to be paid quarterly) and was entitled to an additional annual payment of $20,000, subject to the discretion of the Compensation Committee.

During the first three fiscal quarters of 2012, the Company’s non-employee directors received the following compensation:

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

Effective October 1, 2012, the Company’s non-employee directors receive the following compensation:

•
A fixed annual payment of $50,000 (to be paid quarterly) for service as a member of the Board, plus, if applicable, a fixed annual payment of $20,000 (to be paid quarterly) for service as a member of each committee of the Board on which the director serves (the Audit Committee and Compensation Committee are to be considered one committee for these purposes), except for the Nominations Committee; provided, however, that the Chairman receives no additional fee for service on a committee.

•
Reimbursement of business expenses and travel and accommodation expenses incurred in the performance of duties as a member of the Board and/or any Board committee, including, for illustration purposes, business class flying tickets for overseas travels, suitable hotel accommodation, taxi and/or leased vehicles.

Equity Compensation Plan Information

Refer to Item 5, “Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2012 10-K for information with respect to all of our equity compensation plans in effect as of December 31, 2012.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 17, 2013, the number of our ordinary shares, which constitute our only voting securities, beneficially owned by (i) all shareholders known to us to own more than five percent (5%) of our outstanding ordinary shares, and (ii) each of our directors, (iii) each of our named executive officers, and (iv) by all of our current executive officers and directors as a group as of April 17, 2013. The data presented is based on information provided to us by the holders or disclosed in public filings with the SEC.  The percentage of outstanding ordinary shares is based on 18,551,520 ordinary shares outstanding (excluding shares held in treasury) as of as of April 17, 2013.  The number of outstanding shares includes 2,000 ordinary shares issuable pursuant to ordinary stock options.

Except where otherwise indicated, and except pursuant to community property laws, we believe, based on information furnished by such owners, that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. The shareholders listed below do not have any different voting rights from any of our other shareholders.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent
Menachem Goldstone(2)
c/o 5700 Georgia Ave. West Palm Beach, FL 33405	1,385,650	7.47%
Adam St. Partners, LLC (3)
One North Wacker, Suite 2200
Chicago, IL 60606	1,976,861	10.66%
Thompson, Siegel & Walmsley LLC(4) 6806 Paragon Place, Suite 300 Richmond VA 23330	981,278	5.29%
DB December 2012 GRAT (5) 270 South Main Street Flemington, NJ 08822	1,750,000	9.43%
Herbert C. Pohlmann Jr. (6) 1290 N. Ocean Blvd. Palm Beach FL, 33480	1,250,000	6.74%

Daniel Borislow(7)	576,490	3.11%
Andrew MacInnes	29,938	*
Peter Russo	57,240	*
Dr. Yuen Wah Sing	290,576	1.57%
Gerald Vento	136,900	*
Donald A. Burns	393,394	2.12%
Yoseph Dauber (8)	31,452	*
Tal Yaron-Eldar	6,667	*
Richard Harris	0	*
Officers and directors as a group (7 persons)	916,229	4.94%

*	Represents less than 1% of the outstanding ordinary shares.

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

(2)	Information based on the Schedule 13G Amendment filed with the SEC on February 8, 2013 by Menachem Goldstone.

(3)	Information based on the Schedule 13G Amendment filed with the SEC on August 15, 2012 by Adams St. Partners, LLC.

(4)
Information based on the Schedule 13G filed with the SEC on February 13, 2013 by Thompson, Siegel & Walmsley LLC.  According to the Schedule 13G, Thompson, Siegel & Walmsley LLC has sole voting power with respect to 758,171 shares, shared voting with respect to 223,107 shares and sole dispositive power with respect to all of the shares.

(5)	Information based on the Schedule 13G filed with the SEC on January 7, 2013 by Mark Pavol, not individually, but solely as Trustee of the DB December 2012 GRAT.

(6)	Information based on the Schedule 13D Amendment filed with the SEC on April 24, 2012 by Herbert Pohlmann. Percentage of shares calculated as of April 17, 2013.

(7)
Includes 266,404 ordinary shares that are indirectly owned, including 261,604 ordinary shares held by Mr. Borislow’s spouse and 4,800 ordinary shares held for the benefit of Mr. Borislow’s children under UGMA.  Mr. Borislow disclaims beneficial ownership of these shares.

(8)	Includes 2,000 ordinary shares issuable pursuant to ordinary share options.

We refer you to Item 5, “Market of Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our 2012 10-K for information with respect to all of our equity compensation plans in effect as of December 31, 2012, which section is incorporated by reference herein.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 2, 2013, a subsidiary of the Company entered into a Lease Agreement with Fast Transport, LLC, a limited liability company owned by Daniel Borislow, the Company’s former Chief Executive Officer.  During the original lease term, which ends on December 31, 2014, rent of $8,000 per month is payable.  There is also an option to renew for one year, at rent of $8,800 per month.

Other than as described above, in our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Independent Directors

During the fiscal year ended December 31, 2012, independent members of our Board consisted of Yoseph Dauber, Tal Yaron-Eldar, Gerald Vento, Ilan Rosen and Donald A. Burns, and non-independent members of our Board consisted of Daniel Borislow and Dr. Yuen Wah Sing. Mr. Borislow and Mr. Rosen resigned during 2012.  Effective January 1, 2013, Mr. Vento was appointed as President and Chief Executive Officer and is no longer considered independent.  Effective March 26, 2013, Richard Harris was appointed to our Board and Compensation Committee as an independent director.  Our Compensation Committee, Nominating Committee and Audit Committee are each comprised of independent directors.

Approval of Related Party Transactions Under Israeli Law

Under the Companies Law, an engagement by the Company with an officer who is not a director or the chief executive officer regarding his or her service and terms of employment, including an undertaking to indemnify, exculpate or insure such officer, must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy to be adopted under the Companies Law. If the engagement is not in accordance with the Company’s compensation policy, approval of the engagement is required by a Special Majority as well. In special cases, the compensation committee and the Board may decide to adopt the terms of such an engagement despite the objection of the shareholders, so long as such decision is based on detailed reasons and after discussing again such engagement and reexamining it in light of the shareholder objection.

An engagement with the chief executive officer of the Company regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a Special Majority. In special cases, the compensation of the chief executive officer may be approved without shareholder approval if the candidate for chief executive officer is independent and the compensation committee determines, on the basis of detailed reasons, that convening a shareholder meeting to approve the engagement will frustrate the engagement, but only if the engagement complies with the compensation policy to be adopted under the Companies Law

For all other transactions between an officer and the Company, the Companies Law requires audit committee approval followed by board of director approval if the transaction is deemed to be extraordinary, and only board of director approval if the transaction is not deemed to be extraordinary. Under the Companies Law, an “extraordinary transaction” is a transaction:

•	other than in the ordinary course of business;
•	that is not on market terms; or
•	that is likely to have a material impact on a company’s profitability, assets or liabilities.

Under the Companies Law, an engagement by the Company with a director  regarding the terms of service as a director and other positions of employment (if employed) requires the approval of the compensation committee, the board of directors and a regular majority of the shareholders, provided that such terms of employment are in accordance with the Company’s compensation policy. Such an engagement that is not in accordance with the Company’s compensation policy must also be approved by a Special Majority

A person who has a personal interest in the approval of a transaction that is submitted to approval of the audit committee or the board of directors generally may not be present during the deliberations and shall not take part in the voting of the audit committee or of the board of directors on such transaction. However, such person may be present at the meeting for the purpose of presenting the transaction if the chairman of the board of directors or the chairman of the audit committee, as the case may be, has determined that the presence of such director is required for presenting the transaction. Notwithstanding the above, a director may be present at a deliberation of the audit committee and the board of directors and may take part in the voting, if the majority of the members of the audit committee or the board of directors, as the case may be, have a personal interest in the approval of the transaction, in which case the transaction shall also require the approval of the shareholders of the company.

In addition, under the Companies Law, extraordinary transactions of a public company with a controlling shareholder or in which a controlling shareholder has a personal interest, and the terms of engagement of the company, directly or indirectly, with a controlling shareholder or his or her relative regarding the receipt by the company of services from the controlling shareholder, require the approval of the audit committee (or the compensation committee, if the engagement is related to the terms of service and employment), the board of directors and a Special Majority, in that order. In addition, any such extraordinary transaction with a term of more than three years requires the abovementioned approval every three years unless, with respect to transactions not involving the receipt of services or compensation, the audit committee determines that a longer term is reasonable under the circumstances.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee is responsible for the oversight of our independent auditors’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our auditors. The Audit Committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. The following table sets forth fees for professional services provided by BDO, the Company’s current independent auditor, for the audit of the Company’s financial statements for fiscal years 2012 and 2011, and fees billed for audit-related and other services (in thousands):

	2012	2011
Audit fees (1)	$817	$783
Audit-related fees (2)	-	-
Tax fees (3)	104	97
All other fees (4)	-	-
Total fees	$921	$880

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual consolidated financial statements, reviews of our quarterly financial statements and audit services provided in connection with the filings of Form 8-K, Form 6-K, Form S-3 and Form F-3, and other statutory or regulatory filings. Audit Fees also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting as promulgated by Section 404 of the Sarbanes-Oxley Act.

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

3.1	Amended and Restated Articles of Association, filed with the SEC on April 2, 2013 as Exhibit 3.1 to the Company’s Annual Report on 10-K.
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

10.13
Lease Agreement, dated January 2, 2013, by and between magicJack LP and Fast Transport LLC, a Limited Liability Company owned by Daniel Borislow, filed with the SEC on April 2, 2013 as Exhibit 10.13 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.14
Executive Employment Agreement, effective January 1, 2013, by and between MagicJack VocalTec Ltd and Gerald Vento,* filed with the SEC on April 8, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.15	magicJack VocalTec Ltd. 2013 Long-Term Incentive Plan,* filed with the SEC on April 8, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.16	Stock Option Agreement dated April 2, 2013 with Gerald Vento,* filed with the SEC on April 8, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.17	Form of Restricted Stock Agreement,* filed with the SEC on April 8, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
21.1	List of Subsidiaries, filed with the SEC on April 2, 2013 as Exhibit 21.1 to the Company’s Annual Report on Form 10-K and incorporated herein by reference
23.1	Consent of BDO USA, LLP (previously filed)
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications of CEO and CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: April 30, 2013	/s/ Peter Russo —————————————— Peter Russo Chief Financial Officer and Treasurer Date: April 30, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	April 30, 2013

/s/ Peter Russo —————————————— Peter Russo	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	April 30, 2013

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	April 30, 2013

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	April 30, 2013

—————————————— Tal Yaron-Eldar	Director	April 30, 2013

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	April 30, 2013

/s/ Richard Harris —————————————— Richard Harris	Director	April 30, 2013