Form 10-Q
period 2013-03-31
MAGICJACK VOCALTEC LTD
filed 2013-05-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

There were 18,551,520 shares of ordinary shares with no par value outstanding at April 30, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$40,247	$18,959
Marketable securities, at fair value	8,634	19,390
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $21,718 and $20,498, respectively	5,035	6,004
Inventories	5,142	5,340
Deferred costs	7,170	7,066
Deferred tax assets, curent	1,843	1,114
Deposits and other current assets	957	1,411
Total current assets	69,028	59,284

Property and equipment, net	2,308	2,348
Intangible assets, net	15,211	16,136
Goodwill	32,304	32,304
Deferred tax assets, non-curent	9,831	9,831
Deposits and other non-current assets	829	864
Total assets	$129,511	$120,767
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$7,758	$3,651
Accrued expenses and other current liabilities	7,779	13,569
Deferred revenue, current portion	74,272	67,038
Total current liabilities	89,809	84,258

Deferred revenue, net of current portion	53,700	58,165
Other non-current liabilities	3,958	3,114
Total liabilities	147,467	145,537

Commitments and contingencies (Note 9)
Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized;
24,728 shares issued and outstanding	108,048	108,048
Additional paid-in capital	1,630	1,729
Accumulated other comprehensive loss	(2,213)	(1,494)
Treasury stock (6,176 and 6,018 shares, respectively	(95,495)	(93,541)
Accumulated deficit	(29,926)	(39,512)
Total capital deficit	(17,956)	(24,770)
Total liabilities and capital deficit	$129,511	$120,767

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net revenues	$36,877	$37,587
Cost of revenues	11,143	15,560
Gross profit	25,734	22,027

Operating expenses:
Advertising	2,814	8,704
General and administrative	6,818	6,834
Research and development	862	658
Total operating expenses	10,494	16,196
Operating income	15,240	5,831

Other income (expense):
Gains on investments	527	597
Interest and dividend income	156	251
Interest expense	(93)	(119)
Fair value (loss) gain on common equity put options	(1,047)	1,656
Other income, net	1	10
Total other (expense) income	(456)	2,395
Income before income taxes	14,784	8,226
Income tax expense	5,198	30
Net income	$9,586	$8,196

Income per ordinary share:
Basic	$0.51	$0.39
Diluted	$0.51	$0.39

Weighted average ordinary shares outstanding:
Basic	18,685	21,092
Diluted	18,694	21,240

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net income	$9,586	$8,196
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to gain on investments	362	272
Net unrealized (loss) gain on marketable securities	(1,081)	191
Comprehensive income	$8,867	$8,659

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
(in thousands)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Treasury Stock		Accumulated	Total Capital
	Number	Amount	Capital	Loss	Number	Amount	Deficit	Deficit
Balance, January 1, 2013	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

Treasury stock issued to settle liability	-	-	(99)	-	32	499	-	400
Purchase of treasury stock	-	-	-	-	(190)	(2,453)	-	(2,453)
Unrealized loss on marketable securities	-	-	-	(719)	-	-	-	(719)
Net income	-	-	-	-	-	-	9,586	9,586
Balance, March 31, 2013 (unaudited)	24,728	$108,048	$1,630	$(2,213)	(6,176)	$(95,495)	$(29,926)	$(17,956)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$9,586	$8,196
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	1,237	2,622
Share-based issuance to settle liability	400	225
Depreciation and amortization	1,163	629
Deferred income tax provision	23	24
Interest expense - non-cash	93	119
Gain on investments	(527)	(597)
Fair value loss (gain) on common equity put options	1,047	(1,656)
Contributed services	-	20
Change in operating assets and liabilities
Accounts receivable	(268)	(3,500)
Inventories	198	1,439
Deferred costs	(104)	(1,423)
Deposits and other current assets	454	(581)
Deposits and other non-current assets	17	155
Accounts payable	4,107	(3,710)
Accrued expenses and other current liabilities	(3,568)	2,494
Deferred revenue	2,769	19,707
Other non-current liabilities	(1)	-
Net cash provided by operating activities	16,626	24,163

Cash flows from investing activities:
Purchases of investments	-	(24,462)
Proceeds from sales of investments	10,564	23,192
Purchases of property and equipment	(84)	-
Acquisition of intangible assets	(114)	(1,013)
Net cash provided by (used in) by investing activities	10,366	(2,283)

Cash flows from financing activities:
Purchase of treasury stock	(5,704)	(4,882)
Proceeds from sale of common equity put options	-	1,561
Proceeds from exercise of ordinary share options	-	659
Net cash used in financing activities	(5,704)	(2,662)
Net increase in cash and cash equivalents	21,288	19,218
Cash and cash equivalents, beginning of period	18,959	12,961
Cash and cash equivalents, end of period	$40,247	$32,179

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$1,913	$2
Non-cash investing and financing activities:
Ordinary shares issued for purchase of
intangible asset	$-	$400

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2013 and for the Three Months Periods
Ended March 31, 2013 and 2012 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of voice-over-Internet-Protocol (“VoIP”), the softphone, the magicJack®, the magicJack PLUSTM and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges as low as $20 a year for a right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. The Company intends to expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property rights pending and proprietary technologies. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated financial statements in the period they occur.

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three months ended March 31, 2013 and 2012 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $32.1 million and $28.9 million for the three months ended March 31, 2013 and 2012, respectively. The Company also provides its customers the ability to make prepaid calls using the magicJack, magicJack PLUS and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $3.2 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, the Company’s diluted earnings per ordinary share for the three months ended March 31, 2012 were increased by approximately $0.15 per ordinary share.

The Company has evaluated all subsequent events through the date the accompanying unaudited consolidated financial statements were issued.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2013 may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income tax valuation allowance (and related matters), the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

Revenues

Revenue consists of revenue from sales of magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges for telecommunication usage. Revenue is recorded net of sales returns and allowances.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2013 and 2012, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1.2 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively.

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack and magicJack PLUS units and sales of telecommunication service agreements received in advance of revenue recognition. The Company bills and collects in advance for magicJack and magicJack PLUS units, which include the access right for the software to access its servers for one year in order to obtain free domestic local and long distance broadband telephone service. The Company also bills for extended service agreements. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s unaudited condensed consolidated balance sheets. The remaining amounts are classified as non-current in the unaudited condensed consolidated balance sheets and included in deferred revenue, net of current portion.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.4 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital deficit in the condensed consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Securities sold, not yet purchased are considered liabilities, and are included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. These liabilities are recorded at fair value with any unrealized gains and losses recognized as gains or losses on investments in the Company’s unaudited condensed consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

Common Equity Put Options

Common equity put option (“put option”) contracts sold in connection with the Company’s share repurchase program may expire unexercised or be assigned to the Company on or before the contract expiration date. Put option contracts exercised result in the Company purchasing its ordinary shares. Put option contracts outstanding at the end of a period are liabilities under ASC Subtopic 480-10, “Distinguishing Liabilities from Equity,” and are included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as fair value gains (losses) on common equity put options in the Company’s unaudited condensed consolidated statements of operations.

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

The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At March 31, 2013, the Company had cash and cash equivalents totaling $40.2 million, which included (i) $40.0 million in U.S. banks, and (ii) $0.2 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $4.5 million in one individual financial institution, were fully insured, except for $2.6 million that exceed insurance limits at March 31, 2013. The Company had money market accounts with a brokerage institution with balances totaling approximately $35.5 million, which is covered by Securities Investor Protection Corporation (SIPC). The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts.

One telecommunication carrier accounted for approximately 66% and 63% of gross accounts receivable at March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, no telecommunication carrier accounted for more than 10% of the Company’s total net revenue.

No U.S. retail customer accounted for more than 10% of gross accounts receivable at March 31, 2013 and December 31, 2012. For the three months ended March 31, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of March 31, 2013 and December 31, 2012, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011 and May 2012, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next three years, beginning May 31, 2013. The liability for such payments has been discounted at a rate of 10% to a total fair value of $ $4.0 million and $3.9 million at March 31, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at March 31, 2013 and December 31, 2012, and $2.5 million and $2.4 million included in other non-current liabilities in the Company’s March 31, 2013 and December 31, 2012 unaudited condensed consolidated balance sheets, respectively. The Company believes that the $4.0 million carrying value at March 31, 2013 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.5 million unamortized discount at March 31, 2013 is being amortized using the effective interest method and recorded as interest expense in the Company’s unaudited condensed consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s unaudited condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of March 31, 2013, there were no common equity put options outstanding. At December 31, 2012, outstanding common equity put options had a fair value of $2.2 million, which was included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheet.

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

Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at March 31, 2013.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2012, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There were no goodwill impairment indicators as of March 31, 2013.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates.  Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, the Company, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. No adjustments were made during the three months ended March 31, 2013.

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

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2013 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2012. At March 31, 2013, the estimated annual effective tax rate is expected to approximate 35.2%, which includes state and local taxes. This rate may fluctuate due to the timing of other discrete period transactions during the remainder of the year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of March 31, 2013 and December 31, 2012, the available-for-sale securities consisted primarily of debt and equity securities, which are invested in the following (in thousands):

	March 31, 2013 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$6,640	$-	$(2,417)
Debt securities	1,994	204	-
Total	$8,634	$204	$(2,417)

	December 31, 2012
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,983	$-	$(1,074)
Debt securities	11,407	-	(420)
Total	$19,390	$-	$(1,494)

The fair value of common equity securities at March 31, 2013 and December 31, 2012 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of debt securities at March 31, 2013 and December 31, 2012 was determined based on valuations based on inputs other than quoted prices included within Level 1 that are directly observable for the asset, which are Level 2 inputs.

As of March 31, 2013, the Company considers the declines in fair value of its common equity securities to be temporary in nature and does not consider those investments other-than-temporarily impaired. Fair values are determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the quality of the issuer, the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer before and after the decline in market value, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. Management intends to hold its common equity securities and has determined there is no other-than-temporary impairment of such securities at March 31, 2013.

Gain on investments for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.6 million, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.4 million and $0.3 million, respectively.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$3,525	$3,009
Finished goods	1,617	2,331
Total	$5,142	$5,340

Raw materials represent components used in the manufacturing of the magicJack, magicJack PLUS and any upcoming product releases, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack PLUS units on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the three months ended March 31, 2013. The Company wrote-off approximately $0.4 million of obsolete inventory during the three months ended March 31, 2012.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31,		December 31,
	(in years)	2013		2012
		(Unaudited)
Switches	3 - 15	$7,099		$7,099
Computers	3	2,278		2,194
Furniture	5	160	**	173
Leasehold-improvements	*	227		227
Accumulated depreciation
and amortization		(7,456	)**	(7,345)
Total		$2,308		$2,348

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.
** Includes the disposal of approximately $13 thousand in fully depreciated furniture during the three months ended March 31, 2013.

Depreciation expense for the three months ended March 31, 2013 and 2012 was $0.1 million.

NOTE 6 – INTANGIBLES ASSETS

As of March 31, 2013 and December 31, 2012, the Company had intangible assets with carrying values of $15.2 million and $16.1 million, respectively. Identified intangible assets not subject to amortization consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.6 and $1.5 million as of March 31, 2013 and December 31, 2012, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		March 31, 2013 (Unaudited)				December 31, 2012
	Estimated Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(3,996)	$1,225	6.83	$5,221	$(3,735)	$1,486	6.69
Intellectual property rights	3 - 17	14,161	(3,327)	10,834	4.72	14,161	(2,772)	11,389	4.91
Covenant not-to-sue	5	2,085	(764)	1,321	3.17	2,085	(660)	1,425	3.42
Tradename	3 - 6	321	(256)	65	2.75	321	(250)	71	3.00
Customer relationships	5 - 7	750	(577)	173	4.33	750	(464)	286	4.55
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$23,338	$(9,720)	$13,618		$23,338	$(8,681)	$14,657

Amortization expense for the three months ended March 31, 2013 and 2012 were $1.0 million and $0.5 million, respectively. Amortization expense for the three months ended March 31, 2013 included a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013. Based on the carrying value of identified intangible assets recorded at March 31, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2013	$2,545
2014	3,252
2015	2,624
2016	1,565
2017	1,331
Thereafter	2,301
$13,618

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the condensed consolidated balance sheets.

Deferred revenues are comprised of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012

magicJack and magicJack PLUS product	$30,654	$31,481
Access right renewals	41,010	32,969
Prepaid minutes	2,608	2,588
Deferred revenue, current	74,272	67,038

Deferred revenue, non-current*	53,700	58,165
Total deferred revenues	$127,972	$125,203

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $6.0 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 – OTHER LIABILITIES

As of March 31, 2013 and December 31, 2012, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company was required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $4.0 million and $3.9 million at March 31, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at March 31, 2013 and December 31, 2012, and $2.5 million and $2.4 million included in other non-current liabilities in the accompanying March 31, 2013 and December 31, 2012 unaudited condensed consolidated balance sheets, respectively.

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

NOTE 10 –TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum of $100 million. In January 2012, the Board of Directors increased the Company's stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of its ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of its ordinary shares, representing a cumulative repurchase authority granted to us of $100 million as of March 31, 2013. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through March 31, 2013. At March 31, 2013, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

The Stock Repurchase Program

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average price paid for ordinary shares it purchases. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of the Company’s ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) the Company’s financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. There were no outstanding put option contracts at March 31, 2013.

Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the three months ended March 31, 2013 and 2012, the Company expended approximately: (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the three months ended March 31, 2013, and (ii) $3.0 million purchasing 313,100 shares of outstanding ordinary shares at an average price of $9.43 during the three months ended March 31, 2012.

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a liability in the three months ended March 31, 2013.

The changes in treasury stock during the three months ended March 31, 2013 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2013
	Number	Amount
	(Unaudited)
Balance, beginning of period	6,018,246	$93,541
Ordinary shares purchased through
the stock repurchase program	190,000	2,453
Treasury stock issued to settle liability	(32,129)	(499)
Balance, end of period	6,176,117	$95,495

NOTE 11 – INCOME TAXES

Total income tax expense was $5.2 million and $30 thousand for the three months ended March 31, 2013 and 2012, respectively.Income taxes for the three months ended March 31, 2013 and 2012 are the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Income before taxes	$14,784	$8,226
Income tax expense	5,198	30
Effective income tax rate	35.16%	0.36%

Income tax expense for the three months ended March 31, 2012 was offset by the utilization of net operating loss carryforwards. The income tax provision also includes state and local income taxes. There are no income taxes associated with accumulated other comprehensive loss.

The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the three months ended March 31, 2013 was slightly more than the federal statutory rate due, in part, due to items that are not deductible for tax purposes and state income tax expense offset by our Israeli operations. The 2013 estimated annual effective tax rate is expected to approximate 35.2%, but may fluctuate each quarter due to the timing of other discrete period transactions.

NOTE 12 – INCOME PER SHARE

Net Income per share – basic, is calculated by dividing net income by the weighted average number of ordinary shares outstanding during each period. Net income per share – diluted, is computed by dividing net income attributable to shareholders and dividing it by the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2013	2012
Numerator:	(Unaudited)	(Unaudited)
Net income	$9,586	$8,196

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	18,685	21,092
Effect of dilutive options to purchase ordinary shares	9	86
Effect of dilutive options exercised or expired during the year	-	41
Effect of dilutive common equity put options outstanding	-	21
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	18,694	21,240

Net income per ordinary share attributable to shareholders
Basic	$0.51	$0.39
Diluted	$0.51	$0.39

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012, as well as  our Annual Report on Form 10-K for the year ended December 31, 2012. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

Overview

magicJack VocalTec Ltd. and its Subsidiaries (the "Company") is a cloud communications leader that is the inventor of VoIP, the softphone, the magicJack, the magicJack PLUS and other award winning magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as low as $20 a year for an access right to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

We are a vertically integrated group of companies. We own a micro processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We intend to expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property right pending and proprietary technologies. We also wholesale telephone service to VoIP providers and telecommunication carriers.

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

Basis of Presentation

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We prepare our consolidated financial statements on the basis of being a single reporting entity. Over 90% of our revenues in the three months ended March 31, 2013 and 2012 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2013, may not be indicative of the results for the entire year. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

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

REVENUE RECOGNITION

Revenues consists of revenue from sales of the magicJack and magicJack PLUS to retailers, wholesalers or directly to customers, access rights fees, fees charged for shipping the magicJack and magicJack PLUS, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges for telecommunication usage. Revenue is recorded net of sales returns and allowances.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three months ended March 31, 2013 and 2012, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, we, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. No adjustments were made during the three months ended March 31, 2013,

We assess our income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2013 and certain other deferred tax assets were recognized are for financial reporting purposes at December 31, 2012. At March 31, 2013, the estimated annual effective tax rate is expected to approximate 35.2%, which includes state and local taxes. This rate may fluctuate due to the timing of other discrete period transactions during the remainder of the year.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The condensed consolidated statements of operations below have been expanded to show the composition of our net revenue and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2013 Compared to
	2013	2012	2012
Net Revenues
Sale of magicJack and magicJack PLUS	$15,021	$14,970	$51	0.3%
Access right renewals	13,520	10,263	3,257	31.7
Shipping and handling	980	1,190	(210)	(17.6)
magicJack-related products	2,617	2,485	132	5.3
Prepaid minutes	3,233	5,847	(2,614)	(44.7)
Access and wholesale charges	1,543	1,907	(364)	(19.1)
Other	(37)	925	(962)	(104.0)
Total Net Revenue	36,877	37,587	(710)	(1.9)

Cost of Revenues
Cost of magicJack and magicJack PLUS sold	2,280	4,850	(2,570)	(53.0)
Shipping and handling	584	1,009	(425)	(42.1)
Credit card processing fees	768	1,112	(344)	(30.9)
Network and carrier charges	5,997	7,609	(1,612)	(21.2)
Other	1,514	980	534	54.5
Total Cost of Revenues	11,143	15,560	(4,417)	(28.4)
Gross Profit	25,734	22,027	3,707	16.8

Operating expenses:
Advertising	2,814	8,704	(5,890)	(67.7)
General and administrative	6,818	6,834	(16)	(0.2)
Research and development	862	658	204	31.0
Total operating expenses	10,494	16,196	(5,702)	(35.2)
Operating income	15,240	5,831	9,409	161.4

Other income (expense):
Gains on investments	527	597	(70)*
Interest and dividend income	156	251	(95)*
Interest expense	(93)	(119)	26 *
Fair value (loss) gain on common equity put options	(1,047)	1,656	(2,703)*
Other income, net	1	10	(9)*
Total other (expense) income	(456)	2,395	(2,851)*
Income before income taxes	14,784	8,226	6,558	79.7
Income tax expense	5,198	30	5,168 *
Net income	$9,586	$8,196	$1,390	17.0

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Net Revenues

Total net revenue was $36.9 million and $37.6 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $0.7 million, or 1.9%. The decrease in the components of net revenues was primarily attributable to the following:

•
$2.6 million decrease in revenues from prepaid minutes primarily as a result of the Company making an operational change in the three months ended March 31, 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•
a $1.0 million decrease in non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012 in order to focus on our internal needs; and

•	a $0.4 million decrease in revenues from access and wholesale charges.

These decreases in components of net revenue were partially offset by a $3.3 million increase in access right renewal revenues as a result of the impact of price increases effective in early 2012 and higher number of active devices beyond its first year of service.

For the three months ended March 31, 2013 and 2012, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 74% and 60%, respectively, of sales of all magicJack and magicJack PLUS units sold. For the same periods, direct sales represented approximately 26% and 40%, respectively, of magicJack and magicJack PLUS units sold. For the three months ended March 31, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $11.1 million and $15.6 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of approximately $4.4 million, or 28.4%. This decrease in cost of revenues was primarily attributable to: (i) a $2.6 million decrease driven by the favorable impact of a settlement with a retail sales broker and lower inventory cost of magicJack PLUS units sold, (ii) a $1.6 million reduction in network and carrier charges as we discontinued selling to certain high-cost wholesalers and continued effort to negotiate better rates with other carriers, and (iii) a combined $0.8 million decrease in shipping and handling costs and credit card processing fees primarily as a result of fewer units sold in the three months ended March 31, 2013 as we started preparing to launch a new product in mid 2013.

These decreases in cost of revenues were partially offset by a $0.5 million net increase in cost of other revenues primarily due to higher personnel-related costs and higher amortization expense due to certain intangible assets purchased in mid 2012 and a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which we discontinued selling in 2013, offset in part by reduced costs of non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses was $10.5 million and $16.2 million for three months ended March 31, 2013 and 2012, respectively, representing a decrease of $5.7 million, or 35.2%. This decrease in operating expenses was primarily due to a $5.9 million decrease in advertising-related expenses driven by a reduction in long-form and short-form advertising for the magicJack PLUS as we started preparing to launch a new product in mid 2013.

Our combined advertising-related expenses decreased by approximately 67.7% for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 in part because the legacy value of our short and long-form advertising has not required continued reinforcement. Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2013 was ($0.5) million, as compared to $2.4 million for the three months ended March 31, 2012, representing a decrease of $2.9 million. This decrease in other income (expense) was primarily due to changes in the item discussed below.

           Fair Value (Loss) Gain on Common Equity Put Options

Fair value (loss) gain on common equity put options for three months ended March 31, 2013 and 2012, was ($1.0) million and $1.7 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $5.2 million and $30 thousand for the three months ended March 31, 2013 and 2012, respectively. Income taxes for the three months ended March 31, 2013 and 2012 are the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Income before taxes	$14,784	$8,226
Income tax expense	5,198	30
Effective income tax rate	35.16%	0.36%

Income tax expense for the three months ended March 31, 2012 was offset primarily by the utilization of net operating loss carryforwards. At December 31, 2012, we released $10.9 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue of  that are expected to be realized in 2013, 2014 and 2015. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The actual effective tax rate may fluctuate in the future as a result of the realization of previously unrecognized deferred tax assets, discrete period transactions which may have different tax consequences and changes in enacted tax rates.

Refer to Note 11, “Income Taxes,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income increased to $9.6 million in the three months ended March 31, 2013, as compared to $8.2 million in the three months ended March 31, 2012. Net income per diluted share increased to $0.51 per ordinary share the three months ended March 31, 2013, as compared to $0.39 per ordinary share in the prior year comparable period as a result of increased profitability and a decrease of approximately 2.5 million (or 12%) in the weighted average number of diluted ordinary shares outstanding in the three months ended March 31, 2013 as compared to the prior year comparable period due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of March 31, 2013, we had cash and cash equivalents of $40.2 million, available-for-sale marketable securities of $8.6 million and accounts receivables of $5.0 million. Our accounts payable at March 31, 2013 was $7.8 million.

During the three months ended March 31, 2013, we generated positive operating cash flows of $16.6 million, as compared to $24.2 million for three months ended March 31, 2012. The $7.5 million decrease was primarily due to higher sales of access right renewals in the three months ended March 31, 2012 in anticipation of a price increase, offset in part by increased profitability. Net income was $9.6 million for the three months ended March 31, 2013 as compared to $8.2 million for the three months ended March 31, 2012. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $16.6 million and $24.2 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, net cash provided by operating activities was primarily attributable to: (i) a $9.6 million net income, (ii) $4.1 million increase in accounts payable due to the estimated federal income tax payable, (iii) $2.8 million increase in deferred revenues primarily attributable to higher sales of access right renewals, and (iv) $3.4 million in non-cash items consisting of a $1.2 million provision for billing adjustments, $1.2 million for depreciation and amortization expense, a $0.5 million combined net loss on common equity put options and investments and $0.4 million in treasury stock issued to settle a liability. These items were partially offset by a $3.6 million decrease in accrued expenses and other current liabilities primarily as a result of previously outstanding put option contracts being assigned to us and the favorable impact of a settlement with a retail sales broker.

During the three months ended March 31, 2012, net cash provided by operating activities was primarily attributable to: (i) a $19.7 million increase in deferred revenues attributable to strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of access right renewals in anticipation of a price increase, (ii) a $2.5 million increase in accrued expenses and other current liabilities as a result of the Company holding short position in certain investments and timing of bills received from vendors, (iii) a $1.4 million decrease in inventories as a result of strong sales of the magicJack PLUS since its introduction in September 2011, which resulted in depletion of inventory built up in late 2011, as well as a $0.4 million write down of obsolete inventories, (iv) $1.4 million in non-cash expenses primarily as a result of a provision for billing adjustments, depreciation and amortization expense, offset in part by a combined $2.3 million in fair value gains on common equity put options and investments. These items were partially offset by: (i) a $3.7 million decrease in accounts payable primarily due to timing of payments to our vendors, (ii) a $3.5 million increase in accounts receivables due to the strong sales of the magicJack PLUS to retailers, and (iii) a $1.4 million increase in deferred costs.

Cash Flow – Investing Activities

Net cash provided by (used in) investing activities was $10.5 million and ($2.3) million for the three months ended March 31, 2013, and 2012, respectively.

Net cash provided by investing activities during the three months ended March 31, 2013 was primarily attributable to $10.6 million proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Net cash used in investing activities during the three months ended March 31, 2012 was primarily attributable to: (i) $6.4 million net purchase of marketable securities, and (ii) $1.0 million used to purchase certain intangible assets. These used of cash were partially offset by $5.2 million net proceeds from sale of short investment positions.

Cash Flow –Financing Activities

Net cash used in financing activities was $5.7 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in financing activities during the three months ended March 31, 2013 consisted of $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program. Net cash used in financing activities during the three months ended March 31, 2012 primarily consisted of $4.9 million in cash used to purchase ordinary shares as part of our stock repurchase program, partially offset by: (i) $1.6 million in premiums received from the sale of common equity put options in connection with our share repurchase program, and (ii) $0.7 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our stock repurchase program.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate. In January 2012, the Board of Directors increased our stock repurchase program by $20 million to $55 million. In April 2012, the Board of Directors authorized the repurchase an additional $20 million of our ordinary shares. In June 2012, the Board of Directors further authorized the repurchase of an additional $25 million of our ordinary shares. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through March 31, 2013. At March 31, 2013, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

We have sold put option contracts and purchased call option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the three months ended March 31, 2013 and 2012, we expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the three months ended March 31, 2013, and (ii) $3.0 million purchasing 313,100 shares of outstanding ordinary shares at an average price of $9.43 during the three months ended March 31, 2012.

Other Liabilities

As of March 31, 2013, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make three non-interest bearing future annual payments of $1.5 million beginning May 31, 2013. The liability for such payments has been discounted at a rate of 10% to a net present value of $4.0 million at March 31, 2013. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included elsewhere herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. Our adoption of this standard did not have a significant impact on our consolidated financial statements. Our accumulated other comprehensive loss is comprised of one item pertaining to unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of March 31, 2013.

Exposure to Exchange Rates

Our overseas expenses are incurred primarily in connection with the manufacturing of the magicJack devices and expenses related to our operations in Israel. The majority of our overseas expenses are influenced by exchange rate fluctuations in local currencies, including NIS, Hong Kong dollars, Taiwan dollars and Chinese yuan. Due to the small percentage of our expenses that are influenced by exchange rate fluctuations, a 10% movement in currency exchange rates would not materially impact our results of operations.

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

Our Investments

As a result of the Company investing its excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At March 31, 2013, we did not have any short positions in put option contracts and long positions in call option contracts.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At March 31, 2013, we did not have any outstanding put option contracts.

ITEM 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of the previously reported deficiency in internal control over financial reporting that it considers to be a material weakness, management has concluded that disclosure controls and procedures were not effective at March 31, 2013. Steps being undertaken to remediate these weaknesses are discussed below.

Changes in Internal Control Over Financial Reporting

The Company is continuing to reinforce its existing processes for the resolution of significant tax matters and for determining, documenting, tracking and adjusting our deferred tax assets and liabilities that fully analyzes the issues and provides sufficient authority for the Company’s positions. The Company believes the steps being taken to remediate this weakness are appropriate and the Company expects it to be fully remediated before the end of the Company’s fiscal year.

Notwithstanding the material weakness described above, management has concluded that the Company’s consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors had authorized an ongoing stock repurchase program with a total cumulative repurchase authority granted to us of $100.0 million as of March 31, 2013. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2013 there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the three months ended March 31, 2013.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
January 1, 2013 - January 31, 2013	0	$-	0	$11,945
February 1, 2013 - February 28, 2013	0	$-	0	$11,945
March 1, 2013 - March 31, 2013	190,000	$17.27	190,000	$8,663
Total	190,000		190,000

* May represent shares acquired as a result of common equity put options being assigned to us, common equity call options being exercised by us, or throught open market purchases.
** After taking into consideration the proceeds from sale of common equity put options contracts that were assigned to us or expired unxercised, we expended approximately $3.3 million during the three months ended March 31, 2013 for repurchases of our ordinary shares. Refer to Note 10, "Treasury Stock and Fair Value (Loss) Gain on Common Equity Put Options," in the Notes to our unaudited condensed consolidated financial statements included elsewhere herein for further details.

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

magicJack VocalTec Ltd. Registrant

Dated: May 9, 2013	/s/ Gerald Vento Gerald Vento President and Chief Executive Officer

Dated: May 9, 2013	/s/ Peter Russo Peter Russo Chief Financial Officer and Treasurer