Form 10-Q
period 2013-06-30
MAGICJACK VOCALTEC LTD
filed 2013-08-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

There were 18,717,823 shares of ordinary shares with no par value outstanding at July 31, 2013.

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

•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	references to “NASDAQ” are to the NASDAQ Global Stock Market; and

•	references to the “SEC” are to the United States Securities and Exchange Commission.

•	references to the “magicJack devices” are to the original magicJack®, the magicJack PLUSTM and the New magicJack PLUS.

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,625	$18,959
Marketable securities, at fair value	5,948	19,390
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $5,427 and $20,498, respectively	4,054	6,004
Inventories	6,485	5,340
Deferred costs	6,277	7,066
Deferred tax assets, curent	1,843	1,114
Prepaid income taxes	2,647	98
Deposits and other current assets	935	1,313
Total current assets	70,814	59,284

Property and equipment, net	2,189	2,348
Intangible assets, net	13,965	16,136
Goodwill	32,304	32,304
Deferred tax assets, non-curent	9,831	9,831
Deposits and other non-current assets	644	864
Total assets	$129,747	$120,767
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$2,389	$3,651
Accrued expenses and other current liabilities	12,853	13,569
Deferred revenue, current portion	69,193	67,038
Total current liabilities	84,435	84,258

Deferred revenue, net of current portion	55,082	58,165
Other non-current liabilities	2,574	3,114
Total liabilities	142,091	145,537

Commitments and contingencies (Note 9)
Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized;
24,728 shares issued and outstanding	108,048	108,048
Additional paid-in capital	1,630	1,729
Accumulated other comprehensive loss	(3,109)	(1,494)
Treasury stock (6,176 and 6,018 shares, respectively)	(95,495)	(93,541)
Accumulated deficit	(23,418)	(39,512)
Total capital deficit	(12,344)	(24,770)
Total liabilities and capital deficit	$129,747	$120,767

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$32,902	$38,559	$69,779	$76,146
Cost of revenues	12,056	15,059	23,199	30,619
Gross profit	20,846	23,500	46,580	45,527

Operating expenses:
Advertising	2,757	5,740	5,571	14,444
General and administrative	6,676	6,872	13,494	13,706
Research and development	1,774	570	2,636	1,228
Total operating expenses	11,207	13,182	21,701	29,378
Operating income	9,639	10,318	24,879	16,149

Other income (expense):
Gains on investments	195	235	722	832
Interest and dividend income	74	201	230	452
Interest expense	(84)	(105)	(177)	(224)
Fair value (loss) gain on common equity put options	-	(371)	(1,047)	1,285
Other income, net	-	11	1	21
Total other income (expense)	185	(29)	(271)	2,366
Income before income taxes	9,824	10,289	24,608	18,515
Income tax expense	3,316	19	8,514	49
Net income	$6,508	$10,270	$16,094	$18,466

Income per ordinary share:
Basic	$0.35	$0.51	$0.86	$0.89
Diluted	$0.35	$0.50	$0.86	$0.87

Weighted average ordinary shares outstanding:
Basic	18,552	20,211	18,618	20,652
Diluted	18,560	20,586	18,627	21,317

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$6,508	$10,270	$16,094	$18,466
Other comprehensive income (loss):
Reclassification of unrealized (gain) loss on marketable
securities to gains on investments	(204)	267	420	539
Net unrealized loss on marketable securities	(692)	(434)	(2,035)	(243)
Comprehensive income	$5,612	$10,103	$14,479	$18,762

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
(in thousands)

	Ordinary Shares		Additional Paid-in	Accumulated Other Comprehensive	Treasury Stock		Accumulated	Total Capital
	Number	Amount	Capital	Loss	Number	Amount	Deficit	Deficit
Balance, January 1, 2013	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

Treasury stock issued to settle liability	-	-	(99)	-	32	499	-	400
Purchase of treasury stock	-	-	-	-	(190)	(2,453)	-	(2,453)
Unrealized loss on marketable securities	-	-	-	(1,615)	-	-	-	(1,615)
Net income	-	-	-	-	-	-	16,094	16,094
Balance, June 30, 2013 (unaudited)	24,728	$108,048	$1,630	$(3,109)	(6,176)	$(95,495)	$(23,418)	$(12,344)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$16,094	$18,466
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	2,000	4,550
Share-based issuance to settle liability	400	372
Depreciation and amortization	2,531	1,250
Deferred income tax provision	47	46
Interest expense - non-cash	177	224
Gains on investments	(722)	(832)
Fair value loss (gain) on common equity put options	1,047	(1,285)
Contributed services	-	40
Change in operating assets and liabilities:
Accounts receivable	(50)	(3,583)
Inventories	(1,145)	658
Deferred costs	789	(1,978)
Deposits and other current assets	305	449
Prepaid income taxes	(2,549)	(1,000)
Deposits and other non-current assets	184	146
Accounts payable	(1,262)	(2,338)
Accrued expenses and other current liabilities	1,524	2,658
Deferred revenue	(928)	18,283
Other non-current liabilities	7	(6)
Net cash provided by operating activities	18,449	36,120

Cash flows from investing activities:
Purchases of investments	-	(42,938)
Proceeds from sales of investments	12,622	60,711
Purchases of property and equipment	(84)	(217)
Acquisition of intangible assets	(117)	(1,228)
Net cash provided by investing activities	12,421	16,328

Cash flows from financing activities:
Purchase of treasury stock	(5,704)	(45,740)
Proceeds from sale of common equity put options	-	14,690
Proceeds from exercise of ordinary share options	-	1,171
Payment of other non-current liabilities	(1,500)	(1,500)
Net cash used in financing activities	(7,204)	(31,379)
Net increase in cash and cash equivalents	23,666	21,069
Cash and cash equivalents, beginning of period	18,959	12,961
Cash and cash equivalents, end of period	$42,625	$34,030

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$12,078	$2
Non-cash investing and financing activities:
Ordinary shares issued for purchase of
intangible asset	$-	$400

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2013 and for the Three and Six Months Periods
Ended June 30, 2013 and 2012 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, a softphone company, and the developer and provider of the magicJack product line. The Company intends to expand these existing platforms to allow its customers to use search, shopping, click-to-call and other services via the Internet through intellectual property rights pending and proprietary technologies. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three and six months ended June 30, 2013 and 2012 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $28.2 million and $33.2 million for the three months ended June 30, 2013 and 2012, respectively, and $60.4 million and $62.1 million for the six months ended June 30, 2013 and 2012, respectively. The Company also provides its customers the ability to make prepaid calls using a magicJack device or magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $3.2 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6.4 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, the Company’s diluted earnings per ordinary share for the six months ended June 30, 2012 were increased by approximately $0.14 per ordinary share.

The Company has evaluated all subsequent events through the date the accompanying consolidated financial statements were issued.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2013 may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income tax valuation allowance (and related matters), the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges. Revenue is recorded net of sales returns and allowances.

Revenue Recognition

magicJack Devices Revenue

The Company recognizes revenues from sales and shipping of direct sales of magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2013 and 2012, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments of $0.8 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack devices and sales of telecommunication service agreements received in advance of revenue recognition. The Company bills and collects in advance for magicJack Devices, which include the access right for the software to access its servers for an initial access right period in order to obtain free domestic local and long distance broadband telephone service. The Company also bills for extended service agreements. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s condensed consolidated balance sheets. The remaining amounts are classified as non-current in the condensed consolidated balance sheets and included in deferred revenue, net of current portion.

Cost of Revenues

Cost of revenues includes direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, servers maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack devices are deferred on shipment and charged to cost of sales ratably over the initial access right period. Deferred costs are included in current assets in the Company’s condensed consolidated balance sheets.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.2 million for the three months ended June 30, 2013 and 2012, and $2.5 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss and as a separate component of capital deficit in the condensed consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Securities sold, not yet purchased are considered liabilities, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. These liabilities are recorded at fair value with any unrealized gains and losses recognized as gains or losses on investments in the Company’s condensed consolidated statements of operations as the Company is liable for the current market price as of the balance sheet date.

Common Equity Put Options

Common equity put option (“put option”) contracts sold in connection with the Company’s share repurchase program may expire unexercised or be assigned to the Company on or before the contract expiration date. Put option contracts exercised result in the Company purchasing its ordinary shares. Put option contracts outstanding at the end of a period are liabilities under ASC Subtopic 480-10, “Distinguishing Liabilities from Equity,” and are included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as fair value gains (losses) on common equity put options in the Company’s condensed consolidated statements of operations.

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

The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At June 30, 2013, the Company had cash and cash equivalents totaling $42.6 million, which included (i) $42.3 million in U.S. banks, and (ii) $0.3 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.9 million in one individual financial institution, were fully insured, except for $0.4 million that exceed insurance limits at June 30, 2013. The Company had money market accounts with a financial institution with balances totaling approximately $40.3 million.

One telecommunication carrier accounted for approximately 22% and 63% of gross accounts receivable at June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013 and 2012, no telecommunication carrier accounted for more than 10% of the Company’s total net revenues.

No retail customer accounted for more than 10% of gross accounts receivable at June 31, 2013 and December 31, 2012. For the three and six months ended June 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of June 30, 2013 and December 31, 2012, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012 and May 2013, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next two years, beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a total fair value of $2.6 million and $3.9 million at June 30, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at June 30, 2013 and December 31, 2012, and $1.1 million and $2.4 million included in other non-current liabilities in the Company’s June 30, 2013 and December 31, 2012 condensed consolidated balance sheets, respectively. The Company believes that the $2.6 million carrying value at June 30, 2013 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.4 million unamortized discount at June 30, 2013 is being amortized using the effective interest method and recorded as interest expense in the Company’s condensed consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of June 30, 2013, there were no common equity put options outstanding. At December 31, 2012, outstanding common equity put options had a fair value of $2.2 million, which was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

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

Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at June 30, 2013.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2012, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There were no goodwill impairment indicators as of June 30, 2013.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates.  Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, the Company, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. No adjustments were made during the three and six months ended June 30, 2013.

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

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2013 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2012. At June 30, 2013, the estimated annual effective tax rate is expected to approximately 34.6%, which includes state and local taxes. This rate may fluctuate in the future if we are able to realize additional tax benefits or utilize available tax strategies, as well as due to the timing of other discrete period transactions during the remainder of the year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of June 30, 2013 and December 31, 2012, the available-for-sale securities consisted primarily of debt and equity securities, which are invested in the following (in thousands):

	June 30, 2013 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$5,948	$-	$(3,109)

	December 31, 2012
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,983	$-	$(1,074)
Debt securities	11,407	-	(420)
Total	$19,390	$-	$(1,494)

The fair value of common equity securities at June 30, 2013 and December 31, 2012 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of debt securities at December 31, 2012 was determined based on valuations based on inputs other than quoted prices included within Level 1 that are directly observable for the asset, which are Level 2 inputs.

As of June 30, 2013, the Company considers the declines in fair value of its common equity securities to be temporary in nature and does not consider those investments other-than-temporarily impaired. Fair values are determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the quality of the issuer, the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer before and after the decline in market value, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Management intends to hold its common equity securities and has determined there is no other-than-temporary impairment of such securities at June 30, 2013.

Gains on investments for the three months ended June 30, 2013 and 2012 was $0.2 million, and included reclassification of unrealized gain (loss) on marketable securities from other comprehensive gains (losses) on investments of $0.2 million and $(0.3) million, respectively. Gains on investments for the six months ended June 30, 2013 and 2012 was $0.7 million and $0.8 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.2 million and $0.5 million, respectively.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$2,385	$3,009
Finished goods	4,100	2,331
Total	$6,485	$5,340

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the six months ended June 30, 2013. The Company wrote-off approximately $1.4 million of obsolete inventory during the six months ended June 30, 2012.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2013	2012
		(Unaudited)
Switches	3 - 15	$7,099	$7,099
Computers	3	2,278	2,194
Furniture	5	160	173
Leasehold-improvements	*	227	227
Accumulated depreciation
and amortization		(7,575)	(7,345)
Total		$2,189	$2,348

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $0.1 million. Depreciation expense for the six months ended June 30, 2013 and 2012 was $0.2 million and $0.3 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of June 30, 2013 and December 31, 2012, the Company had intangible assets with carrying values of $14.0 million and $16.1 million, respectively. Identified intangible assets not subject to amortization at June 30, 2013 consisted of tradename and domain names with combined carrying value of $1.2 million. Identified intangible assets not subject to amortization at December 31, 2012 consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	June 30, 2013 (Unaudited)				December 31, 2012
	Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,082)	$1,139	6.61	$5,221	$(3,735)	$1,486	6.69
Intellectual property rights	3 - 17	14,161	(4,026)	10,135	4.54	14,161	(2,772)	11,389	4.91
Covenant not-to-sue	5	2,085	(869)	1,216	2.92	2,085	(660)	1,425	3.42
Tradename	3 - 6	321	(262)	59	2.50	321	(250)	71	3.00
Customer relationships	5 - 7	750	(530)	220	4.08	750	(464)	286	4.55
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$23,338	$(10,569)	$12,769		$23,338	$(8,681)	$14,657

Amortization expense for the three months ended June 30, 2013 and 2012 were $1.2 million and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 were $2.3 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at June 30, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2013	$1,696
2014	3,252
2015	2,624
2016	1,565
2017	1,331
Thereafter	2,301
$12,769

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the condensed consolidated balance sheets.

Deferred revenues are comprised of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012

magicJack devices	$27,164	$31,481
Access right renewals	39,444	32,969
Prepaid minutes	2,585	2,588
Deferred revenue, current	69,193	67,038

Deferred revenue, non-current*	55,082	58,165
Total deferred revenues	$124,275	$125,203

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $5.3 million and $6.9 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $11.3 million and $14.6 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – OTHER LIABILITIES

As of June 30, 2013 and December 31, 2012, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company was required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $2.6 million and $3.9 million at June 30, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities and the remaining portion included in other non-current liabilities in the accompanying June 30, 2013 and December 31, 2012 condensed consolidated balance sheets, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular fiscal year or quarter.

On April 22, 2013, Arthur M. Bussel (a/k/a "Mel Arthur"), Lori A. Bussel and As Seen On TV US filed a lawsuit against Daniel M. Borislow, "magicJack VocalTec LLC," and YMax Corporation in Florida's Sixth Judicial Circuit Court, Pinellas County for various claims including breach of contract. The suit is captioned Bussel v. Borislow, et al., Case No. 13-004178-Cl. Without the Company's knowledge, Mr. Arthur filed a motion for a default judgment on May 29, 2013 seeking $5.9 million and title to a Cadillac Escalade motor vehicle, and the motion was granted by the court's clerk on May 31, 2013 pending a judge’s review. Shortly after learning of the default judgment, the Company and the other defendants filed motions to vacate the default judgment, quash service of process, to dismiss the lawsuit for failure to state a claim, and to dismiss for improper venue. The court has yet to set a hearing to address the various pending motions. The Company believes it has meritorious defenses to the claims, including, but not limited to, improper service and abuse of process, intends to defend the litigation vigorously, and may have counterclaims against Arthur and Lori Bussel that the Company believes may exceed their $5.9 million claim. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

The Company believes that it files all required tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various state and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a state or municipality were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation, and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 10 –TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of June 30, 2013. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through June 30, 2013. At June 30, 2013, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower to the average price paid for ordinary shares it purchases. There were no outstanding put option contracts at June 30, 2013. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the six months ended June 30, 2013 and 2012, the Company expended approximately: (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the six months ended June 30, 2013, and (ii) $40.5 million purchasing 2,067,749 shares of outstanding ordinary shares at an average price of $19.58 during the six months ended June 30, 2012.

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a liability in the six months ended June 30, 2013.

The changes in treasury stock during the six months ended June 30, 2013 are as follows (in thousands, except for number of shares):

	Six Months Ended
	June 30, 2013
	Number	Amount
	(Unaudited)
Balance, beginning of period	6,018,246	$93,541
Ordinary shares purchased through
the stock repurchase program	190,000	2,453
Treasury stock issued to settle liability	(32,129)	(499)
Balance, end of period	6,176,117	$95,495

NOTE 11 – INCOME TAXES

Total income tax expense was $3.3 million and $19 thousand for the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $49 thousand for the six months ended June 30, 2013 and 2012, respectively. Income taxes for the three and six months ended June 30, 2013 and 2012 are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Income before taxes	$9,824	$10,289	$24,608	$18,515
Income tax expense	3,316	19	8,514	49
Effective income tax rate	33.75%	0.18%	34.60%	0.26%

Income tax expense for the three and six months ended June 30, 2012 was offset by the utilization of net operating loss carryforwards. The income tax provision also includes state and local income taxes. There are no income taxes associated with the accumulated other comprehensive loss.

The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the three and six months ended June 30, 2013 vary slightly from the federal statutory rate due, in part, due to items that are not deductible for tax purposes and state income tax expense offset by our Israeli operations. The 2013 estimated annual effective tax rate is expected to approximately 34.6%, but may fluctuate each quarter due to the timing of other discrete period transactions.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$6,508	$10,270	$16,094	$18,466

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	18,552	20,211	18,618	20,652
Effect of dilutive options to purchase ordinary shares	8	16	9	14
Effect of dilutive options exercised or expired during the year	-	32	-	86
Effect of dilutive common equity put options outstanding	-	327	-	565
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	18,560	20,586	18,627	21,317

Net income per ordinary share attributable to shareholders
Basic	$0.35	$0.51	$0.86	$0.89
Diluted	$0.35	$0.50	$0.86	$0.87

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our condensed consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012, as well as  our Annual Report on Form 10-K for the year ended December 31, 2012. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

Overview

magicJack VocalTec Ltd. and its Subsidiaries (the "Company") is a cloud communications leader that is the inventor of the magicJack devices and other award winning magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge as highly competitive rates for the access right to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is a standalone magicJack that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

Our strategy since 2007 has been to vertically integrate our technology, design and suppliers, and we have completed four acquisitions between 2007 and 2010 in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones. In June 2013, we introduces the New magicJack PLUS. This new device has superior voice quality, expanded memory, enhanced processing power and WiFi access capabilities. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-K. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual report on Form 10-K for the year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s condensed consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We prepare our consolidated financial statements on the basis of being a single reporting entity. Over 90% of our revenues in the three and six months ended June 30, 2013 and 2012 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2013, may not be indicative of the results for the entire year. The interim consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income tax valuation allowance (and related matters), the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

REVENUE RECOGNITION

Net revenues consists of revenue from sales of the magicJack devices to retailers, wholesalers or directly to customers, access rights fees, fees charged for shipping the magicJack devices, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges. Revenue is recorded net of sales returns and allowances.

magicJack Devices Revenue

We recognize revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of our software to access our servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three months ended June 30, 2013 and 2012, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, we, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. No adjustments were made during the six months ended June 30, 2013,

We assess our income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards that are expected to be realized through 2013 and certain other deferred tax assets were recognized are for financial reporting purposes at December 31, 2012. At June 30, 2013, the estimated annual effective tax rate is expected to approximately 34.6%, which includes state and local taxes. This rate may fluctuate in the future if we are able to realize additional tax benefits or utilize available tax strategies, as well as due to the timing of other discrete period transactions during the remainder of the year.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended June 30,		2013 Compared to			Six Months Ended June 30,		2013 Compared to
	2013	2012	2012			2013	2012	2012
Net Revenues
Sale of magicJack devices	$11,172	$19,059	$(7,887)	(41.4	) %	$26,193	$34,029	$(7,836)	(23.0)%
Access right renewals	14,149	10,653	3,496	32.8		27,669	20,916	6,753	32.3
Shipping and handling	938	1,420	(482)	(33.9)		1,918	2,610	(692)	(26.5)
magicJack-related products	1,967	2,096	(129)	(6.2)		4,584	4,581	3	0.1
Prepaid minutes	3,209	3,086	123	4.0		6,442	8,933	(2,491)	(27.9)
Access and wholesale charges	1,494	1,798	(304)	(16.9)		3,037	3,705	(668)	(18.0)
Other	(27)	447	(474)	(106.0)		(64)	1,372	(1,436)	(104.7)
Total Net Revenue	32,902	38,559	(5,657)	(14.7)		69,779	76,146	(6,367)	(8.4)

Cost of Revenues
Cost of magicJack devices	3,731	6,116	(2,385)	(39.0)		6,011	10,966	(4,955)	(45.2)
Shipping and handling	597	565	32	5.7		1,181	1,574	(393)	(25.0)
Credit card processing fees	584	680	(96)	(14.1)		1,352	1,792	(440)	(24.6)
Network and carrier charges	5,299	6,947	(1,648)	(23.7)		11,296	14,556	(3,260)	(22.4)
Other	1,845	751	1,094	145.7		3,359	1,731	1,628	94.0
Total Cost of Revenues	12,056	15,059	(3,003)	(19.9)		23,199	30,619	(7,420)	(24.2)

Gross Profit	20,846	23,500	(2,654)	(11.3)		46,580	45,527	1,053	2.3

Operating expenses:
Advertising	2,757	5,740	(2,983)	(52.0)		5,571	14,444	(8,873)	(61.4)
General and administrative	6,676	6,872	(196)	(2.9)		13,494	13,706	(212)	(1.5)
Research and development	1,774	570	1,204	211.2		2,636	1,228	1,408	114.7
Total operating expenses	11,207	13,182	(1,975)	(15.0)		21,701	29,378	(7,677)	(26.1)
Operating income	9,639	10,318	(679)	(6.6)		24,879	16,149	8,730	54.1

Other income (expense):
Gains on investments	195	235	(40)	*		722	832	(110)	*
Interest and dividend income	74	201	(127)	*		230	452	(222)	*
Interest expense	(84)	(105)	21	*		(177)	(224)	47	*
Fair value (loss) gain on common equity put options	-	(371)	371	*		(1,047)	1,285	(2,332)	*
Other income, net	-	11	(11)	*		1	21	(20)	*
Total other income (expense)	185	(29)	214	*		(271)	2,366	(2,637)	*
Income before income taxes	9,824	10,289	(465)	(4.5)		24,608	18,515	6,093	32.9
Income tax expense	3,316	19	3,297	*		8,514	49	8,465	*
Net income	$6,508	$10,270	$(3,762)	(36.6)		$16,094	$18,466	$(2,372)	(12.8)

* - Not meaningful.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Net Revenues

Total net revenue was $32.9 million and $38.6 million for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $5.7 million, or 14.7%. The decrease in the components of net revenues was primarily attributable to the following:

•
a $8.4 million combined decrease in revenues recognized for the sale of magicJack devices and shipping revenues, primarily as a result of: (i) the company only selling the magicJack through certain retailer upon the launch of the magicJack PLUS in September 2011, (ii) higher sales of the magicJack PLUS in the months preceding June 2012, (ii) lower proportionate number of magicJack PLUS units being sold directly to consumers at retail prices as opposed to the number of units sold to retailers and distributors at wholesale prices, (iii) a $1.2 million charge to revenue for transition costs related to the launch of the New magicJack PLUS, and (iv) a $0.8 million accrual for regulatory-related costs;

•
a $0.5 million decrease in non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012 in order to focus on our internal needs; and

•	a $0.3 million net decrease in revenues from access and wholesale charges.

These decreases in components of net revenue were partially offset by a $3.5 million increase in access right renewal revenues as a result of the impact of price increases effective in early 2012 and higher number of active devices beyond their first year of service.

For the three months ended June 30, 2013 and 2012, sales of magicJack devices through retail outlets represented approximately 78% and 61%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 22% and 39%, respectively, of magicJack devices sold. For the three months ended June 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $12.1 million and $15.1 million for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of approximately $3.0 million, or 19.9%. This decrease in cost of revenues was primarily attributable to:

•
a $2.4 million decrease in costs related to magicJack devices driven by: (i) lower sales of the magicJack as the Company only sold the magicJack through certain retailers since the launch of the magicJack PLUS in September 2011, and (ii) certain inventory write-downs in the three months ended June 30, 2012; and

•	a $1.6 million reduction in network and carrier charges as we discontinued selling to certain high-cost wholesalers and continued effort to negotiate better rates with other carriers.

These decreases in cost of revenues were partially offset by a $1.1 million net increase in cost of other revenues primarily due to: (i) higher personnel-related costs, (ii) higher amortization expense due to certain intangible assets purchased in mid 2012, and (iii) impairment of a purchased carrier interconnection agreement, offset in part by reduced costs of non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses were $11.2 million and $13.2 million for three months ended June 30, 2013 and 2012, respectively, representing a decrease of $2.0 million, or 15.0%. This decrease in operating expenses was primarily due to a $3.0 million decrease in advertising-related expenses driven by a reduction in long-form and short-form advertising for the magicJack PLUS as we started preparing to launch the New magicJack PLUS in late June 2013. This decrease in operating expenses was partially offset by a $1.2 million increase in research and development expenses driven by an increase in costs incurred in the development of the New magicJack PLUS and other products.

Our combined advertising-related expenses decreased by approximately 52.0% for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 in part because the legacy value of our short and long-form advertising has not required continued reinforcement. Advertising-related expenses have varied, and may continue to vary from quarter to quarter as we expect to increase advertising efforts for new products.

Other Income (Expense)

Total other income (expense) for the three months ended June 30, 2013 was $185 thousand, as compared to ($29) thousand for the three months ended June 30, 2012, representing an increase of $213 thousand. This increase in other income (expense) was primarily due to changes in the item discussed below.

           Fair Value Loss on Common Equity Put Options

Fair value loss on common equity put options for three months ended June 30, 2013 and 2012 was $0 and $0.4 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $3.3 million and $19 thousand for the three months ended June 30, 2013 and 2012, respectively. The principal components of our income taxes for the three months ended June 30, 2013 and 2012 are the following (in thousands):

	Three Months Ended
	June 30,
	2013	2012

Income before taxes	$9,824	$10,289
Income tax expense	3,316	19
Effective income tax rate	33.75%	0.18%

Income tax expense for the three months ended June 30, 2012 was offset primarily by the utilization of net operating loss carryforwards. At December 31, 2012, we released $10.9 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue of  that are expected to be realized in 2013, 2014 and 2015. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The actual effective tax rate may fluctuate in the future as a result of the realization of previously unrecognized deferred tax assets, discrete period transactions which may have different tax consequences and changes in enacted tax rates.

Refer to Note 11, “Income Taxes,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income decreased to $6.5 million in the three months ended June 30, 2013, as compared to $10.3 million in the three months ended June 30, 2012. Net income per diluted share decreased to $0.35 per ordinary share the three months ended June 30, 2013, as compared to $0.50 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 2.0 million (or 10%) in the weighted average number of diluted ordinary shares outstanding in the three months ended June 30, 2013 as compared to the prior year comparable period due to our share repurchase program.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Net Revenues

Total net revenue was $69.8 million and $76.1 million for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $6.4 million, or 8.4%. The decrease in the components of net revenues was primarily attributable to the following:

•
a $8.5 million combined decrease in revenues recognized for the sale of magicJack devices and shipping revenues, primarily as a result of: (i) the Company only selling the magicJack through certain retailer upon the launch of the magicJack PLUS in September 2011,

•
offset in part by higher sales of the magicJack PLUS in the months preceding June 2013, (ii) lower proportionate number of magicJack devices being sold directly to consumers at retail prices as opposed to the number of devices sold to retailers and distributors at wholesale prices, (iii) a $1.2 million charge to revenue for transition costs related to the launch of the New magicJack PLUS in June 2013, and (iv) a $0.8 million accrual for regulatory-related costs;

•
$2.5 million decrease in revenues from prepaid minutes primarily as a result of the Company making an operational change in the three months ended March 31, 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue;

•
a $1.4 million decrease in non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012 in order to focus on our internal needs; and

•	a $0.7 million net decrease in revenues from access and wholesale charges.

These decreases in components of net revenue were partially offset by a $6.8 million increase in access right renewal revenues as a result of the impact of price increases effective in early 2012 and higher number of active devices beyond its first year of service.

For the six months ended June 30, 2013 and 2012, sales of magicJack devices through retail outlets represented approximately 75% and 61%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 25% and 39%, respectively, of magicJack devices sold. For the six months ended June 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $23.2 million and $30.6 million for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of approximately $7.4 million, or 24.2%. This decrease in cost of revenues was primarily attributable to:

•
a $5.0 million decrease in costs related to the magicJack and magicJack PLUS driven by: (i) lower sales of the magicJack as the Company only sold the magicJack through certain retailers since the launch of the magicJack PLUS in September 2011, (ii) certain inventory write-downs in the three months ended June 30, 2012, and (iii) favorable impact of a settlement with a retail sales broker;

•
a $3.3 million reduction in network and carrier charges as we discontinued selling to certain high-cost wholesalers and achieved better rates with other carriers though negotiation or legal settlements; and

•
a $0.8 million combined decrease in shipping and handling costs and credit card processing fees primarily as a result of fewer units sold in the three months ended June 30, 2013 as we started preparing to launch the New magicJack PLUS in late June 2013.

These decreases in cost of revenues were partially offset by a $1.6 million net increase in cost of other revenues primarily due to: (i) higher amortization expense due to certain intangible assets purchased in mid 2012, (ii) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which we discontinued selling in 2013, (iii) impairment of a purchased carrier interconnection agreement, and (iv) higher personnel related costs, offset in part by reduced costs of non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses were $21.7 million and $29.4 million for six months ended June 30, 2013 and 2012, respectively, representing a decrease of $7.7 million, or 26.1%. This decrease in operating expenses was primarily due to: (i) a $8.9 million decrease in advertising-related expenses driven by a reduction in long-form and short-form advertising for the magicJack PLUS as we started preparing to launch the New magicJack PLUS in late June 2013, and (i) a $0.2 million decrease in general, and administrative expenses driven by lower legal, personnel and amortization expenses. These decreases in operating expenses were partially offset by a $1.4 million increase in research and development expenses as a result of costs incurred in the development of the New magicJack PLUS and other products.

Our combined advertising-related expenses decreased by approximately 61.4% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 in part because the legacy value of our short and long-form advertising has not required continued reinforcement. Advertising-related expenses have varied, and may continue to vary from quarter to quarter as we expect to increase advertising efforts for new products.

Other (Expense) Income

Total other (expense) income for the six months ended June 30, 2013 was ($0.3) million, as compared to $2.4 million for the six months ended June 30, 2012, representing a decrease of $2.6 million. This decrease in other (expense) income was primarily due to changes in the item discussed below.

Fair Value Gain (Loss) on Common Equity Put Options

Fair value gain (loss) on common equity put options for six months ended June 30, 2013 and 2012, was ($1.0) and $1.3 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $8.5 million and $49 thousand for the six months ended June 30, 2013 and 2012, respectively. The principal components of our income taxes for the six months ended June 30, 2013 and 2012 are the following (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Income before taxes	$24,608	$18,515
Income tax expense	8,514	49
Effective income tax rate	34.60%	0.26%

Income tax expense for the six months ended June 30, 2012 was offset primarily by the utilization of net operating loss carryforwards. At December 31, 2012, we released $10.9 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue of  that are expected to be realized in 2013, 2014 and 2015. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The actual effective tax rate may fluctuate in the future as a result of the realization of previously unrecognized deferred tax assets, discrete period transactions which may have different tax consequences and changes in enacted tax rates.

Refer to Note 11, “Income Taxes,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income decreased to $16.1 million in the six months ended June 30, 2013, as compared to $18.5 million in the six months ended June 30, 2012. Net income per diluted share decreased to $0.86 per ordinary share the six months ended June 30, 2013, as compared to $0.87 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 2.7 million (or 13%) in the weighted average number of diluted ordinary shares outstanding in the six months ended June 30, 2013 as compared to the prior year comparable period due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of June 30, 2013, we had cash and cash equivalents of $42.6 million, available-for-sale marketable securities of $5.9 million and accounts receivables of $4.1 million. Our accounts payable at June 30, 2013 was $2.4 million.

During the six months ended June 30, 2013, we generated positive operating cash flows of $18.4 million, as compared to $36.1 million for six months ended June 30, 2012. The $17.7 million decrease was primarily due to higher sales of access right renewals in the six months ended June 30, 2012 in anticipation of a price increase. Net income was $16.1 million for the six months ended June 30, 2013 as compared to $18.5 million for the six months ended June 30, 2012. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $18.4 million and $36.1 million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, net cash provided by operating activities was primarily attributable to: (i) a $16.1 million net income, (ii) $5.5 million in non-cash items consisting of $2.5 million for depreciation and amortization expense, a $2.0 million provision for billing adjustments, $0.4 million in treasury stock issued to settle a liability and a $0.3 million combined net loss on common equity put options and investments, and (ii) a $1.5 million decrease in accrued expenses and other current liabilities driven primarily by the accrual of executive bonuses. These items were partially offset by: (i) an increase in prepaid income taxes attributable to us making estimated tax payments, and (ii) an increase in inventories as a result of an increase in finished goods inventory for the launch of the New magicJack PLUS in late June 2013.

During the six months ended June 30, 2012, net cash provided by operating activities was primarily attributable to net income of $18.5 million and: (i) a $18.3 million increase in deferred revenues attributable strong initial sales of the magicJack PLUS since its launch in September 2011, higher sales of access right renewals in anticipation of a price increase, (ii) $4.4 million in non-cash expenses primarily as a result of a $4.1 million provision for billing adjustments and $1.3 million for depreciation and amortization expense, offset in part by a combined $2.1 million in fair value gains on common equity put options and gains on investments, and (iii) a $2.7 million increase in accrued expenses and other current liabilities as a result of outstanding common equity put options sold in connection with the Company's stock repurchase program and an increase in accrued bonuses. These items were partially offset by: (i) a $3.6 million increase in accounts receivables due to the strong sales of the magicJack PLUS to retailers and timing of receivables related to direct sales of the magicJack PLUS, (ii) a $2.3 million decrease in accounts payable primarily due to timing receiving bills and submitting payments to our vendors, and (iii) a $2.0 million increase in deferred costs.

Cash Flow – Investing Activities

Net cash provided by investing activities was $12.4 million and $16.3 million for the six months ended June 30, 2013, and 2012, respectively.

Net cash provided by investing activities during the six months ended June 30, 2013 was primarily attributable to $12.6 million proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Net cash provided by investing activities during the six months ended June 30, 2012 was primarily attributable to $17.8 million net proceeds from sales of investments, partially offset by $1.2 million used to purchase certain intangible assets and $0.2 million used for purchases of property and equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $7.2 million and $31.4 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash used in financing activities during the six months ended March 30, 2013 consisted of: (i) $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets.

Net cash used in financing activities during the six months ended June 30, 2012 primarily consisted of: (i) a combined $45.7 million in cash used to purchase ordinary shares and common equity call options as part of our stock repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets. These items were partially offset by: (i) $14.7 million in premiums received from the sale of common equity put options in connection with our stock repurchase program, and (ii) $1.2 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on our stock repurchase program.

Stock Repurchase Program

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of June 30, 2013. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through June 30, 2013. At June 30, 2013, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

We have sold put option contracts and purchased call option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the six months ended June 30, 2013 and 2012, we expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the six months ended June 30, 2013, and (ii) $40.5 million purchasing 2,067,749 shares of outstanding ordinary shares at an average price of $19.58 during the six months ended June 30, 2012.

Other Liabilities

As of June 30, 2013, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a net present value of $2.6 million at June 30, 2013. Refer to Note 8, “Other Liabilities,” in the Notes to our condensed consolidated financial statements included elsewhere herein for further details.

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

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of June 30, 2013.

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

Our Investments

As a result of the Company investing its excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At June 30, 2013, we did not have any short positions in put option contracts and long positions in call option contracts.

Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At June 30, 2013, we did not have any outstanding put option contracts.

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of the previously reported deficiency in internal control over financial reporting as it relates to income taxes that it considers to be a material weakness, management has concluded that disclosure controls and procedures were not effective at June 30, 2013. Steps being undertaken to remediate these weaknesses are discussed below.

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

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular fiscal year or quarter. For additional information, please refer to Note 9, “Commitments and Contingencies,” in the Notes to our condensed consolidated financial statements included in Item 1 herein.

ITEM 1A.                    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of June 30, 2013. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through June 30, 2013. There were no purchased during the three months ended June 30, 2013. At June 30, 2013, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

ITEM 3.                      Defaults Upon Senior Securities

Not applicable.

ITEM 4.                      Mine Safety Disclosures

Not applicable.

ITEM 5.                      Other Information

None.

ITEM 6.                      Exhibits

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certifications of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

10.1	Executive Employment Agreement effective January 1, 2013 by and between MagicJack VocalTec Ltd and Gerald Vento (incorporated by reference from exhibit 10.1 to a Form 8-K filed on April 8, 2013) **

10.2	Separation Agreement, dated May 10, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo (incorporated by reference from exhibit 10.1 to a Form 8-K filed on May 13, 2013) **

10.3	Consulting Agreement, dated May 11, 2013. by and between magicJack VocalTec Ltd. and Peter J. Russo (incorporated by reference from exhibit 10.2 to a Form 8-K filed on May 13, 2013) **

10.4	Executive Employment Agreement, dated May 8, 2013 by and between magicJack VocalTec Ltd. and Jose Gordo (incorporated by reference from exhibit 10.3 to a Form 8-K filed on May 13, 2013)**

10.5	MagicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated by reference from Appendix C to the definitive proxy statement filed on June 3, 2013)**

10.6	Form of Stock Option Agreement under the MagicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated by reference from exhibit 10.3 to a Form 8-K filed on April 8, 2013) **

10.7	Form of Restricted Stock Agreement under the MagicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated by reference from exhibit 10.4 to a Form 8-K filed on April 8, 2013) **

**  Management Compensation plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. Registrant

Dated: August 9, 2013	/s/ Gerald Vento Gerald Vento President and Chief Executive Officer

Dated: August 9, 2013	/s/ Jose Gordo Jose Gordo Chief Financial Officer