Form 10-Q
period 2013-09-30
MAGICJACK VOCALTEC LTD
filed 2013-11-12
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in this charter)

STATE OF ISRAEL (State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 HARTOM STREET, BINAT BUILDING 5th FLOOR
HAR HOTZVIM, JERUSALEM 9777518, ISRAEL
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

Yes ☐ No ☒

There were 18,552,420 shares of ordinary shares with no par value outstanding at October 31, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,017	$18,959
Marketable securities, at fair value	7,151	19,390
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $5,820 and $20,498, respectively	4,189	6,004
Inventories	4,565	5,340
Deferred costs	7,217	7,066
Deferred tax assets, curent	1,843	1,114
Prepaid income taxes	-	98
Deposits and other current assets	1,378	1,313
Total current assets	79,360	59,284

Property and equipment, net	2,073	2,348
Intangible assets, net	13,116	16,136
Goodwill	32,304	32,304
Deferred tax assets, non-curent	9,831	9,831
Deposits and other non-current assets	685	864
Total assets	$137,369	$120,767
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
Accounts payable	$3,363	$3,651
Accrued expenses and other current liabilities	9,482	13,569
Deferred revenue, current portion	65,367	67,038
Total current liabilities	78,212	84,258

Deferred revenue, net of current portion	57,489	58,165
Other non-current liabilities	2,674	3,114
Total liabilities	138,375	145,537

Commitments and contingencies (Note 9)
Capital deficit:
Ordinary shares, No par value; 100,000 shares authorized;
24,729 and 24,728 shares issued and outstanding, respectively	108,048	108,048
Additional paid-in capital	2,861	1,729
Accumulated other comprehensive loss	(1,905)	(1,494)
Treasury stock (6,176 and 6,018 shares, respectively)	(95,495)	(93,541)
Accumulated deficit	(14,515)	(39,512)
Total capital deficit	(1,006)	(24,770)
Total liabilities and capital deficit	$137,369	$120,767

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$35,533	$40,789	$105,312	$116,935
Cost of revenues	12,134	16,746	35,333	47,365
Gross profit	23,399	24,043	69,979	69,570

Operating expenses:
Advertising	2,866	4,892	8,437	19,336
General and administrative	6,892	7,373	20,386	21,079
Research and development	990	592	3,626	1,820
Total operating expenses	10,748	12,857	32,449	42,235
Operating income	12,651	11,186	37,530	27,335

Other income (expense):
Gains on investments	-	508	722	1,340
Interest and dividend income	45	86	275	538
Interest expense	(65)	(94)	(242)	(318)
Fair value gain (loss) on common equity put options	-	3,449	(1,047)	4,734
Other income, net	15	10	16	31
Total other (expense) income	(5)	3,959	(276)	6,325
Income before income taxes	12,646	15,145	37,254	33,660
Income tax expense	3,743	29	12,257	78
Net income	$8,903	$15,116	$24,997	$33,582

Income per ordinary share:
Basic	$0.48	$0.78	$1.34	$1.66
Diluted	$0.48	$0.77	$1.34	$1.64

Weighted average ordinary shares outstanding:
Basic	18,552	19,407	18,596	20,234
Diluted	18,560	19,507	18,604	20,447

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$8,903	$15,116	$24,997	$33,582
Other comprehensive income (loss):
Reclassification of unrealized (gain) loss on marketable
securities to gains on investments	-	-	420	539
Net unrealized gain (loss) on marketable securities	1,204	(114)	(831)	(357)
Comprehensive income	$10,107	$15,002	$24,586	$33,764

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
(in thousands)

	Ordinary Shares				Treasury Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Number	Amount	Accumulated Deficit	Total Capital Deficit
Balance, January 1, 2013	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

Share-based compensation	-	-	1,132	-	32	499	-	1,631
Exercise of ordinary share options	1	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(190)	(2,453)	-	(2,453)
Unrealized loss on marketable securities	-	-	-	(411)	-	-	-	(411)
Net income	-	-	-	-	-	-	24,997	24,997
Balance, September 30, 2013 (unaudited)	24,729	$108,048	$2,861	$(1,905)	(6,176)	$(95,495)	$(14,515)	$(1,006)

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$24,997	$33,582
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (recovery) for doubtful accounts and billing adjustments	(3,827)	6,042
Share-based issuances	1,631	2,253
Depreciation and amortization	3,496	2,140
Deferred income tax provision	70	71
Interest expense - non-cash	242	318
Gains on investments	(722)	(1,340)
Fair value loss (gain) on common equity put options	1,047	(4,734)
Contributed services	-	60
Change in operating assets and liabilities:
Accounts receivable	5,642	(3,597)
Inventories	775	2,025
Deferred costs	(151)	(60)
Deposits and other current assets	(137)	237
Prepaid income taxes	98	(902)
Deposits and other non-current assets	126	34
Accounts payable	(288)	(2,596)
Accrued expenses and other current liabilities	(1,830)	1,549
Deferred revenue	(2,347)	9,427
Other non-current liabilities	19	(37)
Net cash provided by operating activities	28,841	44,472

Cash flows from investing activities:
Purchases of investments	-	(77,365)
Proceeds from sales of investments	12,622	92,140
Purchases of property and equipment	(84)	(217)
Acquisitions of intangible assets	(117)	(5,732)
Net cash provided by investing activities	12,421	8,826

Cash flows from financing activities:
Purchase of treasury stock	(5,704)	(52,308)
Proceeds from sale of common equity put options	-	11,722
Proceeds from exercise of ordinary share options	-	1,210
Payment of other non-current liabilities	(1,500)	(1,500)
Net cash used in financing activities	(7,204)	(40,876)
Net increase in cash and cash equivalents	34,058	12,422
Cash and cash equivalents, beginning of period	18,959	12,961
Cash and cash equivalents, end of period	$53,017	$25,383

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$12,578	$8
Non-cash investing and financing activities:
Ordinary shares issued for purchase of
intangible asset	$-	$1,657

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2013 and for the Three and Nine Months Periods
Ended September 30, 2013 and 2012 is Unaudited

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Over 90% of the Company’s revenues in the three and nine months ended September 30, 2013 and 2012 were derived from sales to customers located in the United States. The majority of the Company’s revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $30.9 million and $35.1 million for the three months ended September 30, 2013 and 2012, respectively, and $91.3 million and $97.3 million for the nine months ended September 30, 2013 and 2012, respectively. The Company also provides its customers the ability to make prepaid calls using a magicJack device or magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $3.2 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively, and $9.6 million and $12.2 million for the nine months ended September 30, 2013 and 2012, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were reversed from deferred revenue and recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, the Company’s diluted earnings per ordinary share for the nine months ended September 30, 2012 were increased by approximately $0.15 per ordinary share.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2013 may not be indicative of the results for the entire year. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2013 and 2012, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Telephony Services Revenue

Telephony revenue is recognized as minutes are used. Telephony revenue is generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments of $0.4 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.5 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $4.0 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company places its cash and cash equivalents with high quality financial institutions and management believes the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At September 30, 2013, the Company had cash and cash equivalents totaling $53.0 million, which included (i) $52.8 million in U.S. banks, and (ii) $0.2 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $2.0 million in one individual financial institution, were fully insured, except for $0.4 million that exceed insurance limits at September 30, 2013. The Company had money market accounts with a financial institution with balances totaling approximately $50.7 million.

Two telecommunication carriers accounted for approximately 22% and 14% of gross accounts receivable at September 30, 2013. One telecommunication carrier accounted for approximately 63% of gross accounts receivable at December 31, 2012, respectively. For the three and nine months ended September 30, 2013 and 2012, no telecommunication carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 10% of gross accounts receivable at September 30, 2013. No other retail customer accounted for more than 10% of gross accounts receivable at September 30, 2013 and December 31, 2012. For the three and nine months ended September 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of September 30, 2013 and December 31, 2012, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012 and May 2013, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next two years, beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a total fair value of $2.7 million and $3.9 million at September 30, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at September 30, 2013 and December 31, 2012, and $1.2 million and $2.4 million included in other non-current liabilities in the Company’s September 30, 2013 and December 31, 2012 condensed consolidated balance sheets, respectively. The Company believes that the $2.7 million carrying value at September 30, 2013 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.3 million unamortized discount at September 30, 2013 is being amortized using the effective interest method and recorded as interest expense in the Company’s condensed consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of September 30, 2013, there were no common equity put options outstanding. At December 31, 2012, outstanding common equity put options had a fair value of $2.2 million, which was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

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

Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at September 30, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. The Company is currently defined as one reporting unit.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). Since the Company has negative carrying value, we apply the guidance in ASC No. 2010-28,” Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” (“ASU 2010-28”) to determine whether Step 2 is required. Accounting Standard Update (“ASU”) 2010-28 modified current guidance such that Step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. It is Company’s policy to conduct impairment testing based on its current business strategy in light of present industry and economic conditions, as well as its future expectations.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2012, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There were no goodwill impairment indicators as of September 30, 2013.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates.  Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, the Company, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The Company periodically reviews the composition of its net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. No adjustments were made during the three and nine months ended September 30, 2013.

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

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2013 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2012. At September 30, 2013, the estimated annual effective tax rate is expected to approximately 32.9%, which includes state and local taxes. This rate may fluctuate in the future if we are able to realize additional tax benefits or utilize available tax strategies, as well as due to the timing of other discrete period transactions during the remainder of the year.

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

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of September 30, 2013 and December 31, 2012, the available-for-sale securities consisted primarily of debt and equity securities, which are invested in the following (in thousands):

	September 30, 2013 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,151	$-	$(1,905)

	December 31, 2012
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,983	$-	$(1,074)
Debt securities	11,407	-	(420)
Total	$19,390	$-	$(1,494)

The fair value of common equity securities at September 30, 2013 and December 31, 2012 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of debt securities at December 31, 2012 was determined based on valuations based on inputs other than quoted prices included within Level 1 that are directly observable for the asset, which are Level 2 inputs.

As of September 30, 2013, the Company considers the declines in fair value of its common equity security to be temporary in nature and does not consider those investments other-than-temporarily impaired. Fair values are determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the quality of the issuer, the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer before and after the decline in market value, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. Management intends to hold its common equity securities and has determined there is no other-than-temporary impairment of such securities at September 30, 2013.

Gains on investments for the three months ended September 30, 2013 and 2012 was $0 and $0.5 million, respectively, and did not include any reclassification of unrealized gain (loss) on marketable securities from other comprehensive gains (losses) on investments. Gains on investments for the nine months ended September 30, 2013 and 2012 was $0.7 million and $1.3 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.4 million and $0.5 million, respectively.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$1,462	$3,009
Finished goods	3,103	2,331
Total	$4,565	$5,340

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the nine months ended September 30, 2013. The Company wrote-off approximately $3.5 million of obsolete inventory during the nine months ended September 30, 2012.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2013	2012
		(Unaudited)
Switches	3 - 15	$7,099	$7,099
Computers	3	2,278	2,194
Furniture	5	160	173
Leasehold-improvements	*	227	227
Accumulated depreciation
and amortization		(7,691)	(7,345)
Total		$2,073	$2,348

Depreciation expense for the three months ended September 30, 2013 and 2012 was $0.1 million. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $0.4 million.

NOTE 6 – INTANGIBLES ASSETS

As of September 30, 2013 and December 31, 2012, the Company had intangible assets with carrying values of $13.1 million and $16.1 million, respectively. Identified intangible assets not subject to amortization at September 30, 2013 consisted of tradename and domain names with combined carrying value of $1.2 million. Identified intangible assets not subject to amortization at December 31, 2012 consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful	September 30, 2013 (Unaudited)				December 31, 2012
	Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,168)	$1,053	6.39	$5,221	$(3,735)	$1,486	6.69
Intellectual property rights	3 - 17	14,161	(4,653)	9,508	4.37	14,161	(2,772)	11,389	4.91
Covenant not-to-sue	5	2,085	(973)	1,112	2.67	2,085	(660)	1,425	3.42
Tradename	3 - 6	321	(268)	53	2.25	321	(250)	71	3.00
Customer relationships	5 - 7	750	(555)	195	3.83	750	(464)	286	4.55
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$23,338	$(11,417)	$11,921		$23,338	$(8,681)	$14,657

Amortization expense for the three months ended September 30, 2013 and 2012 was $0.8 million. Amortization expense for the nine months ended September 30, 2013 and 2012 were $3.1 million and $1.7 million, respectively. Amortization expense for the nine months ended September 30, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at September 30, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2013	$848
2014	3,252
2015	2,624
2016	1,565
2017	1,331
Thereafter	2,301
$11,921

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the condensed consolidated balance sheets.

Deferred revenues are comprised of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012

magicJack devices	$25,122	$31,481
Access right renewals	37,678	32,969
Prepaid minutes	2,567	2,588
Deferred revenue, current	65,367	67,038

Deferred revenue, non-current*	57,489	58,165
Total deferred revenues	$122,856	$125,203

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $5.2 million and $7.2 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $16.5 million and $21.8 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8 – OTHER LIABILITIES

As of September 30, 2013 and December 31, 2012, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company was required to make four non-interest bearing future annual payments of $1.5 million beginning May 31, 2012. The liability for such payments has been discounted at a rate of 10% to a total net present value of $2.7 million and $3.9 million at September 30, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities and the remaining portion included in other non-current liabilities in the accompanying September 30, 2013 and December 31, 2012 condensed consolidated balance sheets, respectively.

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

On April 22, 2013, Arthur M. Bussel (a/k/a "Mel Arthur"), Lori A. Bussel and As Seen On TV.US, Inc. filed a lawsuit against Daniel M. Borislow, "magicJack VocalTec LLC," and YMax Corporation in Florida's Sixth Judicial Circuit Court, Pinellas County, for various claims including breach of contract. The suit is captioned Bussel v. Borislow, et al., Case No. 13-004178-CI. The Plaintiffs contend that the three Defendants were served with Summonses and Complaints on May 8, 2013; the three Defendants dispute that they were served. The three Plaintiffs filed a Motion for Default on May 29, 2013, and the Clerk of the Court entered Defaults against the three named Defendants on May 31, 2013. On June 4, 2013, the three Plaintiffs filed a Motion for Final Judgment, seeking, (i) a $5.9 million (approx.) money damages judgment against all three named Defendants, and (ii) an Order awarding to the three Plaintiffs legal title to a 2009 Cadillac Escalade motor vehicle. No ruling has been made on Plaintiffs’ Motion for Final Judgment. On June 18, 2013, the Company and the other Defendants filed several Motions, including a Motion to Vacate Clerk’s Default, together with Motions seeking to Dismiss the lawsuit, to Quash Service, and to Transfer or Dismiss the suit based on improper venue. The Company and the other Defendants also filed affidavits in support of their Motions. The Court has yet to set a hearing to address the merits of the various pending motions. The Company believes it has raised grounds that will require that the Default entered by the Clerk of the Court be vacated or set aside (including, but not limited to, the complete lack of and/or improper service of process); the Company also believes that it has meritorious defenses to the claims asserted in the Plaintiffs’ Complaint. The Company intends to defend the litigation vigorously, and may have counterclaims against Arthur and Lori Bussel that the Company believes may exceed their $5.9 million claim. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it could have a material adverse effect on the Company's financial condition, results of operation and cash flows.

The Company believes that it files all required tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various state and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a state or municipality were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 10 –ORDINARY SHARES, TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

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

Treasury Stock and Fair Value (Loss) Gain on Common Equity Put Options

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of September 30, 2013. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through September 30, 2013. At September 30, 2013, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average price paid for ordinary shares it purchases. There were no outstanding put option contracts at September 30, 2013. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the nine months ended September 30, 2013 and 2012, the Company expended approximately: (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the nine months ended September 30, 2013, and (ii) $42.4 million purchasing 2,362,949 shares of outstanding ordinary shares at an average price of $17.95 during the nine months ended September 30, 2012.

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a liability in the nine months ended September 30, 2013.

The Company issued 74,992 of its ordinary shares held as treasury shares with a fair value of $1.5 million, $20.25 per share, to employees and outside consultants for services rendered in the first nine months of 2012.

The changes in treasury stock during the nine months ended September 30, 2013 are as follows (in thousands, except for number of shares):

	Nine Months Ended
	September 30, 2013
	Number	Amount
	(Unaudited)
Balance, beginning of period	6,018,246	$93,541
Ordinary shares purchased through
the stock repurchase program	190,000	2,453
Treasury stock issued to settle liability	(32,129)	(499)
Balance, end of period	6,176,117	$95,495

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options and issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees and consultants. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for year ended December 31, 2012 and nine months September 30, 2013 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2012	290,232	$4.86	1.66	$2,554
Granted	-	$-
Exercised	(270,088)	$4.54
Expired or cancelled	(8,644)	$16.17
December 31, 2012	11,500	$3.85	7.13	$165
Granted	1,018,813	$15.73
Exercised	(900)	$0.45
Expired or cancelled	-	$-
September 30, 2013	1,029,413	$15.61	4.49	$(2,821)
Vested at September 30, 2013	10,350	$4.13	3.40	$90

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.

Share-based compensation expense recognized for ordinary share options and restricted stock units was $1.2 million and $0 for the three months ended September 30, 2013 and 2012 and was $1.2 million and $0.2 million for the nine months ended September 30, 2013 and 2012. The total intrinsic value of ordinary share options exercised during the nine months ended September 30, 2013 and year ended December 31, 2012 was $12 thousand and $3.8 million, respectively. As of September 30, 2013, there was approximately $9.3 million of unrecognized compensation expense related to unvested ordinary share options and restricted stock units, which is expected to be recognized until December 2015.

NOTE 12 – INCOME TAXES

Total income tax expense was $3.7 million and $29 thousand for the three months ended September 30, 2013 and 2012, respectively, and $12.3 million and $78 thousand for the nine months ended September 30, 2013 and 2012, respectively. Income taxes for the three and nine months ended September 30, 2013 and 2012 are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Income before taxes	$12,646	$15,145	$37,254	$33,660
Income tax expense	3,743	29	12,257	78
Effective income tax rate	29.60%	0.19%	32.90%	0.23%

Income tax expense for the three and nine months ended September 30, 2012 was offset by the utilization of net operating loss carryforwards. The income tax provision also includes state and local income taxes. There are no income taxes associated with the accumulated other comprehensive loss.

The effective tax rate is calculated by dividing the income tax expense by income before income tax expense. The effective rate for the three and nine months ended September 30, 2013 vary from the federal statutory rate due, in part, to items that are not deductible for income tax purposes, as well as state income tax expense, offset by a lower statutory rate on our Israeli operations. The 2013 estimated annual effective tax rate is expected to be approximately 32.9%, but may fluctuate each quarter due to the timing of other discrete period transactions.

During the quarter ended September 30, 2013, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for 2010 and 2011. The calculation of the Company’s provision (benefit) for income taxes requires the use of significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Based on the Company’s current assessment of the laws, rulings, negotiations, potential settlements, and advice from legal counsel in connection with its income tax positions, the Company has not reserved for potential adjustments to its provision for income taxes that may result from these examinations.

NOTE 13 – INCOME PER SHARE

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$8,903	$15,116	$24,997	$33,582

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	18,552	19,407	18,596	20,234
Effect of dilutive options to purchase ordinary shares	8	11	8	10
Effect of dilutive options exercised or expired during the year	-	3	-	64
Effect of dilutive common equity put options outstanding	-	86	-	139
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	18,560	19,507	18,604	20,447

Net income per ordinary share attributable to shareholders
Basic	$0.48	$0.78	$1.34	$1.66
Diluted	$0.48	$0.77	$1.34	$1.64

NOTE 14 – SUBSEQUENT EVENTS

Following his departure from the position of Chief Executive Officer, on December 31, 2012, Mr. Daniel Borislow provided services to the Company relating to, among other matters, product development, marketing, telecommunications regulatory issues and litigation support. Mr. Borislow also agreed to comply in principle with certain restrictions with respect to voting his shares and prohibiting Mr. Borislow from competing with the Company or soliciting its employees, pending the negotiation of a formal agreement on such matters. In consideration for the services performed and Mr. Borislow’s compliance with such restrictions, the Company made three quarterly payments beginning January 1, 2013 to Mr. Borislow of $500,000 ,which are included in expenses. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2013, the Company and Mr. Borislow entered into a formal agreement on November 6, 2013 that includes a two-year standstill requirement, non-compete/no solicit provision, and an assignment of certain intellectual property rights by Mr. Borislow to the Company.  The Company has issued 300,000 ordinary shares in exchange for Mr. Borislow's obligations under this formal agreement. In addition, the Company repurchased $13 million of ordinary shares from the independent trustees of two irrevocable trusts previously created by Mr. Borislow and executed a letter of intent committing to negotiate an agreement to outsource to a customer care company affiliated with Mr. Borislow certain live chat customer care activities currently provided to the Company primarily by a third party. The letter of intent provides for the Company to pay a $1.5 million break-up fee to the customer care company if an agreement on the terms of such customer care activities is not reached by December 20, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our condensed consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012, as well as  our Annual Report on Form 10-K for the year ended December 31, 2012. This Management’s Discussion and Analysis of Operations and Financial Condition contain forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

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

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory, enhanced processing power and WiFi access capabilities. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free.

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

We prepare our consolidated financial statements on the basis of being a single reporting entity. Over 90% of our revenues in the three and nine months ended September 30, 2013 and 2012 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2013, may not be indicative of the results for the entire year. The interim consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 2, 2013.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three months ended September 30, 2013 and 2012, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, we, based on cumulative profitability over the preceding three years and expected 2013 results, released $10.9 million of the valuation allowance recorded against its net deferred tax assets and determined that a remaining valuation allowance of $55.4 million was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. No adjustments were made during the nine months ended September 30, 2013,

We assess our income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards that are expected to be realized through 2013 and certain other deferred tax assets were recognized are for financial reporting purposes at December 31, 2012. At September 30, 2013, the estimated annual effective tax rate is expected to approximately 32.9%, which includes state and local taxes. This rate may fluctuate in the future if we are able to realize additional tax benefits or utilize available tax strategies, as well as due to the timing of other discrete period transactions during the remainder of the year.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended September 30,		2013 Compared to			Nine Months Ended September 30,		2013 Compared to
	2013	2012	2012			2013	2012	2012
Net Revenues
Sale of magicJack devices	$13,214	$20,708	$(7,494)	(36.2	) %	$39,407	$54,737	$(15,330)	(28.0)%
Access right renewals	14,609	10,895	3,714	34.1		42,278	31,811	10,467	32.9
Shipping and handling	1,085	1,611	(526)	(32.7)		3,003	4,221	(1,218)	(28.9)
magicJack-related products	2,012	1,910	102	5.3		6,596	6,491	105	1.6
Prepaid minutes	3,152	3,304	(152)	(4.6)		9,594	12,237	(2,643)	(21.6)
Access and wholesale charges	1,381	2,021	(640)	(31.7)		4,418	5,726	(1,308)	(22.8)
Other	80	340	(260)	(76.5)		16	1,712	(1,696)	(99.1)
Total Net Revenue	35,533	40,789	(5,256)	(12.9)		105,312	116,935	(11,623)	(9.9)

Cost of Revenues
Cost of magicJack devices	4,172	7,645	(3,473)	(45.4)		10,183	18,611	(8,428)	(45.3)
Shipping and handling	795	282	513	181.9		1,976	1,856	120	6.5
Credit card processing fees	692	651	41	6.3		2,044	2,443	(399)	(16.3)
Network and carrier charges	5,214	7,195	(1,981)	(27.5)		16,510	21,751	(5,241)	(24.1)
Other	1,261	973	288	29.6		4,620	2,704	1,916	70.9
Total Cost of Revenues	12,134	16,746	(4,612)	(27.5)		35,333	47,365	(12,032)	(25.4)

Gross Profit	23,399	24,043	(644)	(2.7)		69,979	69,570	409	0.6

Operating expenses:
Advertising	2,866	4,892	(2,026)	(41.4)		8,437	19,336	(10,899)	(56.4)
General and administrative	6,892	7,373	(481)	(6.5)		20,386	21,079	(693)	(3.3)
Research and development	990	592	398	67.2		3,626	1,820	1,806	99.2
Total operating expenses	10,748	12,857	(2,109)	(16.4)		32,449	42,235	(9,786)	(23.2)
Operating income	12,651	11,186	1,465	13.1		37,530	27,335	10,195	37.3

Other income (expense):
Gains on investments	-	508	(508)	*		722	1,340	(618)	*
Interest and dividend income	45	86	(41)	*		275	538	(263)	*
Interest expense	(65)	(94)	29	*		(242)	(318)	76	*
Fair value gain (loss) on common equity put options	-	3,449	(3,449)	*		(1,047)	4,734	(5,781)	*
Other income, net	15	10	5	*		16	31	(15)	*
Total other (expense) income	(5)	3,959	(3,964)	*		(276)	6,325	(6,601)	*
Income before income taxes	12,646	15,145	(2,499)	(16.5)		37,254	33,660	3,594	10.7
Income tax expense	3,743	29	3,714	*		12,257	78	12,179	*
Net income	$8,903	$15,116	$(6,213)	(41.1)		$24,997	$33,582	$(8,585)	(25.6)

* - Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Net Revenues

Total net revenue was $35.5 million and $40.8 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $5.3 million, or 12.9%. The decrease in the components of net revenues was primarily attributable to the following:

•
a $8.0 million combined decrease in revenues recognized for the sale of magicJack devices and shipping revenues, primarily as a result of: (i) higher sales of the magicJack PLUS in the months preceding September 2012, (ii) the Company only selling the magicJack through certain retailer upon the launch of the magicJack PLUS in September 2011, (ii) lower proportionate number of magicJack PLUS units being sold directly to consumers at retail prices as opposed to the number of units sold to retailers and distributors at wholesale prices, (iii) a $1.2 million charge to revenue for transition costs related to the launch of the New magicJack PLUS, and (iv) a $0.8 million accrual for regulatory-related costs, offset in part by the Company starting to sell the New magicJack PLUS in June 2013;

•	a $0.6 million net decrease in revenues from access and wholesale charges; and

•	a $0.3 million decrease in non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012 in order to focus on our internal needs.

These decreases in components of net revenue were partially offset by a $3.7 million increase in access right renewal revenues as a result of the impact of price increases effective in early 2012 and higher number of active devices beyond their first year of service.

For the three months ended September 30, 2013 and 2012, sales of magicJack devices through retail outlets represented approximately 62% and 67%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 38% and 33%, respectively, of magicJack devices sold. For the three months ended September 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $12.1 million and $16.7 million for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of approximately $4.6 million, or 27.5%. This decrease in cost of revenues was primarily attributable to:

•
a $3.5 million decrease in costs related to magicJack devices driven by: (i) lower sales of the magicJack and magicJack PLUS as the Company only sold the magicJack through certain retailers since the launch of the magicJack PLUS in September 2011 and lower sales of the magicJack PLUS in the 12 months preceding September 2013, offset in part by costs related to the Company starting to sell the New magicJack PLUS in June 2013 , and (ii) certain inventory write-downs in the three months ended September 30, 2012; and

•	a $2.0 million reduction in network and carrier charges as we discontinued selling to certain high-cost wholesalers and continued effort to negotiate better rates with other carriers.

These decreases in cost of revenues were partially offset by: (i) a $0.6 million combined increase in shipping and handling costs and credit card processing fees as a result of the Company starting to sell the New magicJack PLUS in June 2013, and (ii) a $0.3 million net increase in cost of other revenues primarily due to: (i) higher personnel-related costs, and (ii) higher amortization expense due to certain intangible assets purchased in mid 2012, offset in part by reduced costs of non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses were $10.7 million and $12.9 million for three months ended September 30, 2013 and 2012, respectively, representing a decrease of $2.1 million, or 16.4%. This decrease in operating expenses was primarily due to: (i) a $2.0 million decrease in advertising-related expenses driven by a reduction in long-form and short-form advertising, and (ii) a $0.5 million decrease in general and administrative expenses. The decrease in general and administrative expenses was attributable to lower personnel-related costs due to lower bonus expense and reduced headcount, offset in part by share-based compensation for the Company’s CEO and CFO, as well as higher legal and professional fees as a result of the federal and state income tax examinations, litigation and other tax planning and business development projects.

These decrease in operating expenses was partially offset by a $0.4 million increase in research and development expenses driven by an increase in costs incurred in the development of the New magicJack PLUS and other products.

Other (Expense) Income

Total other (expense) income for the three months ended September 30, 2013 was ($5) thousand, as compared to $4.0 million for the three months ended September 30, 2012, representing a decrease of $4.0 million. This decrease in other income (expense) was primarily due to changes in the item discussed below.

           Fair Value Gain on Common Equity Put Options

Fair value gain on common equity put options for three months ended September 30, 2013 and 2012 was $0 and $3.4 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $3.7 million and $29 thousand for the three months ended September 30, 2013 and 2012, respectively. The principal components of our income taxes for the three months ended September 30, 2013 and 2012 are the following (in thousands):

	Three Months Ended
	September 30,
	2013	2012

Income before taxes	$12,646	$15,145
Income tax expense	3,743	29
Effective income tax rate	29.60%	0.19%

Income tax expense for the three months ended September 30, 2012 was offset primarily by the utilization of net operating loss carryforwards. At December 31, 2012, we released $10.9 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue of  that are expected to be realized in 2013, 2014 and 2015. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective rate for the three months ended September 30, 2013 vary from the federal statutory rate due, in part, to items that are not deductible for income tax purposes, as well as state income tax expense, offset by a lower statutory rate on our Israeli operations. The actual effective tax rate may fluctuate in the future as a result of the realization of previously unrecognized deferred tax assets, discrete period transactions which may have different tax consequences and changes in enacted tax rates.

Refer to Note 12, “Income Taxes,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income decreased to $8.9 million in the three months ended September 30, 2013, as compared to $15.1 million in the three months ended September 30, 2012. Net income per diluted share decreased to $0.48 per ordinary share the three months ended September 30, 2013, as compared to $0.77 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 0.9 million (or 5%) in the weighted average number of diluted ordinary shares outstanding in the three months ended September 30, 2013 as compared to the prior year comparable period due to our share repurchase program.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Net Revenues

Total net revenue was $105.3 million and $116.9 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $11.6 million, or 9.9%. The decrease in the components of net revenues was primarily attributable to the following:

•
a $16.5 million combined decrease in revenues recognized for the sale of magicJack devices and shipping revenues, primarily as a result of: (i) the Company only selling the magicJack through certain retailer upon the launch of the magicJack PLUS in September 2011 and lower sales of the magicJack PLUS in the months preceding September 2013, offset in part by the Company starting to sell the New magicJack PLUS in June 2013, (ii) lower proportionate number of magicJack devices being sold directly to consumers at retail prices as opposed to the number of devices sold to retailers and distributors at wholesale prices, (iii) a $1.2 million charge to revenue for transition costs related to the launch of the New magicJack PLUS in June 2013, and (iv) a $0.8 million accrual for regulatory-related costs;

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

•
a $1.6 million decrease in non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012 in order to focus on our internal needs; and

•	a $1.3 million net decrease in revenues from access and wholesale charges.

These decreases in components of net revenue were partially offset by a $10.5 million increase in access right renewal revenues as a result of the impact of price increases effective in early 2012 and higher number of active devices beyond its first year of service.

For the nine months ended September 30, 2013 and 2012, sales of magicJack devices through retail outlets represented approximately 71% and 62%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 29% and 38%, respectively, of magicJack devices sold. For the nine months ended September 30, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $35.3 million and $47.4 million for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease of approximately $12.0 million, or 25.4%. This decrease in cost of revenues was primarily attributable to:

•
an $8.4 million combined decrease in costs of magicJack devices by: (i) lower sales of the magicJack as the Company only sold the magicJack through certain retailers since the launch of the magicJack PLUS in September 2011, offset in part by costs related to the Company starting to sell the New magicJack PLUS in June 2013, (ii) certain inventory write-downs in the nine months ended September 30, 2012, and (iii) favorable impact of a settlement with a retail sales broker and lower broker commissions;

•
a $5.2 million reduction in network and carrier charges as we discontinued selling to certain high-cost wholesalers and achieved better rates with other carriers though negotiation or legal settlements; and

•
a $0.3 million combined decrease in shipping and handling costs and credit card processing fees primarily as a result of lower direct sales of magicJack devices and access right renewals in the nine months ended September 30, 2013.

These decreases in cost of revenues were partially offset by a $1.9 million net increase in cost of other revenues primarily due to: (i) higher amortization expense due to certain intangible assets purchased in mid 2012, (ii) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which we discontinued selling in 2013, (iii) impairment of a purchased carrier interconnection agreement, and (iv) higher personnel related costs, offset in part by reduced costs of non-core other revenues as a result of discontinuing sales of telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses were $32.4 million and $42.2 million for nine months ended September 30, 2013 and 2012, respectively, representing a decrease of $9.8 million, or 23.2%. This decrease in operating expenses was primarily due to: (i) a $10.9 million decrease in advertising-related expenses driven by a reduction in long-form and short-form advertising, and (i) a $0.7 million decrease in general, and administrative expenses. The decrease in general and administrative expenses was attributable to lower personnel-related costs due to lower bonus expense and reduced headcount, offset in part by share-based compensation for the Company’s CEO and CFO, as well as higher legal and professional fees as a result of the federal and state income tax examinations, litigation and other tax planning and business development projects. These decreases in operating expenses were partially offset by a $1.8 million increase in research and development expenses as a result of costs incurred in the development of the New magicJack PLUS and other products.

Other (Expense) Income

Total other (expense) income for the nine months ended September 30, 2013 was ($0.3) million, as compared to $6.3 million for the nine months ended September 30, 2012, representing a decrease of $6.6 million. This decrease in other (expense) income was primarily due to changes in the item discussed below.

Fair Value (Loss) Gain on Common Equity Put Options

Fair value (loss) gain on common equity put options for nine months ended September 30, 2013 and 2012, was ($1.0) and $4.7 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $12.3 million and $78 thousand for the nine months ended September 30, 2013 and 2012, respectively. The principal components of our income taxes for the nine months ended September 30, 2013 and 2012 are the following (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Income before taxes	$37,254	$33,660
Income tax expense	12,257	78
Effective income tax rate	32.90%	0.23%

Income tax expense for the nine months ended September 30, 2012 was offset primarily by the utilization of net operating loss carryforwards. At December 31, 2012, we released $10.9 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue of  that are expected to be realized in 2013, 2014 and 2015. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective rate for the nine months ended September 30, 2013 vary from the federal statutory rate due, in part, to items that are not deductible for income tax purposes, as well as state income tax expense, offset by a lower statutory rate on our Israeli operations. The actual effective tax rate may fluctuate in the future as a result of the realization of previously unrecognized deferred tax assets, discrete period transactions which may have different tax consequences and changes in enacted tax rates.

Refer to Note 12, “Income Taxes,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

Net income

As a result of the foregoing items, net income decreased to $24.3 million in the nine months ended September 30, 2013, as compared to $33.6 million in the nine months ended September 30, 2012. Net income per diluted share decreased to $1.34 per ordinary share the nine months ended September 30, 2013, as compared to $1.64 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 1.8 million (or 9%) in the weighted average number of diluted ordinary shares outstanding in the nine months ended September 30, 2013 as compared to the prior year comparable period due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of September 30, 2013, we had cash and cash equivalents of $53.0 million, available-for-sale marketable securities of $7.2 million and accounts receivables of $4.2 million. Our accounts payable at September 30, 2013 was $3.4 million.

During the nine months ended September 30, 2013, we generated positive operating cash flows of $28.8 million, as compared to $44.5 million for nine months ended September 30, 2012. The $15.6 million decrease was primarily due to higher sales of access right renewals in the nine months ended September 30, 2012 in anticipation of a price increase, as well as estimated income tax payments in 2013. Net income was $25.0 million for the nine months ended September 30, 2013 as compared to $33.6 million for the nine months ended September 30, 2012. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $28.8 million and $44.5 million for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, net cash provided by operating activities was primarily attributable to: (i) a $25.0 million net income, and (ii) $1.9 million in non-cash items consisting primarily of $3.5 million for depreciation and amortization expense, $1.6 million in share-based issuances primarily related to expense recognized for ordinary share options and restricted stock units issued to our CEO and CFO, and a $0.3 million combined net loss on common equity put options and investments, offset in part by a $3.8 million net recovery related to billing adjustments as a result of settlements with carriers.  These items were partially offset by: (i) $12.6 million cash used to make estimated tax payments, and (ii) a $2.3 million decrease in deferred revenues.

During the nine months ended September 30, 2012, net cash provided by operating activities was primarily attributable to net income of $33.6 million and: (i) a $9.4 million increase in deferred revenues attributable strong initial sales of the magicJack PLUS since its launch in September 2011 and higher sales of renewal in anticipation of a price increase, (ii) $4.8 million in non-cash expenses primarily as a result of a $5.7 million provision for billing adjustments, $2.3 million stock-based compensation comprised primarily of a payout of employee and outside consultant bonuses in ordinary shares, and $2.1 million for depreciation and amortization expense, offset in part by a combined $6.1 million in fair value gains on common equity put options and gains on investments, (iii) a $2.0 million decrease in inventory as the Company depleted its inventory of the magicJack PLUS in expectation of launching a new product, and (iv) a $1.5 million increase in accrued expenses and other current liabilities primarily as a result of an increase in accrued bonuses. These items were partially offset by: (i) a $3.6 million increase in accounts receivables due to timing of receivables related to retail and direct sales of the magicJack PLUS, and (ii) a $2.6 million decrease in accounts payable primarily due to timing receiving bills and submitting payments to our vendors.

Cash Flow – Investing Activities

Net cash provided by investing activities was $12.4 million and $8.8 million for the nine months ended September 30, 2013, and 2012, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2013 was primarily attributable to $12.6 million proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Net cash provided by investing activities during the nine months ended September 30, 2012 was primarily attributable to $14.8 million net proceeds from sales of investments, partially offset by $5.7 million used to purchase certain intangible assets and $0.2 million used for purchases of property and equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $7.2 million and $40.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash used in financing activities during the nine months ended September 30, 2013 consisted of: (i) $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets.

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

Stock Repurchase Program

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of September 30, 2013. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through September 30, 2013. At September 30, 2013, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

We have sold put option contracts and purchased call option contracts in connection with our share repurchase program in order to lower the average share price paid for ordinary shares we purchase. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the nine months ended September 30, 2013 and 2012, we expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the nine months ended September 30, 2013, and (ii) $42.4 million purchasing 2,362,949 shares of outstanding ordinary shares at an average price of $17.95 during the nine months ended September 30, 2012.

Other Liabilities

As of September 30, 2013, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a net present value of $2.7 million at September 30, 2013. Refer to Note 8, “Other Liabilities,” in the Notes to our condensed consolidated financial statements included elsewhere herein for further details.

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

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact on the total fair market value of our portfolio as of September 30, 2013.

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

Our Investments

As a result of the Company investing its excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At September 30, 2013, we did not have any short positions in put option contracts and long positions in call option contracts.

Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At September 30, 2013, we did not have any outstanding put option contracts.

ITEM 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s  management,  including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report.  Based on management’s identification of the previously reported deficiency in internal control over financial reporting as it relates to income taxes that it considers to be a material weakness, management has concluded that disclosure controls and procedures were not effective at September 30, 2013. Steps being undertaken to remediate these weaknesses are discussed below.

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

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular fiscal year or quarter. For additional information, refer to Note 9, “Commitments and Contingencies,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

ITEM 1A.                      Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority granted to us of $100 million as of September 30, 2013. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through September 30, 2013. There were no purchases during the three months ended September 30, 2013. At September 30, 2013, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

magicJack VocalTec Ltd. Registrant

Dated: November 12, 2013	/s/ Gerald Vento Gerald Vento President and Chief Executive Officer

Dated: November 12, 2013	/s/ Jose Gordo Jose Gordo Chief Financial Officer