Form 10-K
period 2013-12-31
MAGICJACK VOCALTEC LTD
filed 2014-03-12
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐  Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $161,418,629.

The number of the registrant’s ordinary shares outstanding as of February 28, 2014 was 17,826,595.

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

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;

•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	references to “NASDAQ” are to the NASDAQ Global Stock Market; and

•	references to the “SEC” are to the United States Securities and Exchange Commission.

•	references to the “magicJack devices” are to the original magicJack ®, the MagicJack PLUS TM and the New magicJack PLUS TM .

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK & Design, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICIN, MAGICOUT, MAGICFIX, MAGICFIX & Design and MAGICPAGE are trademarks of magicJack VocalTec. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, and Mexico, for the MAGICJACK & Design mark in Canada and Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “MAY,” “PLAN,” “PROJECT,” “SHOULD” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO MAGICJACK VOCALTEC OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS AND ASSUMPTIONS OF MAGICJACK VOCALTEC WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. MANY FACTORS COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS THAT MAY BE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPETITION WE FACE; OUR RELIANCE ON THE MAGICJACK PRODUCT AND RELATED SOFTWARE ACCESS RIGHTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES; OUR ABILITY TO ATTRACT NEW CUSTOMERS AND RETAIN CURRENT CUSTOMERS; OUR ABILITY TO OBTAIN ENOUGH PHONE NUMBERS TO MEET OUR CUSTOMERS’ DEMANDS; OUR ABILITY TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS OR DEFEND OURSELVES AGAINST CLAIMS OF INFRINGEMENT; OUR ABILITY TO DEVELOP AND DEPLOY NEW PRODUCTS; ABILITY TO COMPLY WITH DOMESTIC AND INTERNATIONAL REGULATIONS AND STANDARDS; THE ABILITY TO ANTICIPATE DEMAND FOR OUR PRODUCTS; DIFFERENCES BETWEEN OUR SERVICES AND TRADITIONAL PHONE SERVICES, INCLUDING 911 SERVICE; OUR ABILITY TO ADAPT TO RAPID CHANGES IN THE MARKET FOR VOICE SERVICES; OUR DEPENDENCE ON KEY SWITCHING ELEMENTS FROM COMPETITORS; UNCERTAINTIES RELATING TO REGULATION OF VOICE-OVER-INTERNET-PROTOCOL SERVICES; CHANGES IN TAX LAWS OR IN OUR TAX STATUS RESULTING IN INCREASED TAX LIABILITY; CURRENTLY PENDING OR FUTURE LITIGATION OR GOVERNMENTAL PROCEEDINGS; SERVER OR SYSTEM FAILURES THAT COULD AFFECT THE QUALITY OR DISRUPT THE SERVICES WE PROVIDE AND OUR ABILITY TO MAINTAIN DATA SECURITY.

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

ITEM 1.                BUSINESS

Business Overview

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other award winning magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the "access right") to access its servers, and the Company’s customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP) services, a softphone company, and the developer and provider of the magicJack product line. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company’s strategy since 2007 has been to vertically integrate its technology, design and suppliers, and it has completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, the Company began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones.  In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free.

The Company’s corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. The Company is located at 19 Hartom Street, Binat Building 5th Floor Har Holzvim, Jerusalem 9777518, Israel (telephone number +972-9-970-3888). The Company was organized under the laws of the State of Israel in 1989 and is subject to the Israeli Companies Law, or the Companies Law. The Company’s subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), whose offices are at 222 Lakeview Avenue Suite 1550, West Palm Beach, Florida, 33401 (telephone number 561-749-2255).

Product and Service Offerings

magicJack  Devices

The magicJack and magicJack PLUS are VoIP devices weighing about one ounce and include the access right that enables customers to use our software to access our servers for the initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The Company started selling the magicJack in late 2007. In September 2011, it launched the magicJack PLUS, which contains a SoC (System on a Chip) that connects either to a computer USB like the original magicJack or directly to a broadband modem/router. Similar to the original magicJack, the magicJack PLUS also has a plug to which a regular phone can be connected. These features and capabilities allow users to replace their home or enterprise phone services with the magicJack PLUS, or simply use it as a second phone line. In June 2013, the Company introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free.

magicJack APP

The magicJack APP is an application that allows users to make and receive telephone calls through the computer using a headphone or the computer's speakers and microphone or through their smart phones using their magicJack account. The magicJack APP is currently available for the iPhone, iPad, IPod Touch and Android smart phones.  Currently, consumers that do not have a magicJack account can also download the magicJack APP and make telephone calls from anywhere in the world into the US or Canada for free.

Access Right Renewals

Customers who own a magicJack device or magicJack service may purchase access rights for continued use of the software to access our servers for additional years. The Company offers users access right periods ranging from one to five years.

Other magicJack-Related Products

The Company offers customers other products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, and the ability to port their existing phone numbers to a magicJack device.

Prepaid Minutes

The Company’s customers can purchase minutes on a prepaid basis.

Access and Wholesale Charges

The Company generates revenues from access fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

Sources of Revenues

The Company generates revenues from the following sources:

•
Sales of the magicJack devices – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial six or twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers purchasing rights to access the Company’s servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial six or twelve months access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, and (iv) insurance covering the replacement of a damaged or lost device;

•	Prepaid minutes – represents revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks;

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to the Company’s end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•
Other revenues – represent primarily revenues sources the Company no longer sells, which included the sale of telecommunications hardware, proprietary software and related services, as well as other ancillary revenue sources The Company stopped selling the aforementioned items in late 2012 as it discontinued efforts to acquire new customers for such products.

Approximately 90% of the Company’s revenues in the years ended December 31, 2013, 2012 and 2011 were derived from sales to customers located in the United States. The following table presents a breakdown of the Company’s net revenues for the periods indicated (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net Revenue
Sale of magicJack devices	$54,491	$73,813	$44,552
Access right renewals	57,038	43,853	36,546
Shipping and handling	4,399	5,596	2,158
magicJack-related products	8,754	8,626	4,596
Prepaid minutes	12,578	15,500	11,634
Access and wholesale charges	6,210	9,124	3,607
Other	22	1,850	7,357
Total Net Revenue	$143,492	$158,362	$110,450

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. Research and development expenses were $5.7 million, $2.6 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company accounts for research and development costs in accordance with applicable accounting pronouncements described in Note 2, “Summary of Accounting Policies,” in the Notes to its Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which the Company currently competes is the United States. Approximately 98% of its property and equipment, net of depreciation, is located in the United States.

Business Seasonality

The Company’s revenues are not subject to seasonal fluctuations.

Manufacturing

In 2006, we entered into a manufacturing and supply agreement with a Chinese company to manufacture the magicJack devices. Certain components of the magicJack are built for us, based on our specifications, in Taiwan and Hong Kong and then sent to the Chinese manufacturer in China for final assembly.

Our supply chain and third party manufacturing arrangements are structured to allow us to control product quality, realize cost efficiencies and minimize the risks associated without having to disclose proprietary technology to multiple outside parties during production. Our strategy since 2007 has been to vertically integrate our technology and design suppliers, and we have completed three acquisitions since 2007 to implement this strategy. As a result of these strategic acquisitions, we control practically every stage in the design of our products. Certain magicJack device parts are sourced directly by the production facility in China. We work closely with our suppliers to plan inventory procurement in quantities that will meet customer demand while minimizing inventory risks. We purchase components and sub-assemblies through separate purchase orders and do not currently have any long-term purchase contracts with these suppliers. Prices of our components have not fluctuated significantly in the past three fiscal years.

Marketing, Sales and Distribution

The Company has relied on various marketing methods to advertise its products, including Internet marketing and long and short form television commercials. The Company currently distributes the magicJack devices through retail outlets, including Walmart, RadioShack, Best Buy, Target, Walgreens, CVS, Fry’s and others, as well as through direct sales.

In the years ended December 31, 2013, 2012 and 2011, sales of the magicJack devices through retail outlets represented approximately 70%, 59% and 57%, respectively, of sales of all magicJack devices sold.  For the same periods, direct sales represented approximately 30%, 41% and 43%, respectively, of magicJack devices sold.

For the years ended December 31, 2013, 2012 and 2011, no retailer accounted for more than 10% of the Company’s total operating revenues.

Competition

The Company faces competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Some of our principal competitors are the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add broadband telephone services to their existing telephone and broadband offerings. The Company also faces, or expects to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless, Inc. and Clearwire Corporation, offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline-based service. Some of these providers may be developing a dual mode phone that will be able to use broadband telephone service where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Yahoo! Inc. and others.  In addition, the Company competes with independent broadband telephone service providers.

Because most of its customers are purchasing communications services from one or more of these providers, success is dependent upon the Company’s ability to attract customers away from their existing providers. The Company competes primarily through the quality and cost structure of its infrastructure and its low pricing.

Many of the Company’s actual and potential competitors enjoy greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources than the Company does. In addition, the Company may also face future competition from new market entrants.

           Our Competitive Positioning

The Company believes that the key competitive factors in our market include:

•	pricing and cost structure;
•	ease of initial set-up and use;
•	call quality;
•	customer care; and
•	ease of use and the design of features and capabilities that are attractive to customers.

The Company believes that its large existing user base, competitive pricing, efficient customer acquisition model, low cost service delivery and customer care capabilities, position us well to compete effectively in the future.

Intellectual Property

The Company believes that the improvement of existing products and services, its technologies and the development of new products are important in establishing and maintaining a competitive advantage. The Company believes that the value of its products is dependent, to a certain extent, upon the maintenance of intellectual property rights, the license rights to use certain intellectual property rights, trade secrets or copyright protection of its proprietary software and technologies. The Company relies on a combination of trade secrets, copyrights, trademarks and patents, together with non-disclosure and invention assignment agreements, to establish and protect the technology used in its products.

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

The Company’s registered trademarks include VocalTec, MAGICJACK, MAGICJACK & Design, MAGICIN, MAGICOUT, MAGIC FIX, MAGICFIX & Design, MAGICJACK PLUS, MAGICJACK APP and MAGICPAGE in the United States. A trademark application is pending for the MAGICJACK PC mark. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico, India and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico and India. Applications for the MAGICJACK APP, MAGICJACK PC, and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European, Union, El Salvador, and Mexico. All other trademarks or registered trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

The Company relies on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect its intellectual property worldwide. The Company has filed numerous foreign and domestic patent right applications directed to its magicJack device and other products with E911 capability, emergency call routing, emergency call location determination, and other technologies. At present, the Company owns eight issued utility patents and two issued design patents in the United States, and it is the licensee (in one case, the exclusive licensee) of several issued United States patents. The Company currently has various pending U.S. and foreign patent applications in the United States (including one application that has been indicated by the European Patent Office as allowed or allowable), and other issued foreign patents. The Company is also actively researching new technologies and improvements to its existing technologies and intends to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for its business. The patents owned by the Company, and to the extent that patents issued from its pending applications in the future, will expire between October 2015 and April 2032. Many of the Company’s software and communication solutions have been developed internally and are proprietary.

Although the Company does not believe that its products infringe any valid claim of a patent owned by any third party, third parties have asserted infringement and other claims against it from time to time. These claims have been directed at certain basic and fundamental components of the Company’s products. There can be no assurance that third parties will not assert such claims against the Company in the future or that such claims will not be successful.

       Effects of Governmental Regulations

In the United States, the Company is subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC”) and various state and local regulations. The Company believes that under current regulations, magicJack LP is not an interconnected VoIP provider.

The Company provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non- interconnected VoIP. FCC regulations may now, or may in the future, be applied to the Company’s broadband telephone operations. Other FCC regulations apply to the Company because it operates servers and provides international calling capability. Some of the Company’s operations are also subject to regulation by state public utility commissions (“PUCs”).

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

E911 Calling

The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company believes it is not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides some 911 capability for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as most statutes, to the extent they apply, would have the Company act as a billing and collection agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

In 2013, as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. customers who have access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

Network Neutrality

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies. The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.” The Court upheld the FCC’s transparency requirement. The Company cannot predict to what extent this decision may affect its business at this time. While the Company believes that interference with access to its products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth. On February 19, 2014, the Federal Communications Commission stated it won't appeal the aforementioned court decision regarding net neutrality rules and will try again to craft regulations to ensure open access to the Internet.

Universal Service Fund (“USF”) and Other Funds

The FCC and many state public utility commissions (“PUCs”) have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers and to promote universal availability of modern networks capable of providing mobile voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services Fund. All telecommunications carriers are required to contribute to these funds, and the requirements have been expanded to include interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. magicJack LP does not bill for domestic local and long distance telecommunication calling services.

Customer Privacy and Promotional Activities

The Company is subject to various federal and state laws and regulations seeking to protect the privacy of customers’ personal information that restrict the Company’s ability to use such information for marketing and promotional purposes. The FCC limits telephone companies’ and interconnected VoIP providers’ use of customer proprietary network information (“CPNI”) such as telephone calling records without customer approval, and requires those companies to protect CPNI from disclosure. Federal and state laws also limit the Company’s and other companies’ ability to contact customers and prospective customers by telemarketing, email or fax to advertise services.

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

Number Portability

The FCC requires interconnected VoIP providers to comply with Local Number Portability (“LNP”) rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.

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

Discontinuance of Service Reporting

The FCC requires interconnected VoIP providers to file an application with the Commission for the discontinuance, reduction or impairment of services, which includes the conversion of an interconnected VoIP service to a service that permits users to receive calls that originate on the public switched telephone network (“PSTN”) but not terminate calls to the PSTN, or the converse. The Company believes it is not an interconnected VoIP provider as currently defined by the FCC.

Annual Traffic and Revenue Reports

In January of 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

Broadband and Telephone Competition Reporting

Interconnected VoIP service providers, facilities-based providers of broadband connections to end user locations, providers of wired or fixed wireless local exchange telephone service, and facilities-based providers of mobile telephony service are required to submit to the FCC on an annual basis a Broadband and Telephone Competition Report.  Through the report the FCC collects information to analyze the deployment of broadband infrastructure and competition.

Effects of State Regulations

The Company has and will continue to be subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. The Company cannot predict the outcome of current or future proceedings, nor can it predict the potential impact on the Company's business.

State and Municipal Taxes

The Company believes that it files all required tax returns and pays all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because its magicJack LP subsidiary’s personnel, property and activities are in Florida. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that The Company is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

Regulatory Environment

In addition to the foregoing regulations to which the Company may be subject directly, changes to FCC and PUC regulations could affect the services, and the terms and conditions of service, the Company is able to provide. Moreover, changes to any regulations to which the Company is subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for its services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on the Company’s business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company’s business, could have a material adverse effect on its business.

Executive Officers of the Registrant

The following sets forth certain information regarding the Company’s executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Gerald Vento	66	President, Chief Executive Officer and Director
Jose Gordo	40	Chief Financial Officer
Timothy McDonald	50	Chief Operating Officer

GERALD VENTO, President, Chief Executive Officer and Director. Mr. Vento was appointed as the Company’s Chief Executive Officer effective as of January 1, 2013. Mr. Vento was appointed to the Company's Board upon the consummation of the business combination between VocalTec and YMax on July 16 2010, served as Chairman of the Company’s Board from April 1, 2012 to December 31, 2012 and appointed Chief Executive Officer and President effective January 1, 2013. Mr. Vento has served as a Director of YMax since 2008. Mr. Vento previously served as a member of the Board of Managers of Velocity Express, LLC, a privately held transportation and logistics company, from 2009 through 2012, and its CEO and Executive Chairman from 2011 to 2012. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and continued to serve as a director of Westec through 2012. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States

JOSE GORDO, Chief Financial Officer.  Mr. Gordo was appointed as the Company’s Chief Financial Officer on May 10, 2013.  Mr. Gordo joined magicJack in early 2013. In 2011, he co-founded Southcap Partners, a managing general partnership with investments in medium-sized companies. Prior to that, Mr. Gordo was a Managing Director of a private equity firm and was a partner at the national law firm of Akerman Senterfitt, where he specialized in corporate law matters; advising public and private companies and investment firms on mergers & acquisitions and capital markets transactions. He received a J.D. degree from Georgetown University Law Center and a B.A. degree from the University of Miami.

TIMOTHY R. MCDONALD, Chief Operating Officer. Mr. McDonald was appointed as Chief Operating Officer of the Company, effective December 13, 2013. Mr. McDonald Mr. McDonald has over 20 years of experience in the internet and communications industries and has operated across the full range of enterprise, from public companies down to businesses in the early stage of development, and has a broad range of management experience. Mr. McDonald founded Scatteree Partners in 2011 to develop and operate new mobile data services. From June 2009 until September 2011, Mr. McDonald served as a partner at Eagle River Partners LLC, a private investment company. Prior to joining Eagle River in 2009, Mr. McDonald was responsible for the global communications investments for an investment team at Merrill Lynch since June 2004. He received an MBA from Northwestern University and a BA from Georgetown University.

Employees

As of December 31, 2013, the Company had 60 full-time employees, of whom 54 were in the United States and 6 were in Israel. The Company’s employees are not represented by a labor union. The Company believes that its relations with its employees are good. In Israel, the Company’s relations with employees are governed by labor regulations that provide for specific terms of employment between the Company and its employees.

Neither the Company’s employees nor the Company are parties to any collective bargaining agreements, except for provisions of such agreements that are applicable to the industry in which the Company is engaged by virtue of expansion orders of the Israeli Ministry of Labor and Welfare issued under applicable Israeli laws.

Available Information

The Company’s annual report on Form 10-K (or Form 20-F for prior years), quarterly reports on Form 10-Q, current reports on Form 8-K (or Form 6-K per filings up to December 31, 2011), as well as any amendments to those reports, will be provided in electronic format, free of charge, upon request, as soon as reasonably practicable after they are filed with or furnished to the SEC. You can learn more about the Company by reviewing its SEC filings under the "Financial Information" tab on its web site at http://www.vocaltec.com. The investor relations section of our website also includes charters for our audit committee and compensation committee of our board of directors, as well as our code of ethics that applies to all our employees, officers and directors, including our chief executive officer and our chief financial officer.

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

References to the Company’s website and the SEC’s website in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, such websites.

ITEM 1A.             RISK FACTORS

Many factors and uncertainties could have an effect on the Company’s financial condition, cash flow, results of operations or future performance. The Company is subject to various risks resulting from changing economic, political, industry, business and financial conditions. The material risk factors affecting our operations are described below.

RISKS RELATED TO OUR BUSINESS

The market in which the Company participates is highly competitive and if it does not compete effectively, its operating results may be harmed by loss of market share and revenues.

The telecommunications industry is highly competitive. The Company faces intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and manufacturers of communication devices.

The principal competitors for the Company’s products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. The Company also faces, or expects to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless, Inc. and Clearwire Corporation, offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline-based service.

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Yahoo! Inc. and others.  In addition, the Company competes with independent broadband telephone service providers.

The Company’s future growth depends in part on its ability to effectively develop and sell additional products, services and features.

The Company invests in the development of new products, services and features with the expectation that it will be able to effectively offer them to consumers. For example, in 2011, the Company launched the magicJack APP for the iPhone, iPad and iPod Touch. In 2012 it launched the magicJack APP for Android smart phones. The magicJack APP allows users to make free calls to numbers within the U.S. and Canada and to all other magicJack numbers in the world. The Company currently allows the magicJack APP to be downloaded free of charge. The Company has not determined when and if it plans to charge customers for use of the magicJack APP and cannot anticipate demand for the product once it begins charging a fee for its use. Accordingly, the Company cannot assure you that the successful introduction of new products or services will not adversely affect sales of its current products and services. In addition, the Company’s inability to successfully commercialize additional products, services and features could have a material adverse effect on its efforts to diversify its product offerings and revenues and ultimately on its business, results of operations, financial condition or cash flows.

The Company may face difficulty in attracting new customers, and if it fails to attract new customers, its business and results of operations may suffer.

Most traditional wireline and wireless telephone service providers and cable companies are substantially larger and better capitalized than the Company is and have the advantage of a large existing customer base. Because most of its customers are purchasing communications services from one or more of these providers, the Company’s success is dependent upon its ability to attract customers away from their existing providers. In addition, these competitors could focus their substantial financial resources to develop competing technology that may be more attractive to potential customers than what the Company offers. The Company’s competitors’ financial resources may allow them to offer services at prices below cost or even for free in order to maintain and gain market share or otherwise improve their competitive positions.

The Company’s competitors also could use their greater financial resources to offer broadband telephone service with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services that the Company’s competitors provide, they may choose to offer broadband telephone service as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which the Company does not offer. This bundle may enable the Company’s competitors to offer broadband telephone service at prices with which it may not be able to compete or to offer functionality that integrates broadband telephone service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for the Company to attract and retain customers to its products, cause the Company to lower its prices in order to compete and reduce its market share and revenues.

The Company may be unable to obtain enough phone numbers in desirable area codes to meet demand, which may adversely affect its ability to attract new customers and its results of operations.

The Company’s operations are subject to varying degrees of federal and state regulation. It currently allows customers to select the area code for their desired phone number from a list of available area codes in cities throughout much of the United States. This selection may become limited if the Company is unable to obtain phone numbers, or a sufficient quantity of phone numbers, including certain area codes, due to exhaustion and consequent shortages of numbers in those area codes, restrictions imposed by federal or state regulatory agencies, or a lack of telephone numbers made available to it by third parties. If the Company is unable to provide its customers with a nationwide selection of phone numbers, or any phone numbers at all, in all geographical areas and is unable to obtain telephone numbers from another alternative source, or is required to incur significant new costs in connection with obtaining such phone numbers, the Company’s relationships with current and future customers may be damaged, causing a shortfall in expected revenue, increased customer attrition, and an inability to attract new customers. As a result, its business, results of operations and financial condition could be materially and adversely affected.

The Company may be unsuccessful in protecting its proprietary rights or may have to defend itself against claims of infringement, which could impair or significantly affect its business.

The Company’s means of protecting its proprietary rights may not be adequate and our competitors may independently develop technology that is similar to the Company’s. Legal protections afford only limited protection for its technology. The laws of many countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. Despite its efforts to protect its proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of the Company’s products or to obtain and use information that it regards as proprietary. Third parties may also design around the Company’s proprietary rights, which may render its protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of the Company’s products or the technology underlying its products is covered by third-party patents or other intellectual property rights, the Company could be subject to various legal actions.

The Company cannot assure you that its products do not infringe intellectual property rights held by others or that they will not in the future. VocalTec, YMax and other subsidiaries have received in the past communications from third parties relating to technologies used in their products (including, with respect to YMax, the magicJack) that have alleged violation of other intellectual property rights. In response to these communications, the Company has contacted these third parties to convey its good faith belief that it does not violate those parties’ rights or otherwise resolved the issues on favorable terms that have not had a material impact on the Company’s results of operations or financial condition.

The Company cannot assure you that it will not receive further correspondence from these parties, or not be subject to additional allegations of infringement from others. Third parties may assert infringement, misappropriation, or breach of license claims against the Company from time to time. Such claims could cause the Company to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. Litigation may be necessary to enforce the Company’s intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of the Company’s resources, which in turn could materially adversely affect its business and financial condition. Moreover, any settlement of or adverse judgment resulting from such litigation could require the Company to obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit its use of the technology. Any required licenses may not be available to the Company on acceptable terms, if at all. If the Company attempts to design around the technology at issue or to find another provider of suitable alternative technology to permit it to continue offering applicable software or product solutions, the Company’s continued supply of software or product solutions could be disrupted or its introduction of new or enhanced software or products could be significantly delayed.

The Company may experience delays in the deployment of new products. If it is not successful in the continued development, introduction or timely manufacture of new products, demand for its products could decrease.

The development of the magicJack, magicJack Plus and magicJack APP resulted from the Company’s ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While the Company has new products currently in development or beta versions, its continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in delays in product development include:

•	rapid technological changes in the broadband communications industry;

•	federal, state and local regulations governing our products and services;

•	relationships with manufacturers, other carriers and service providers; and

•	the availability of third party technology for the development of new products.

There can be no assurance that the Company will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that the Company will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If the Company fails to deploy new products on a timely basis, then its product sales will decrease, its quarterly operating results could fluctuate, and its competitive position and financial condition would be materially and adversely affected.

In addition, the Company’s pursuit of necessary technology may require substantial time and expense. It may need to license new technologies to respond to technological change. These licenses may not be available to the Company on terms that it can accept or may materially change the gross profits that it is able to obtain on its products. The Company may not succeed in adapting its products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the Company’s future success. Any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on the Company’s results of operations.

The Company’s products must comply with various international and domestic regulations and standards.

The Company’s products must comply with various international and domestic regulations and standards defined by regulatory agencies. If it does not comply with existing or evolving industry standards and other regulatory requirements or if it fails to obtain in a timely manner any required domestic or foreign regulatory approvals or certificates, the Company will not be able to sell its products where these standards or regulations apply, which may harm its business. Moreover, distribution partners or customers may require the Company, or the Company may otherwise deem it necessary or advisable, to alter its products to address actual or anticipated changes in the regulatory environment. The Company’s inability to alter its products to address these requirements and any regulatory changes could have a material adverse effect on its business, financial condition, and operating results.

If the Company does not correctly anticipate demand for its products, it may not be able to secure sufficient quantities or cost-effective production of its products or it could have costly excess production or inventories.

The Company has generally been able to increase production to meet its increasing demand. However, the demand for its products depends on many factors and is difficult to forecast. The Company expects that it will become more difficult to forecast demand as it introduces and supports multiple products, as competition in the market for its products intensifies and as the markets for some of its products mature to the mass market category. Significant unanticipated fluctuations in demand could cause problems in the Company’s operations, such as:

•
If demand increases beyond what the Company forecasts, it would have to rapidly increase production. It would depend on suppliers to provide additional volumes of components, and those suppliers might not be able or willing to increase production rapidly enough to meet unexpected demand.

•
Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower the Company’s profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower the Company’s margins and reduce customer satisfaction.

•
If forecasted demand does not develop, the Company could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at the Company’s facilities, which could result in lower margins.

Certain aspects of the Company’s service materially differ from services offered by traditional telephone service providers, which may limit the acceptance of the Company’s services by mainstream consumers and its potential for growth.

Certain aspects of the Company’s service are not the same as traditional telephone service, which may limit the acceptance of its services by mainstream consumers and its potential for growth. The Company’s growth is dependent on the adoption of its services by mainstream customers, and so these differences are becoming increasingly important. For example:

•	the Company’s E911 and emergency calling services differ, in significant respects, from the 911 service associated with traditional wireline and wireless telephone providers;

•	the Company’s customers may at times experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes and delays in transmissions;

•	the Company’s customers may at times experience higher dropped-call rates than they are used to from traditional wireline telephone companies;

•
customers who obtain new phone numbers from the Company do not appear in the phone book and their phone numbers are not available through directory assistance services offered by traditional telephone companies;

•	the Company’s customers cannot accept collect calls;

•	the Company’s customers cannot reach certain telephone numbers; and

•	in the event of a power loss or Internet access interruption experienced by a customer, the Company’s service may be interrupted.

If customers do not accept the differences between the Company’s service and traditional telephone service, they may choose to remain with their current telephone service provider or may choose to return to service provided by traditional telephone companies, and customer demand for services will decrease.

The Company’s emergency and E911 calling services are different from those offered by traditional wireline telephone companies and may expose it to significant liability.

While the Company does not believe it is today subject to regulatory requirements to provide such capability, the Company provides our customers with emergency calling services/E911 calling services that significantly differ from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls from a fixed location over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. Because the magicJack devices are portable or nomadic, the only way the Company can determine to which PSAP to route an emergency call, and the only location information that the Company’s E911 service can transmit to a dispatcher at a PSAP is the information that the Company’s customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their magicJack or magicJack PLUS device to make calls almost anywhere a broadband connection is available. Significant delays may occur in a customer updating its registered location information, and in applicable databases being updated and new routing implemented once a customer has provided new information. If the Company’s customers encounter delays when making emergency services calls and any inability to route emergency calls properly, or of the answering point to automatically recognize the caller’s location or telephone number, such delays can have devastating consequences. Customers may, in the future, attempt to hold the Company responsible for any loss, damage, personal injury or death suffered as a result.

Traditional phone companies also may be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls. However, traditional phone companies are covered by federal legislation exempting them from liability for failures of emergency calling services, and the Company is not afforded such protection. In addition, the Company has lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Additionally, service interruptions from the Company’s third-party providers could cause failures in its customers’ access to E911 services. Finally, the Company may decide not to offer customers E911 services at all. Any of these factors could cause the Company to lose revenues, incur greater expenses or cause the Company’s reputation or financial results to suffer.

State and local governments may seek to impose E911 fees.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic.  Should a regulatory authority require payment of money from the Company for such support, magicJack LP may be required to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

In settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to each user who has access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

Certain E911 regulatory authorities have asserted or may assert in the future that the Company is liable for damages, including end user assessed E911 taxes, surcharges and/or fees, for not having billed and collected E911 fees from its customers in the past or in the future. If a jurisdiction were to prevail in such claims, the decision could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may decide to end its emergency and E911 calling services in the future, which may affect its revenues and expose it to significant liability.

Although the Company currently makes available emergency and E911 services to users, it does not believe that it is required by regulations to do so. The Company may, in the future, decide to discontinue providing such services. Discontinuing such services may adversely affect customer demand, may result in fines by the FCC and may affect the Company’s revenues. In addition, customers who fail to reach emergency services may, in the future, attempt to hold the Company responsible for any loss, damage, personal injury or death suffered as a result.

If the Company’s services are not commercially accepted by its customers, its prospects for growth will suffer.

The Company’s success in deriving a substantial amount of revenues from its broadband telephone service offering sold to consumers and businesses relies on the commercial acceptance of its offering from consumers and business. Although the Company is currently selling its services to a number of customers, it cannot be certain that future customers will find its services attractive. If customer demand for its services does not develop or develops more slowly than anticipated, it would have a material adverse effect on the Company’s business, results from operations and financial condition. The Company’s success relies on the commercial acceptance of its offering from these advertisers and retailers. The Company is not currently selling its advertising and retailing services and it cannot be certain future online advertisers and retailers will find its services attractive. If demand for these services does not develop or develops more slowly than anticipated, it would have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company is unable to retain its existing customers, its revenue and results of operations would be adversely affected.

The Company offers services pursuant to a software access right agreement that is generally six months to five years in duration and allows its customers to gain access to its servers for telephone calls. The Company’s customers do not have an obligation to renew their software access rights after their initial term period expires, and these software access rights may not be renewed on the same or on more profitable terms. As a result, the Company’s ability to grow depends in part on software access right renewals. The Company may not be able to accurately predict future trends in customer renewals, and its customers’ access right renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with the Company’s services, the prices of its services, the fees imposed by government entities, the prices of comparable services offered by its competitors or reductions in its customers’ spending levels. If the Company’s customers do not renew their access rights for its services, renew on less favorable terms, or do not purchase additional functionality, the Company’s revenue may grow more slowly than expected or decline, and its profitability and gross margins may be harmed.

The success of the Company’s business is dependent on cost-effective marketing and its growth may be affected by increased media advertising costs.

A major portion of the Company’s revenue growth is attributable to its media advertising, including television advertising and banner advertisements on websites. If advertising rates, which the Company does not control, are substantially increased by television stations or by other media and the Company is unable to utilize alternative advertising methods, such increases will have an adverse effect on the Company’s business, results from operations and financial condition. Additionally, if advertisers using web-based banner advertising targeted towards the Company’s magicJack APP users do not achieve the results they desire or expect and cancel their advertising, the Company’s revenues and results of operations may be adversely affected.

Failure to establish and expand strategic alliances could prevent the Company from executing its business model and adversely affect its growth.

The Company’s success depends on its continued ability to develop strategic relationships with leaders in the retail, telephony, online advertising and online retail industry segments. These relationships enable the Company to expand its services and products to a larger number of customers; develop and deploy new services and products; enhance the magicJack brand; and generate additional revenue. The Company may not be able to establish relationships with key participants in the telephony, retail, online advertising and online retail industry segments. Once the Company has established strategic relationships, it depends on its partner’s ability to generate increased acceptance and use of our services and products. If the Company loses any of these strategic relationships or if it fails to establish additional relationships, or if strategic relationships fail to benefit the Company as expected, it may not be able to execute its business plan and its business will suffer.

The market for the Company’s services and products is characterized by rapidly changing technology and its success will depend on its ability to enhance its existing service and product offerings and to introduce new services and products on a timely and cost effective basis.

The market for the Company’s services and products is characterized by rapidly changing enabling technology, frequent enhancements and evolving industry standards. The Company’s continued success depends on its ability to accurately anticipate the evolution of new products and technologies and to enhance our existing products and services. Historically, several factors have deterred consumers and businesses from using voice over broadband service, including security concerns, inconsistent quality of service, increasing broadband traffic and incompatible software products. If the Company is unable to continue to address those concerns and foster greater consumer demand for its products and services, its business and results of operations will be adversely affected.

The Company’s success also depends on its ability to develop and introduce innovative new services and products that gain market acceptance. The Company may not be successful in selecting, developing, manufacturing and marketing new products and services or enhancing existing products and services on a timely basis. The Company may experience difficulties with software development, industry standards, design or marketing that could delay or prevent its development, introduction or implementation of new services and enhancements. The introduction of new services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render its existing or future services obsolete. If the Company’s services become obsolete due to wide-spread adoption of alternative connectivity technologies, the Company’s ability to generate revenue may be impaired. In addition, any new markets into which the Company attempts to sell its services, including new countries or regions, may not be receptive. If the Company is unable to successfully develop or acquire new services, enhance its existing services to anticipate and meet customer preferences or sell its services into new markets, the Company’s revenue and results of operations would be adversely affected.

Increases in credit card processing fees and high chargeback costs would increase the Company’s operating expenses and adversely affect its results of operations, and an adverse change in, or the termination of, the Company’s relationship with any major credit card company would have a severe, negative impact on its business.

A significant number of the Company’s customers purchase its products through the Company’s website and pay for its products and services using credit or debit cards. The major credit card companies or the issuing banks may increase the fees that they charge for transactions using their cards. An increase in those fees would require the Company to either increase the prices it charges for its products, or suffer a negative impact on its profitability, either of which could adversely affect its business, financial condition and results of operations.

The Company has potential liability for chargebacks associated with the transactions it processes, or are processed on its behalf by merchants selling its products. If a customer returns his or her magicJack products at any time, or claims that the Company’s product was purchased fraudulently, the returned product is “charged back” to the Company or its bank, as applicable. If the Company or its sponsoring banks are unable to collect the chargeback from the merchant’s account, or, if the merchant refuses or is financially unable, due to bankruptcy or other reasons, to reimburse the merchant’s bank for the chargeback, the Company bears the loss for the amount of the refund paid.

The Company is vulnerable to credit fraud, as it sells its magicJack products directly to customers through its website. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant or the Company receive authorization for the transaction, the Company or the merchant are liable for any loss arising from the transaction. Because sales made directly from the Company’s website are card-not-present transactions, the Company is more vulnerable to customer fraud. The Company is also subject to acts of consumer fraud by customers that purchase its products and services and subsequently claim that such purchases were not made.

In addition, as a result of high chargeback rates or other reasons beyond its control, the credit card companies or issuing bank may terminate their relationship with the Company, and there are no assurances that it will be able to enter into a new credit card processing agreement on similar terms, if at all. Upon a termination, if the Company’s credit card processor does not assist it in transitioning its business to another credit card processor, or if the Company were not able to obtain a new credit card processor, the negative impact on the Company’s liquidity likely would be significant. The credit card processor may also prohibit the Company from billing discounts annually or for any other reason. Any increases in the Company’s credit card fees could adversely affect its results of operations, particularly if the Company elects not to raise its service rates to offset the increase. The termination of the Company’s ability to process payments on any major credit or debit card, due to high chargebacks or otherwise, would significantly impair its ability to operate its business.

The Company has experienced rapid growth in recent periods. If it fails to manage its growth effectively, the Company may be unable to maintain high levels of service or address competitive challenges adequately.

The Company sells a significant number of magicJack product line units and significantly increased the number of customers using its products and services. These increases have placed, and the Company’s anticipated sales will continue to place, a significant strain on its resources. As a result of these sales, the Company may have to implement new operational and financial systems and procedures and controls, to expand, train and manage its employee base, and to maintain close coordination among its technical, marketing, support and finance staffs. The Company must also continue to attract, retain, and integrate personnel in all aspects of operations. To the extent the Company acquires new businesses, it must also assimilate new operations, technologies and personnel. The Company may be unable to manage its expenses effectively in the future, which may negatively impact its gross profit or operating expenses in any particular quarter.

Flaws in the Company’s technology and systems could cause delays or interruptions of service, damage its reputation, cause it to lose customers and limit its growth.

The Company’s service may be disrupted by problems with its technology and systems, such as malfunctions in its software or other facilities and overloading of its servers. The Company’s customers may experience interruptions in the future as a result of these types of problems. Interruptions may in the future cause the Company to lose customers, which could adversely affect its revenue and profitability. In addition, because the Company’s systems and its customers’ ability to use its services are Internet-dependent, the Company services may be subject to “hacker attacks” from the Internet, which could have a significant impact on its systems and services. If service interruptions adversely affect the perceived reliability of the Company’s service, it may have difficulty attracting and retaining customers and its brand reputation and growth may suffer.

Material defects or errors in the software the Company uses to deliver its services could harm its reputation, result in significant costs to the Company and impair its ability to sell its services.

The software applications underlying the Company’s products and services, or the products and services sold by its subsidiaries, are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. The Company has from time to time found defects in its services, and new errors in its existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•	a reduction in sales or delay in market acceptance of the Company’s services;

•	product returns, repairs, replacements or sales credits or refunds to the Company’s customers;

•	loss of existing customers and difficulty in attracting new customers;

•	uncollectible accounts receivable and delays in collecting accounts receivable;

•
legal actions by the Company’s customers or, with respect to VocalTec and VocalTec Communications LLC (“VocalTec US”, formerly known as Stratus Telecommunications, LLC) products, by its customers’ end users;

•	loss of or delay in market acceptance of the Company’s products;

•	diversion of development resources;

•	harm to our reputation; and

•	increased insurance costs.

After the release of the Company’s services, defects or errors may also be identified from time to time by its internal team and by its customers. There can be no assurance that, despite testing, errors will not be found in its products after commencement of commercial deployment. The costs incurred in correcting any material defects or errors in its services may be substantial and could harm the Company’s operating results.

The Company may in the future incur costs associated with support services. Moreover, as the Company’s solutions grow in complexity, this risk may intensify over time and may result in increased expenses.

Customers may bundle, incorporate or connect the Company’s telecommunication hardware and software products into or to complex systems that contain errors or defects that may be unrelated to its products. As a result, when the Company’s customers encounter problems, it may be difficult to identify the product that caused the problem. In addition, such occurrences may result in undue delays or cancellations of the implementation of the Company’s customers’ bundled products and services. In such cases, the Company’s reputation could be harmed and its results of operations could be adversely affected, which could result in reduced revenues or increased expenses.

The Company’s ability to provide its service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of its service, damage its reputation, cause the Company to lose customers and limit its growth.

The Company’s success depends on its ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond its control. Unlike traditional wireline telephone service or wireless service, the Company’s service requires its customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by the Company. The quality of some broadband Internet connections in certain geographic areas may be too poor for customers to use the Company’s services properly. The Company’s future growth could be limited if broadband connections are not, or do not become, widely available in markets that it targets.

In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using the Company’s service. The Company’s customers may experience such interruptions in the future. In addition, the Company’s E911 service is currently and will remain dependent upon one or more third-party providers. Interruptions in service from these vendors could cause failures in the Company’s customers’ access to E911 services. If service interruptions adversely affect the perceived reliability of the Company’s service, it may have difficulty attracting new customers and its brand, reputation and growth will be negatively impacted.

The Company depends on overseas manufacturers, and for certain products, third-party suppliers, and its reputation and results of operations would be harmed if these manufacturers or suppliers fail to meet the Company’s requirements.

The manufacture of the magicJack devices is conducted by a manufacturing company in China, and certain parts are produced in Taiwan and Hong Kong. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture the Company’s products. If these companies were to terminate their arrangements with the Company or fail to provide the required capacity and quality on a timely basis, either due to actions of the manufacturers; earthquake, fire, flood, or other natural disaster; or the actions of their respective governments, the Company would be unable to manufacture its products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with the Company’s products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. The Company cannot assure you that it would be able to establish alternative manufacturing relationships on acceptable terms or in a timely manner that would not cause disruptions in its supply. The Company’s reliance on these contract manufacturers involves certain risks, including the following:

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

Any interruption in the manufacture of the Company’s products would be likely to result in delays in shipment, lost sales and revenue and damage to its reputation in the market, all of which would harm its business and results of operations. In addition, while the Company’s contract obligations with its contract manufacturer in China is denominated in U.S. dollars, changes in currency exchange rates could impact its suppliers and increase its prices.

The Company relies on independent retailers to sell the magicJack devices, and disruption to these channels would harm its business.

Because the Company sells a majority of its magicJack, magicJack PLUS, other devices and certain services to independent retailers, it is subject to many risks, including risks related to their inventory levels and support for the Company’s products. In particular, the Company’s retailers maintain significant levels of its products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, the Company’s sales could be negatively impacted.

Many of the Company’s retailers also sell products offered by its competitors. If the Company’s competitors offer its retailers more favorable terms, those retailers may de-emphasize or decline to carry its products. In the future, the Company may not be able to retain or attract a sufficient number of qualified retailers. If the Company is unable to maintain successful relationships with retailers or to expand its distribution channels, its business will suffer.

To continue this method of sales, the Company will have to allocate resources to train vendors, systems integrators and business partners as to the use of its products, resulting in additional costs and additional time until sales by such vendors, systems integrators and business partners are made feasible. The Company’s business depends to a certain extent upon the success of such channels and the broad market acceptance of their products. To the extent that the Company’s channels are unsuccessful in selling their products, and as a result, the Company’s products, its revenues and operating results will be adversely affected.

Many factors out of the Company’s control could interfere with its ability to market, license, implement or support its products with any of its channels, which in turn could harm its business. These factors include, but are not limited to, a change in the business strategy of the Company’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels or changes in ownership or management of one or more of its channels. Some of the Company’s competitors may have stronger relationships with its channels than the Company does or offer more favorable terms with respect to their products, and the Company has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If the Company fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of the Company’s products may decrease and its operating results would suffer.

The Company may not be able to maintain adequate customer care during periods of growth or in connection with its addition of new and complex devices or features, which could adversely affect its ability to grow and cause its financial results to be negatively impacted.

The Company considers our customer care to be critically important to acquiring and retaining customers. A portion of its customer care is provided by third parties located in the Philippines. This approach exposes the Company to the risk that it may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in the Company’s customer care caused by disruptions at its third-party facilities may cause it to lose customers, which could adversely affect its revenue and profitability. If the Company’s customer base expands rapidly, it may not be able to expand its outsourced customer care operations quickly enough to meet the needs of its customer base, and the quality of its customer care will suffer and its access right renewal rate may decrease. As the Company broadens its magicJack offerings and its customers build increasingly complex home networking environments, it will face additional challenges in training its customer care staff. The Company could face a high turnover rate among its customer service providers. The Company intends to have its customer care provider hire and train customer care representatives in order to meet the needs of its growing customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, the Company may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect its business and results of operations.

If the Company is unable to maintain an effective process for local number portability provisioning, its growth may be negatively impacted.

The Company complies with requests for local number portability from its customers at the end of the 30-day trial period. Local number portability means that its customers can retain their existing telephone numbers when subscribing to the Company’s services, and would in turn allow former customers of its to retain their telephone numbers should they subscribe to another carrier. All carriers, including interconnected VoIP service providers, must complete the porting process within one business day. If the Company is unable to maintain the technology to expedite porting its customers' numbers, demand for its services may be reduced, the Company may be subject to regulatory enforcement activity, and this will adversely affect its revenue and profitability.

Because much of the Company’s potential success and value lies in its use of internally developed hardware, systems and software, its failure to protect the intellectual property associated with them could negatively affect it. Additionally, other parties may have the right to use intellectual property important to the Company’s business.

The Company’s ability to compete effectively is dependent in large part upon the maintenance and protection of systems and software that it has developed internally. While the Company has several pending intellectual property right applications for future service offerings, it cannot patent all of the technology that is important to its business. In addition, the Company’s pending intellectual property right applications may not be successful. The Company will rely on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect its rights to this technology. It may be possible for a third party to copy or otherwise obtain and use this technology without authorization. Policing unauthorized use of this technology is difficult. The steps the Company takes may not prevent misappropriation of the technology it relies on. Enforcement of its intellectual property rights also depends on the Company’s successful legal actions against these infringers, but these actions may not be successful, even when the Company’s rights have been infringed. In addition, effective protection may be unavailable or limited in some jurisdictions. The Company uses certain intellectual property rights under licenses granted to it. Because the Company may not have the exclusive rights to use some of its intellectual property, other parties may be able to compete with it.

The loss of key personnel or an inability to attract and retain additional personnel may impair the Company’s ability to grow its business.

The Company is highly dependent upon the continued service and performance of its senior management team, key technical personnel, and key employees. The replacement of these individuals likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of the Company’s business objectives.

The Company faces intense competition for qualified individuals from numerous technology, software, wireless telephone and traditional telephone service provider companies. If it is unable to attract new employees and retain its current employees, the Company may not be able to develop and maintain its services at the same levels as its competitors and it may, therefore, lose potential customers and sales penetration in certain markets. The Company’s failure to attract and retain suitably qualified individuals could have an adverse effect on its ability to implement its business plan and, as a result, its ability to compete would decrease, its operating results would suffer and its revenues would decrease.

The Company may make acquisitions that prove unsuccessful or strain or divert its resources.

The Company intends to consider acquisitions of other companies in its industry that could complement its business, including the acquisition of entities that would expand its service offerings, increase its market share or offer access to other asset classes that it does not currently serve. The Company has limited experience in completing acquisitions of other businesses. If it does acquire other businesses, it may not be able to successfully integrate these businesses with its own and it may be unable to maintain its standards, controls and policies. The Company may fail in its attempt to integrate acquired companies and businesses in such a way that it can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from its business operations. Through acquisitions, the Company may enter areas in which it has no or limited experience, and an acquisition may be unsuccessful in accomplishing the intended benefits of the transaction. Moreover, any acquisition may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on the Company’s business and results of operations.

The Company may incur operating losses in the future, and it has incurred historical operating losses.

The Company had net losses of $0.8 million and $1.6 million in 2011 and 2010, respectively. It expects to continue to incur significant operating and certain capital expenditures as it increases its sales and marketing activities to expand its customer base and increase its research and development activities as it develops enhanced technologies and features to improve its services, products and offerings, increase its general, administrative and operating functions to support its growing operations. As a result, the Company will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues the Company may generate. Its efforts to attract new customers and to provide its current communications applications and services to an increased number of customers may be more expensive than the Company currently anticipates. If it does not significantly increase revenues after investing in these efforts, the Company’s results from operations would be harmed. Having now achieved profitability, the Company cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. Because of its limited operating history and the early stage of the market for some of its products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed the Company’s expectations or cannot be adjusted accordingly, its business, results of operations and financial condition could be adversely affected.

The Company has experienced, and may continue to experience, significant fluctuations in its quarterly results, which might make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in the market price of the Company’s ordinary shares.

The Company’s operating results and other income (expenses) have fluctuated and may continue to fluctuate from period to period for a number of reasons. Due to the past volatility of the markets the Company operates in or investments it makes, the Company cannot predict the impact on its revenues, results of operations or other income (expense) that any deterioration or other changes in such market may have.

Significant annual and quarterly fluctuations in the Company’s results of operations may also be caused by its advertising and marketing activities and, among other factors, the timing and composition of orders from its customers, reduced prices for its products, the economic viability and credit-worthiness of its customers, the collectability of its receivables, the timing of new product announcements and releases of new products by it and by its competitors. Significant annual and quarterly fluctuations in other income (expense) are primarily caused by changes in the underlying value of investments and strategies.

The Company’s future results may also be affected by its ability to continue to develop, introduce and deliver enhanced and new products in a timely manner, to offer new products at competitive prices, to offer existing products at lower prices, to compete with competitors that are larger than it and to anticipate and meet customer demands. There can be no assurance that sales in any particular quarter will not be lower than those of the preceding quarters, including comparable quarters.

As a result, the Company believes that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The volatility in the Company’s operating results may also result in significant volatility in its share price. It is also possible that the Company’s quarterly results of operations may be below the expectations of public market analysts and investors. If this happens, the price of the Company’s ordinary shares is likely to decrease.

The Company’s plans to expand its operations internationally are subject to increased risks which could harm its business, operating results, and financial condition.

The Company plans to expand its operations and market and sell its magicJack products and related services internationally. There are risks inherent in doing business internationally, including:

•	evolving or more stringent telecommunication and broadband telephone service standards and requirements of obtaining required permits, licenses and certifications to conduct its business;

•	different or more stringent consumer protection, content, data protection, privacy and other laws;

•	import or export restrictions, tariffs and changes in trade regulations;

•	economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	credit risk and higher levels of payment fraud;

•	longer payment cycles;

•	political or social instability; and

•	potentially adverse tax developments.

Any of these risks could have a material adverse effect on the Company’s ability to expand its business and harm its business, operating results and financial condition.

The Company may have exposure to greater than anticipated tax liabilities.

The Company is an Israeli corporation that operates through various subsidiaries in a number of countries throughout the world. Consequently, the Company is subject to tax laws, treaties and regulations in and between the countries in which it operates. The Company’s income taxes are based upon the applicable tax laws and tax rates in effect in the countries in which it operates and earns income as well as upon its operating structures in these countries. The Company’s provision for income taxes is complex and is based on a jurisdictional mix of earnings, statutory rates and enacted tax rules. Significant judgment is required in determining The Company’s provision for income taxes and in evaluating its tax positions, including the transfer pricing of our intercompany transactions, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes its tax judgments estimates are reasonable based upon its interpretations of applicable tax laws in the jurisdictions in which it files, its tax positions may be challenged, and if successful, such challenges may materially differ from amounts recorded in the Company’s financial statements, which could have a significant adverse impact on its effective tax rate, and on its operating results and financial condition.

The Company’s income tax returns are subject to audit in various jurisdictions throughout the world and its 2010 and 2011 U.S. federal income tax returns are currently under audit.

The Company’s income tax returns are subject to review and audit in the United States and other jurisdictions. The Company does not recognize the benefit of income tax positions it believes are more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges the Company’s operational structure, transfer pricing policies, or the taxable presence of its key subsidiaries in certain countries, or if the terms of certain income tax treaties are interpreted in a manner that is adverse to the Company’s structure, or if the Company loses a material tax dispute in any country, its effective tax rate on its worldwide earnings could increase substantially and the Company’s earnings and cash flows from operations could be materially adversely affected.

The Company’s consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2010 and December 31, 2011 are currently under audit by the Internal Revenue Service (“IRS”). The Company believes that its tax positions are appropriate and are prepared to vigorously defend any positions challenged. Nonetheless, if the IRS were to challenge the Company’s prior tax positions and the Company is unsuccessful in defending them, it may be required to pay taxes for prior periods, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO REGULATION IN THE UNITED STATES

The Company’s business is highly dependent on regulation that continues to change.

Much of the services that the Company provides are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. The Company operates in all fifty states under complex and evolving state and local telecommunications and tax laws that vary from jurisdiction to jurisdiction. Although the Company believes that certain regulations do not currently apply to it, certain broadband telephone services have also been subjected to significant regulation and may be subjected to additional regulation in the future. Complying with new or clarified telecommunications, broadband telephone service, or tax regulations, and obtaining required permits, licenses or certifications in numerous jurisdictions, can be costly and disruptive to the Company’s business. If the Company fails to comply with applicable regulations, or if those regulations change or are clarified in a manner adverse to it, including in any of the ways described in these risk factors related to regulation, the Company’s business and operating results may suffer. Furthermore, new regulations, new laws or other factors may cause the Company to lose its ability to maintain certain certifications in various states, which could prevent it from providing telephone numbers to its customers. The Company may, instead, be required to purchase numbers from other CLECs, which would increase its expenses and would negatively impact its results. Moreover, there is no guarantee that the Company would be able to receive or purchase numbers from other CLECs. In such event, the Company would not have numbers to offer prospective customers, which would have a significant negative impact on its business.

If the Company cannot continue to obtain key switching elements from its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

The Company will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to obtain key switching elements from some of its primary competitors on acceptable terms. To offer local voice and data services in a market, the Company must connect its servers with other carriers in a specific market. This relationship is governed by an interconnection agreement or carrier service agreement between the Company and that carrier. The Company has such agreements with Verizon, AT&T, XO Communications Services and the CenturyLink network in a majority of its markets. If the Company is unable to continue these relationships, enter into new interconnection agreements or carrier service agreements with additional carriers to other markets or if these providers liquidate or file for bankruptcy, its business and profitability may suffer.

Regulatory initiatives may continue to reduce the maximum rates the Company is permitted to charge long distance service providers for completing calls by their customers to customers served by its servers.

The rates that the Company charges and is charged by service providers for terminating interstate calls by their customers to customers served by its servers, and for transferring calls by its customers onto other carriers, cannot exceed rates determined by regulatory authorities. State regulatory authorities may, in the future, similarly reduce the baseline rates the Company charges for intrastate terminating calls. Such federal or state rate reductions, if enacted, could affect the Company’s revenues and results of operations.

Regulation of broadband telephone services are developing and therefore uncertain; and future legislative, regulatory or judicial actions could adversely impact the Company’s business and expose it to liability.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. Although YMax Communications Corp., one of the Company’s wholly-owned subsidiaries, may be subject to certain regulation as a telecom service provider, it and our other subsidiaries have developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to the Company and its competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on the Company’s business. If its VoIP telephony service or our other products and services become subject to the rules and regulations applicable to telecommunications providers, if current broadband telephone service rules are clarified and applied to the Company, or if additional rules and regulations applicable specifically to broadband telephone services are adopted, the Company may incur significant compliance costs, and it may have to restructure its service offerings, exit certain markets or start charging for its services at least to the extent of regulatory costs or requirements, any of which could cause its services to be less attractive to customers. The Company has faced, and may continue to face, difficulty collecting such charges from its customers and/or carriers, and collecting such charges may cause it to incur legal fees. The Company may be unsuccessful in collecting all of the regulatory fees owed to it. The imposition of any such additional regulatory fees, charges, taxes and regulations on VoIP communications services could materially increase the Company’s costs and may limit or eliminate its competitive pricing advantages.

Regulatory and governmental agencies may determine that the Company should be subject to rules applicable to certain broadband telephone service providers or seek to impose new or increased fees, taxes, and administrative burdens on broadband telephone service providers. The Company also may change its product and service offerings in a manner that subjects it to greater regulation and taxation. Such obligations could include requirements that the Company contribute directly to federal or state Universal Service Funds. The Company may also be required to meet various disability access requirements, number portability obligations, and interception or wiretapping requirements, such as the Communications Assistance for Law Enforcement Act. The imposition of such regulatory obligations or the imposition of additional federal, state or local taxes on its services could increase the Company’s cost of doing business and limit its growth.

The Company offers its products and services in other countries, and therefore could also be subject to regulatory risks in each such foreign jurisdiction, including the risk that regulations in some jurisdictions will prohibit it from providing its services cost-effectively or at all, which could limit its growth. Currently, there are several countries where regulations prohibit the Company from offering service. In addition, because customers can use the Company’s services almost anywhere that a broadband Internet connection is available, including countries where providing broadband telephone service is illegal, the governments of those countries may attempt to assert jurisdiction over the Company. Violations of these laws and regulations could result in fines, criminal sanctions against the Company, its officers or its employees, and prohibitions on the conduct of its business. Any such violations could include prohibitions on the Company’s ability to offer its products and services in one or more countries, could delay or prevent potential acquisitions, expose the Company to significant liability and regulation and could also materially damage its reputation, its brand, its international expansion efforts, its ability to attract and retain employees, its business and its operating results. The Company’s success depends, in part, on its ability to anticipate these risks and manage these difficulties.

The success of the Company’s business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block the Company’s services or charge their customers more for also using its services, which could adversely affect t its revenue and growth.

The Company’s customers must have broadband access to the Internet in order to use its service. Providers of broadband access, some of whom are also competing providers of voice services, may take measures that affect their customers’ ability to use the Company’s service, such as degrading the quality of the data packets they transmit over their lines, giving those packets low priority, giving other packets higher priority than the Company’s, blocking its packets entirely or attempting to charge their customers more for also using its services.

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies. The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.” The Court upheld the FCC’s transparency requirement.

The decision affirmatively recognizes the FCC’s jurisdiction over the Internet, based on Section 706 of the Telecommunications Act of 1996. The FCC has announced that it will again propose network neutrality regulations based on this jurisdiction. Legislation in this area is also possible. The Company cannot predict to what extent this decision or future regulatory initiatives may affect its business at this time. While the Company believes that interference with access to its products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth. On February 19, 2014, the Federal Communications Commission stated it won't appeal the aforementioned court decision regarding net neutrality rules and will try again to craft regulations to ensure open access to the Internet.

The Company may be bound by certain FCC regulations relating to the provision of E911 service, and if it fails to comply with new FCC regulations requiring it to provide E911 emergency calling services, it may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While the Company does not believe the FCC’s rules currently apply to its offering, the FCC could, however, clarify or modify its ruling to obligate the Company to provide E911 services according to its specific requirements. A proposal to broaden those covered by the requirements is currently under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

The consequences of failure to comply fully with the FCC’s orders currently are unclear. Limitations on the Company’s ability to provide E911 service or to comply with changing mandates of the FCC could materially limit its growth and have a material adverse effect on its profitability. The Company could be subjected to various fines and forfeitures. FCC rulings could also subject the Company to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which the Company interconnects and exchanges traffic with other providers and the costs and revenues associated with doing so.

The Company exchanges calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls the Company exchanges originate from and terminate to a customer that uses a broadband Internet connection to access its services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic the Company exchanges with them is subject to higher levels of compensation than the Company, or the third parties terminating the Company’s traffic to the PSTN, pay today (if any), or if other providers from whom the Company currently collects compensation for the exchange of such traffic refuse to pay it going forward, the Company may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, the Company cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

The Company’s business is subject to privacy and online security risks, including security breaches, and it could be liable for such breaches of security. If the Company is unable to protect the privacy of its customers making calls using its service, or information obtained from its customers in connection with their use or payment of its services, in violation of privacy or security laws or expectations, the Company could be subject to liability and damage to its reputation.

Although the Company has developed systems and processes that are designed to protect customer information and prevent fraudulent transactions, data loss and other security breaches, such systems and processes may not be sufficient to prevent fraudulent transactions, data loss and other security breaches. Failure to prevent or mitigate such breaches may adversely affect the Company’s operating results.

Customers may believe that using the Company’s services to make and receive telephone calls using their broadband connection could result in a reduction of their privacy, as compared to traditional wireline carriers. Additionally, the Company’s website, www.magicJack.com, serves as an online sales portal. The Company currently obtains and retains personal information about its website users in connection with such purchases. In addition, the Company obtains personal information about its customers as part of their registration to use its products and services. Federal, state and foreign governments have enacted or may enact laws or regulations regarding the collection and use of personal information.

The Company’s businesses involve the storage and transmission of users' proprietary information, and security breaches could expose it to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other Internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of its security occurs, the market perception of the effectiveness of the Company’s security measures could be harmed and it could lose users. A party that is able to circumvent the Company’s security measures could misappropriate the Company’s or its users' proprietary information, cause interruption in the Company’s operations, damage its computers or those of its users, or otherwise damage the Company’s reputation and business. Any compromise of the Company’s security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in its security measures, which could harm its business.

Currently, a significant number of the Company’s users authorize it to bill their credit card accounts directly for all transaction fees charged by the Company. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.

Possession and use of personal information in conducting the Company’s business subjects it to legislative and regulatory burdens that could require notification of data breach, restrict its use of personal information and hinder the Company’s ability to acquire new customers or market to existing customers. The Company may incur expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Under payment card rules and the Company’s contracts with its card processors, if there is a breach of payment card information that the Company stores, it could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if the Company fails to follow payment card industry security standards, even if there is no compromise of customer information, the  Company could incur significant fines or lose its ability to give customers the option of using payment cards to fund their payments or pay their fees. If the Company were unable to accept payment cards, its business would be seriously damaged.

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as the Company expands the number of places where it operates. Security breaches, including any breach by the Company or by parties with which it has commercial relationships that result in the unauthorized release of the Company’s users' personal information, could damage its reputation and expose the Company to a risk of loss or litigation and possible liability. The Company’s insurance policies carry coverage limits that may not be adequate to reimburse it for losses caused by security breaches.

The Company’s users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to the Company’s users' computers. These emails appear to be legitimate emails sent by magicJack, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite the Company’s efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage the Company’s brands, discourage use of its websites, and increase its costs.

The Company has a stringent privacy policy covering the information it collects from its customers and has established security features to protect its service. However, the Company’s security measures may not prevent security breaches. The Company may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate its security and gain access to, or otherwise misappropriate, the Company’s customers’ personal information or be able to access their telephone calls, it could harm the Company’s reputation and, therefore, its business and the Company could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, the Company’s involvement in which, regardless of the outcome, could require it to expend significant financial resources. Internet privacy is a rapidly changing area and the Company may be subject to future requirements and legislation that are costly to implement and negatively impact its results.

Government regulation is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede the Company’s growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered Internet access to the Company’s services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of the Company’s seller programs. Unfavorable regulations and laws could diminish the demand for the Company’s products and services and increase its cost of doing business.

RISKS RELATED TO OUR SYSTEM SECURITY

Server failures or system breaches could cause delays or adversely affect the Company’s service quality, which may cause it to lose customers and revenue.

In operating its servers, the Company may be unable to connect and manage a large number of customers or a large quantity of traffic at high speeds. Any failure or perceived failure to achieve or maintain high-speed data transmission could significantly reduce demand for the Company’s services and adversely affect its operating results. In addition, computer viruses, break-ins, human error, natural disasters and other problems may disrupt the Company’s servers. The system security and stability measures the Company implements may be circumvented in the future or otherwise fail to prevent the disruption of its services. The costs and resources required to eliminate computer viruses and other security problems may result in interruptions, delays or cessation of services to the Company’s customers, which could decrease demand, decrease the Company’s revenue and slow its planned expansion.

Hardware and software failures, delays in the operation of the Company’s computer and communications systems or the failure to implement system enhancements may harm its business.

The Company’s success depends on the efficient and uninterrupted operation of its software and communications systems. A failure of its servers could impede the delivery of services, customer orders and day-to-day management of the Company’s business and could result in the corruption or loss of data. Despite any precautions the Company may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at its various facilities could result in interruptions in the flow of data to the Company’s servers and from its servers to the Company’s customers. In addition, any failure by the Company’s computer environment to provide its required telephone communications capacity could result in interruptions in the Company’s service. Additionally, significant delays in the planned delivery of system enhancements and improvements, or inadequate performance of the systems once they are completed, could damage the Company’s reputation and harm its business. Finally, long-term disruptions in infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, and acts of terrorism (particularly involving cities in which it has offices) could adversely affect the Company’s businesses. Although the Company maintains general liability insurance, including coverage for errors and omissions, this coverage may be inadequate, or may not be available in the future on reasonable terms, or at all. The Company cannot assure you that this policy will cover any claim against it for loss of data or other indirect or consequential damages and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. In addition to potential liability, if the Company experiences interruptions in its ability to supply its services, its reputation could be harmed and the Company could lose customers.

The Company’s service requires an operative broadband connection, and if the adoption of broadband does not progress as expected, the market for its services will not grow and the Company may not be able to grow its business and increase its revenue.

Use of the Company’s service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers in the U.S. and worldwide has grown significantly over the last five years, this service has not yet been adopted by all consumers and is not available in every part of the United States and Canada, particularly rural locations. If the adoption of broadband services does not continue to grow, the market for the Company’s services may not grow.

RISKS RELATING TO THE COMPANY’S ORDINARY SHARES

If securities or industry analysts do not publish research or reports about the Company’s business, if they adversely change their recommendations regarding the Company’s ordinary shares or if the Company’s operating results do not meet their expectations, the market price of the Company’s ordinary shares could decline.

The trading market for the Company’s ordinary shares will be influenced by the research and reports that industry or securities analysts publish about it or its business. If one or more of these analysts cease coverage of the Company or fail to publish reports on it regularly, the Company could lose visibility in the financial markets, which in turn could cause the price of the Company’s ordinary shares or trading volume in its ordinary shares to decline. Moreover, if one or more of the analysts who cover the Company downgrades the Company’s ordinary shares or if its operating results do not meet their expectations, the market price of the Company’s ordinary shares could decline.

The Company does not anticipate paying cash dividends on its ordinary shares, which could reduce the return on your investment.

The Company has never declared or paid cash dividends on its ordinary shares and does not expect to do so in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and to repurchase its ordinary shares not for retirement. In addition, terms of any future debt agreements may preclude the Company from paying cash dividends. Accordingly, any return on your investment must come from an increase in the trading price of the Company’s ordinary shares.

RISKS RELATING PRIMARILY TO THE COMPANY’S INCORPORATION IN ISRAEL

The Company has operations located in Israel, and therefore its results may be adversely affected by political, economic and military conditions in Israel.

The Company’s business and operations will be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on the Company’s business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in the region continue or intensify. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

The tax benefits and other incentives available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

The Israeli government currently provides major tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and the Israeli Governmental authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. The Company currently takes advantage of these programs. There is no assurance that such benefits and programs would continue to be available to the Company in the future. If such benefits and programs were terminated or further reduced, it could have an adverse effect on the Company’s business, operating results and financial condition.

The Company’s operations could be disrupted as a result of the obligation of its personnel to perform military service

Several of the Company’s employees reside in Israel and may be required to perform annual military reserve duty and may be called for active duty under emergency circumstances at any time. The Company’s operations could be disrupted by the absence for a significant period of time of one or more of these employees due to military service. Any such disruption could adversely affect the Company’s business, results of operations and financial condition.

Provisions of Israeli law and the Company’s Articles of Association may prevent or make it difficult for the Company to be acquired and adversely affect the market price of its ordinary shares.

Israeli corporate law regulates mergers, requires that a tender offer be effected when more than a specified percentage of shares in a company are purchased, requires special approvals for certain transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions.

Furthermore, Israeli tax considerations may make potential transactions unappealing to the Company or to its shareholders, especially for those shareholders whose country of residence does not have a tax treaty with Israel which exempts such shareholders from Israeli tax. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of a number of conditions, including, in some cases, a holding period of two years from the date of the transaction during which sales and dispositions of shares of the participating companies are restricted. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred.

Certain provisions of our Articles of Association, or the Articles, may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by its Board of Directors. These provisions include a requirement that most of amendments of the Company’s Articles must be approved by the holders of not less than seventy-five percent (75%) of the voting power represented at the meeting in person or by proxy and voting thereon.

These provisions of Israeli law and the Company’s Articles and could have the effect of delaying or preventing an acquisition of the Company or changes in control, some of which could be deemed by certain shareholders to be in their best interests and which could affect the price some investors are willing to pay for the Company’s ordinary shares.

It may be difficult to pursue an action in the U.S. or to enforce a U.S. judgment, including actions or judgments based upon the civil liability provisions of the U.S. federal securities laws, against the Company and its executive officers and directors, or to assert U.S. securities law claims in Israel.

Certain of the Company’s directors are not residents of the United States and certain of their assets and the Company’s assets are located outside the United States. Without consent to service of process, additional procedures may be necessary to serve individuals who are not U.S. residents. Therefore, it may be difficult to serve process on those directors who are not U.S. residents in order to commence any lawsuit against them before a U.S. court, including an action based on the civil liability provisions of U.S. federal securities laws.

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

An investor may also find it difficult to bring an original action in an Israeli court to enforce liabilities based upon the U.S. federal securities laws against the Company, or against its directors and officers. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws and rule that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.

Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some respects from the rights and responsibilities of shareholders of U.S. companies.

Since the Company is incorporated under Israeli law, the rights and responsibilities of its shareholders are governed by The Company’s articles of association and by Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in U.S.-based corporations. For example, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders and to refrain from abusing its power in the company, including, among other things, voting at a general meeting of shareholders on certain matters, such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and acquisitions and related party transactions requiring shareholder approval. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company. There is limited case law available to assist us in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of the Company’s ordinary shares that are not typically imposed on shareholders of U.S. corporations.

Shareholder Approval of Certain Executive Compensation

Under the Companies Law, arrangements between a public company and a director as to the terms of his office, and an arrangement with a director regarding compensation for non-directorial duties in a public company, require the approval of the compensation committee followed by the approval of the board of directors and the shareholders of the company. Therefore, compensation payable to the Company’s executive officers who also serve on its board of directors requires approval of the Company’s compensation committee, board of directors and shareholders.

A recent amendment to the Companies Law requires shareholder approval for chief executive officer compensation including (i) the vote of at least a majority of the shares held by shareholders who are not controlling shareholders or have a personal interest in the proposal (shares held by abstaining shareholders shall not be taken into account); or (ii) that the aggregate number of shares voting against the proposal held by such shareholders does not exceed 2% of the Company's voting shareholders ("Special Majority"). These Special Majority requirements under the Companies Law may make it difficult for the Company to hire or retain executives and/or directors.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company’s headquarters are located in Jerusalem, Israel. The Company does not own any of its properties. All of the Company’s properties, including the properties utilized by its subsidiaries, are leased. The following table contains additional information about the Company’s properties as of March 12, 2014:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Jerusalem, Israel	Administrative offices, technical team and research and development.	1,722	September 2015

West Palm Beach, FL	Executive, administrative offices	2,222	June 2015

	Customer service management, warehouse and distribution center.	10,064	December 2014

Plano, TX	Research and development for the magicJack devices and certain related-products and network support.	2,334	May 2016

Sunnyvale, CA	Research and development for the magicJack devices and certain related-products.	1,232	October 2014

Franklin, TN	Technology management.	3,722	February 2019

The Company currently pays a total annual rental amount of approximately $0.4 million for all its facilities. The Company believes that its facilities are suitable for their purposes and sufficient to support its needs through 2014, and that, if necessary, additional facilities can be secured for the Company’s anticipated general corporate needs.

ITEM 3.                LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company’s policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular fiscal year or quarter. For additional information, refer to Note 10, “Commitments and Contingencies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Ordinary Shares and Dividend Policy

The Company’s ordinary shares are quoted on the NASDAQ under the symbol “CALL.” The following table sets forth the high and low adjusted closing prices for the Company’s ordinary shares as reported on the NASDAQ for the periods indicated, as adjusted to the nearest cent.

Year Ended December 31, 2013:	High	Low
Fourth quarter	$14.27	$10.97
Third quarter	$16.26	$12.87
Second quarter	$19.24	$13.79
First quarter	$18.56	$11.19
Year Ended December 31, 2012:
Fourth quarter	$24.54	$15.68
Third quarter	$26.75	$18.71
Second quarter	$24.95	$13.64
First quarter	$27.00	$13.12

On March 11, 2014, the last reported sale price of our ordinary shares on the NASDAQ was $16.93 per share. As of March 11, 2014, there were approximately 124 record holders of our ordinary shares. As of March 11, 2014, approximately 93.1% of our ordinary shares are held in the United States by approximately 104 record holders.

Dividends

The Company has not paid any cash dividend during the two most recently completed fiscal years. The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its ordinary shares not for retirement. The Company has not paid any cash dividends on its capital stock in the last two years and does not currently anticipate paying any cash dividends on its capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is currently granting stock-based awards under the MagicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the MagicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan ( together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options and restricted shares. The aggregate number of shares that may be subject to awards under the Plans is 2,250,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013.

During the year ended December 31, 2013, the Company granted 1,274,607 ordinary share options to its executives with a weighted average exercise price of $15.04 and 190,713 restricted stock units to its executives and directors with a weighted average exercise price of $14.15. No options were granted during years ended December 31, 2012 and 2011. As of December 31, 2013, there were 1,285,207 ordinary share options outstanding with a weighted average exercise price of $14.95 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	1,274,607	15.04	784,680
Equity compensation plans not approved by security holders (2)	10,600	4.14	—

(1) Consists of the MagicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the MagicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan.
(2) Consists of the 2003 Master Stock Plan.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of December 31, 2013. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through December 31, 2013, and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. The Company repurchased 6,143,731 ordinary shares under this program through December 31 2013.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2013. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2013, 2012 and 2011, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013, (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (iii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011.

There was no repurchase activity related to the Company’s stock repurchase program for the three months ended December 31, 2013.

On November 6, 2013, the Company repurchased 1,062,092 of its ordinary shares at $12.24 per share, for an aggregate purchase price of approximately $13.0 million (and fair value of $12.32 per share, or $13.1 million) in privately negotiated repurchase agreements with the independent trustees of two irrevocable trusts previously created by the Company’s founder, Mr. Daniel Borislow.

The following graph compares the cumulative total shareholder return on the Company’s common stock from January 1, 2008 to December 31, 2013 to that of the total return of the Nasdaq telecom Index and the S&P 500 Index. The comparison assumes $100 was invested in the Company’s common stock on January 1, 2008 and in each of the forgoing indices on January 1, 2008, and assumes the reinvestment of dividends. The graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.               SELECTED FINANCIAL DATA

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2009, 2010, 2011, 2012 and 2013 and for each of the years then ended is derived from the Company’s audited consolidated financial statements.

The information presented below is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
	(in thousands, except earnings per share)
Statement of Operations:
Net revenues	$116,812	$119,678	$110,450	$158,362	$143,492
Cost of revenues (1)	63,109	57,173	51,181	61,325	49,094
Gross profit	53,703	62,505	59,269	97,037	94,398
Operating expenses (1)	78,398	64,798	63,914	53,472	46,952
Operating (loss) income	(24,695)	(2,293)	(4,645)	43,565	47,446
Interest expense	(1,180)	(146)	(277)	(411)	(307)
Other income (expense), net (2)	3,898	618	4,147	3,736	9
(Loss) gain on extinguishment of debt	(563)	234	-	-	-
(Loss) income before income taxes	(22,540)	(1,587)	(775)	46,890	47,148
(Benefit) provision for income taxes	(9)	(32)	61	(8,961)	(23,163)
Net (loss) income	$(22,531)	$(1,555)	$(836)	$55,851	$70,311

Loss (income) per ordinary share
Basic (3)	$(1.31)	$(0.07)	$(0.08)	$2.80	$3.81
Diluted (3)	$(1.31)	$(0.07)	$(0.08)	$2.73	$3.81

Weighted average common ordinary shares outstanding
Basic	17,598	21,630	23,342	19,916	18,468
Diluted	17,598	21,630	23,342	19,985	18,476

Balance Sheet Data:
Cash, cash equivalents and investments	$28,401	$47,959	$35,096	$38,349	$54,779
Total assets	$77,009	$114,548	$110,630	$120,767	$171,894
Property and equipment, net	$2,034	$3,771	$2,669	$2,348	$1,959
Goodwill and other identified intangibles, net	$20,598	$39,579	$43,798	$48,440	$47,960
Total indebtedness, net of discount (4)	$4,915	$-	$-	$-	$-
Other non-current liabilities (5)	$-	$664	$4,219	$3,114	$6,487
Redeemable ordinary shares (6)	$5,764	$8,373	$-	$-	$-
Total capital (deficit) equity	$(49,047)	$(121)	$(26,377)	$(24,770)	$37,442
Total ordinary shares outstanding, net of treasury shares	$16,696	$18,152	$21,174	$18,709	$17,827

Other Data:
Depreciation of property and equipment	$1,457	$1,708	$2,076	$538	$565
Amortization of intangible assets	$1,405	$1,238	$2,084	$2,764	$4,293

(1)
Cost of revenue and operating expenses for fiscal year 2009 include a bonus to employees and outside consultants for services rendered in 2009 of $2.6 million and $23.0 million, respectively. Operating expenses for fiscal year 2010 include a bonus to employees for services rendered in 2010 of $1.0 million. Cost of revenue and operating expenses for fiscal year 2010 also include a bonus to employees and outside consultants for services rendered in 2009 of $0.4 million and $3.9 million, respectively, as a result of the Company’s decision to pay the 2009 bonus in the form of ordinary shares in March 2010. Operating expenses for fiscal year 2011 include a bonus to employees and outside consultants for services rendered in 2011 of $2.5 million. Operating expenses for fiscal year 2012 include a bonus to employees and outside consultants for services rendered in 2012 of $4.0 million. Operating expenses for fiscal year 2013 include a bonus to employees and outside consultants for services rendered in 2013 of $1.4 million.

(2)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income in fiscal year 2009 was primarily related to $4.3 million in gains on investments and dividend and interest income of $0.7 million, partially offset by a $1.1 million investment advisory fee. Other income in fiscal year 2010 was primarily related to $1.3 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2011 was primarily related to $2.2 million in fair value gain on common equity put options, $1.3 million in interest and dividend income and $0.6 million in gains on investments. Other income in fiscal year 2012 was primarily related to $3.7 million in fair value gain on common equity put options and $0.8 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2013 was primarily related to $0.3 million in interest and dividend income and by $0.7 million in gains on investments, offset by $1.0 million in fair value loss on common equity put options.

(3)
Due to the net losses for the years ended December 31, 2009, 2010 and 2011, basic and diluted loss per ordinary share for those years was the same, as the effect of potentially dilutive securities was anti-dilutive. Refer to Note 15, “Income (Loss) per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)	Includes current maturities of long-term debt.

(5)
As of December 31, 2010, this item represents deferred income tax liabilities, non-current. As of December 31, 2011, 2012 and 2013, this item represents primarily the non-current portion of outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, as well as deferred income tax liabilities, non-current, and $4.2 million provision for uncertain tax position recorded in 2013. Refer to Note 9, “Other Liabilities,” and Note 14, "Income Taxes" in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(6)
In August 2008, we entered into a stock purchase agreement with an unaffiliated multinational entertainment products and services retailer, whereby this retailer purchased 666,668 ordinary shares for $5.0 million. The amounts as of December 31, 2009 and 2010 represent the estimated redemption value of the ordinary shares held by the aforementioned retailer, which included the greater of (i) the original investment plus 11% accreted dividend per annum, or (ii) the fair market value per ordinary share of the Company at that date. These ordinary shares were repurchased by the Company in 2011. Refer to Note 11, “Redeemable Ordinary Shares,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH ITS CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT, PARTICULARLY THOSE DESCRIBED ABOVE UNDER ITEM 1A, RISK FACTORS.

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the “access right”) to access its servers, and the Company’s customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company’s strategy since 2007 has been to vertically integrate its technology, design and suppliers, and the Company has completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, the Company began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a PSTN. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free.

Basis of Presentation

The Company’s consolidated financial statements are prepared in conformity with U.S. GAAP, and are the basis for the discussion and analysis of its results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in the Company’s consolidated financial statements in the period they occur.

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the years ended December 31, 2013, 2012 and 2011 were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $124.7 million, $131.9 million and $87.9 million the years ended December 31, 2013, 2012 and 2011, respectively. The Company also provides its customers the ability to make prepaid calls using a magicJack device or magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $12.6 million, $15.5 million and $11.6 million for years ended December 31, 2013, 2012 and 2011, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, the Company’s diluted earnings per ordinary share for the year ended December 31, 2012 were increased by approximately $0.15 per ordinary share.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

magicJack Devices Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of the Company’s software to access its servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

The Company offers some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale based and re-estimates potential returns on a quarterly basis. For the year ended December 31, 2011, 2012 and 2013, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees charged to telecommunication carriers or providers for origination of their calls to 800-numbers, access fees charged to other telecommunication carriers or providers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated to our end-users. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, we released $10.9 million of valuation allowance. Further, at December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We determined that a valuation allowance of $17.6 million at December 31, 2013 was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will continue to make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

We assess our income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. In 2013, we recorded a provision for uncertain tax positions of $3.9 million, As of December 31, 2013 and 2012, the liability for uncertain tax positions totaled $4.2 million and $0.4 million, respectively.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. The Company accounts for share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.

RESULTS OF OPERATIONS

The following table presents the Company’s consolidated results of operations for the periods indicated (in thousands, except per share information). The consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations. The components of our operating revenue and cost of revenues as presented in the following table are described below the table.

	Year ended December 31,			2013 Compared to			2012 Compared to
	2013	2012	2011	2012			2011
Net Revenues
Sale of magicJack devices	$54,491	$73,813	$44,552	$(19,322)	(26.2	) %	$29,261	65.7%
Access right renewals	57,038	43,853	36,546	13,185	30.1		7,307	20.0
Shipping and handling	4,399	5,596	2,158	(1,197)	(21.4)		3,438	159.3
magicJack-related products	8,754	8,626	4,596	128	1.5		4,030	87.7
Prepaid minutes	12,578	15,500	11,634	(2,922)	(18.9)		3,866	33.2
Access and wholesale charges	6,210	9,124	3,607	(2,914)	(31.9)		5,517	153.0
Other	22	1,850	7,357	(1,828)	(98.8)		(5,507)	(74.9)
Total Net Revenue	143,492	158,362	110,450	(14,870)	(9.4)		47,912	43.4

Cost of Revenues
Cost of magicJack devices sold	15,341	23,792	12,944	(8,451)	(35.5)		10,848	83.8
Shipping and handling	2,452	2,539	2,499	(87)	(3.4)		40	1.6
Credit card processing fees	2,706	3,204	2,424	(498)	(15.5)		780	32.2
Network and carrier charges	22,141	27,948	27,847	(5,807)	(20.8)		101	0.4
Other	6,454	3,842	5,467	2,612	68.0		(1,625)	(29.7)
Total Cost of Revenues	49,094	61,325	51,181	(12,231)	(19.9)		10,144	19.8
Gross Profit	94,398	97,037	59,269	(2,639)	(2.7)		37,768	63.7

Operating expenses:
Advertising	14,293	23,181	32,148	(8,888)	(38.3)		(8,967)	(27.9)
General and administrative	26,998	27,697	29,050	(699)	(2.5)		(1,353)	(4.7)
Research and development	5,661	2,594	2,716	3,067	118.2		(122)	(4.5)
Total operating expenses	46,952	53,472	63,914	(6,520)	(12.2)		(10,442)	(16.3)
Operating income (loss)	47,446	43,565	(4,645)	3,881	8.9		48,210	1,037.9

Other income (expense):
Gains (losses) on investments	722	(738)	649	1,460	*		(1,387)	*
Interest and dividend income	318	783	1,271	(465)	*		(488)	*
Interest expense	(307)	(411)	(277)	104	(25.2)		(134)	48.4
Fair value (loss)/gain on common equity
put options	(1,047)	3,650	2,192	(4,697)	*		1,458	*
Other income, net	16	41	35	(25)	*		6	*
Total other (expense) income	(298)	3,325	3,870	(3,623)	(109.0)		(545)	(14.1)
Income (loss) before income taxes	47,148	46,890	(775)	258	*		47,665	*
Income tax (benefit) expense	(23,163)	(8,961)	61	(14,202)	*		(9,022)	*
Net income (loss)	70,311	55,851	(836)	14,460	*		56,687	*
Dividends on redeemable ordinary shares	-	-	(955)	-	*		955
Net income (loss) attributable to								*
ordinary shareholders	$70,311	$55,851	$(1,791)	$14,460	*		$57,642	*
Income (loss) per ordinary share:
Basic	$3.81	$2.80	$(0.08)	$1.01	*		$2.88	*
Diluted	$3.81	$2.73	$(0.08)	$1.08	*		$2.81	*
* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sales of the magicJack devices – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial six or twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial six or twelve months access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, and (iv) insurance covering the replacement of a damaged or lost device;

•	Prepaid minutes – represents revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks;

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to our end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•
Other revenues – represent primarily revenues from items we stopped selling, which included the sale of telecommunications hardware, proprietary software and related services, as well as other ancillary revenue sources. We stopped selling the aforementioned items in late 2012 as we discontinued efforts to acquire new customers for such products.

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of magicJack devices sold – represent the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers over the period associated with the initial six or twelve months access right period.

•
Shipping and handling – represent freight, postage and other transportation costs related to: (i) transportation of the magicJack devices from the manufacturer to our warehouse and distribution center, and (ii) freight, shipping and handling fees incurred to ship the magicJack devices to retailers and direct customers. These costs are expensed as incurred;

•
Credit card processing fees – represent transaction and other fees incurred as a result of accepting credit card payments for sales of magicJack devices, access right renewals, shipping and handling charges, magicJack related products and prepaid minutes sold direct to customers through our website. These fees are expensed as incurred;

•
Network and carrier charges – represent facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunication carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred; and

•
Other cost of revenues – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from sources we ceased selling. These sources included the sale of telecommunications hardware, proprietary software and related services. We stopped selling these items in late 2012 as we discontinued efforts to acquire new customers for such products.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Net Revenues

Total net revenue was $143.5 million and $158.4 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $14.9 million, or (9.4%). The decreases in the components of net revenues were primarily attributable to the following:

•
a $19.3 million decrease in revenues recognized for the sale of magicJack devices, primarily as a result of: (i) the reduction in revenues recognized on sales of the magicJack PLUS due to the introduction of the New magicJack PLUS in June 2013, (ii) lower average unit prices of magicJack PLUS units as a result of holiday promotions, offset in part by the revenues from sales of the New magicJack PLUS being recognized over six months as opposed to twelve months for prior devices, and (iii) a lower proportionate number of magicJack devices being sold directly to consumers at retail prices as opposed to the number of units sold to retailers and distributors at wholesale prices;

•
a $2.9 million decrease in revenues from prepaid minutes primarily as a result of the Company making an operational change in February 2012 which allowed it to identify the point in time when prepaid minutes expire under the terms of service, resulting in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue in 2012;

•	a $2.9 million decrease in revenues from access and wholesale charges;

•
a $1.8 million decrease in non-core other revenues as a result of the Company no longer selling telecommunications hardware and the Company’s proprietary software in late 2012 as it discontinued efforts to acquire new customers for such products; and

•
a $1.2 million decrease in shipping and handling revenues primarily as a result of the reduction in unit sales mentioned above, offset in part by the recognition of shipping and handling revenues related to the New magicJack PLUS over six months as opposed to twelve months for prior devices.

These decreases in components of net revenue were partially offset by a $13.2 million increase in renewal revenues as a result of an increase in customers on a renewal period and the impact of price increases effective in early 2012;

In the years ended December 31, 2013 and 2012, sales of the magicJack devices through retail outlets represented approximately 70% and 59%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 30% and 41%, respectively, of magicJack devices sold.

For years ended December 31, 2013 and 2012, no retailer accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $49.1 million and $61.3 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $12.2 million, or 19.9%. This decrease in cost of revenues was primarily attributable to:

•
a $9.0 million combined decrease in costs related to the magicJack devices, shipping and handling and credit card processing fees driven by: (i) lower sales of the magicJack and magicJack PLUS as the Company only sold the magicJack through certain retailers since the launch of the magicJack PLUS in September 2011 and lower sales of the magicJack PLUS in the 12 months preceding December 2013, offset in part by costs related to the Company starting to sell the New magicJack PLUS in June 2013, and (ii) certain inventory write-downs in 2012; and

•	a $5.8 million reduction in network and carrier charges as we stopped selling to certain high-cost wholesalers and continued effort to negotiate better rates with other carriers.

These decreases in cost of revenues were partially offset by $2.6 million increase in cost of other revenues primarily due to: (i) higher personnel-related costs attributable to a higher percentage allocation of costs to cost of revenues, (ii) higher amortization expense due to certain intangible assets purchased in mid 2012, offset in part by reduced costs of non-core other revenues as a result of no longer selling telecommunications hardware and our proprietary software in late 2012.

Operating Expenses

Total operating expenses were $47.0 million and $53.5 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $6.5 million, or 12.2%. This decrease in operating expenses was primarily due to:

•
an $8.9 million decrease in advertising-related expense driven by a reduction in long-form advertising for most of 2013 as the Company prepared to launch the New magicJack PLUS and its new advertising campaign and reduced sponsorship-related expenses, offset in part by costs associated with the brand refresh and new advertising campaign;

•
a $0.7 million decrease in general & administrative expenses primarily due to lower employee bonus expense and reduced legal expenses driven by litigation and other disputes that ended in late 2012 and 2013, offset in part by professional fees, severance payments and other costs in part as a result of the Company reaching certain agreement with its founder and former chief executive officer, as well as other tax-related projects; and

•
a $3.1 million increase in research and development costs due to higher professional fees and personnel-related costs allocated to research and development as a result of work related to the New magicJack PLUS and magicJack APP.

The Company’s combined advertising-related expenses decreased by approximately 38.3% for the year ended December 31, 2013 as compared to December 31, 2012 primarily due to less advertising efforts as the Company geared up to launch the New magicJack PLUS and its new advertising campaign and brand refresh.  Advertising-related expenses have varied, and may continue to vary from quarter to quarter.

The Company believes it will be able to reduce legal expenses related to litigation and certain tax-related projects in future periods as certain open legal cases and projects are resolved.

Other (Expense) Income

Total other (expense) income was $(0.3) million and $3.3 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of approximately $3.6 million. This decrease in other income was primarily due to changes in the item discussed below.

           Fair Value (Loss) Gain on Common Equity Put Options

Fair value (loss) gain on common equity put options for years ended December 31, 2013 and 2012 was ($1.0) million and $3.7 million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase. We do not expect to sell common equity put options in connection with our share repurchase program in the future.

Income Taxes

Total income benefit was $23.2 million and $9.0 million for the years ended December 31, 2013 and 2012, respectively. The principal components of the Company’s income taxes for the years ended December 31, 2013 and 2012 are the following (in thousands):

	Year Ended December 31,
	2013	2012

Income before taxes	$47,148	$46,890
Income tax benefit	(23,163)	(8,961)
Effective income tax rate	(49.13)%	(19.11)%

The Company recorded an income tax benefit of $23.2 million and $9.0 million for the years ended December 31, 2013 and 2012, respectively, primarily related to the release of $40.5 million and $10.9 million of our valuation allowance in those years. Prior to 2012, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating taxable income, and again reevaluated our position in the fourth quarter of 2013, and accordingly, we released additional amounts of our valuation allowance. As of December 31, 2013, we determined that a valuation allowance of $17.6 million was required to reduce certain deferred tax assets to their net recoverable amounts. Going forward, we expect that our income tax expense will increase in the future. The actual amount of the income tax expense in the future will be affected by various factors, including our future profitability and, potentially, the realization of previously unrecognized deferred tax assets recovered from future taxable income. We will continue to review our deferred tax valuation allowance on a quarterly basis. Refer to Note 14, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details, as well as a reconciliation of the statutory tax rate to our effective tax rate.

Net Income Attributable to Ordinary Shareholders and Income Per Share

As a result of the foregoing items, net income attributable to ordinary shareholders increased to $70.3 million in 2013 as compared to $55.9 million in 2012. Income per diluted share attributable to ordinary shareholders increased to $3.81 per ordinary share in 2013 as compared to $2.73 per ordinary share in 2012 primarily as a result of the aforementioned additional amounts of our valuation allowance, as well as a decrease of approximately 1.5 million (or 7.6%) in the weighted average number of ordinary shares outstanding in 2013 as compared to 2012 primarily due to the Company’s share repurchase program.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Net Revenues

Total net revenue was $158.4 million and $110.5 million for the years ended December 31, 2012 and 2011, respectively, representing an increase of $47.9 million, or 43.4%. The increases in the components of net revenues were primarily attributable to the following:

•
a $29.3 million combined increase in revenues recognized for the sale of magicJack devices, primarily as a result of: (i) the recognition of revenues on sales of the magicJack PLUS, which started in September 2011, (ii) higher average unit prices of magicJack PLUS units, and (iii) a higher proportionate number of magicJack PLUS units being sold directly to consumers at retail prices as opposed to the number of units sold to retailers and distributors at wholesale prices;

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

These increases in components of net revenue were partially offset by a $5.5 million decrease in non-core other revenues as a result of reduced sales of telecommunications hardware and the Company’s proprietary software as it discontinued efforts to acquire new customers for such products in order to focus on internal matters.

In the years ended December 31, 2012 and 2011, sales of the magicJack and magicJack PLUS units through retail outlets represented approximately 59% and 57%, respectively, of sales of all magicJack units sold. For the same periods, direct sales represented approximately 41% and 43%, respectively, of magicJack units sold.

For years ended December 31, 2012 and 2011, no retailer accounted for more than 10% of the Company’s total net revenues.

Cost of Revenues

Total cost of revenues was $61.3 million and $51.2 million for the years ended December 31, 2012 and 2011, respectively, representing an increase of $10.1 million, or 19.8%. This increase in cost of revenues was primarily attributable to: (i) $9.1 million increase driven by a higher number of magicJack PLUS units sold with a higher unit cost, (ii) shipping and handling cost and credit card processing fees primarily as a result of an increase in direct sales of the magicJack PLUS units in 2012, and (iii) a $2.6 million increase in write-offs of obsolete raw materials inventory.

The increases in cost of revenues were partially offset by $1.6 million primarily due to: (i) a decrease in VocalTec US and Israel costs as a result of a lower hardware cost as we discontinued efforts to acquire new customers for such products, and (ii) a reduction in depreciation expense resulting from a change in estimated useful lives of certain servers effective January 1, 2012, offset in part by higher amortization expense as a result of certain intangible assets being purchased in 2012.

Operating Expenses

Total operating expenses were $53.5 million and $63.9 million for the years ended December 31, 2012 and 2011, respectively, representing a decrease of $10.4 million, or 16.3%. This decrease in operating expenses was primarily due to: (i) a $9.0 million decrease in advertising-related expense driven by a reduction in long-form advertising and sponsorship-related expenses, (ii) a $1.4 million decrease in general and administrative expenses resulting from a $2.2 million decrease in legal expenses as a result of fewer legal cases, offset in part by higher personnel related costs primarily as a result of higher bonuses to employees and outside consultants in 2012 because of successful 2012 results.

The Company’s combined advertising-related expenses decreased by approximately 27.9% for the year ended December 31, 2012 as compared to December 31, 2011 because the legacy value of its short and long-form advertising did not require continued reinforcement.

Other Income

Total other income was $3.3 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively, representing a decrease of approximately $0.6 million. This decrease in other income was due to changes in the item discussed below.

Fair Value Gain on Common Equity Put Options

Fair value gain on common equity put options for years ended December 31, 2012 and 2011 was $3.7 million and $2.2 million, respectively. The Company sold common equity put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares purchased.

Income Taxes

Total income tax (benefit) expense was $(9.0) million and $61 thousand for the years ended December 31, 2012 and 2011, respectively. The principal components of the Company’s income taxes for the years ended December 31, 2012 and 2011 are the following (in thousands):

	Year Ended December 31,
	2012	2011

Income (loss) before taxes	$46,890	$(775)
Income tax (benefit) expense	(8,961)	61
Effective income tax rate	(19.11)%	(7.88)%

The Company has had low income taxes because of the offset of operating loss carryovers from earlier years of operation against income (loss) before income taxes. The Company recorded an income tax benefit of $9.0 million for the year ended December 31, 2012, primarily related to the release of $10.9 million of its valuation allowance in the fourth quarter of 2012. As of December 31, 2011, the Company provided a full valuation allowance related to its net deferred tax assets as it then believed the objective and verifiable evidence of its historical pre-tax losses outweighed the existing positive evidence regarding its ability to realize its deferred tax assets. During the fourth quarter of 2012, the Company reassessed the need for a valuation allowance against its net deferred tax assets and concluded that it was more-likely-than-not that the Company would be able to recover certain deferred tax assets by generating taxable income. Accordingly, the Company released a portion of its valuation allowance in the fourth quarter of 2012. Going forward, the Company expects that its effective tax rate will increase in the future. The actual amount of the effective tax rate in the future will be affected by various factors, including its future profitability and the realization of previously unrecognized deferred tax assets recovered from future taxable income. The Company reviews its deferred tax valuation allowance on a quarterly basis. Refer to Note 14, “Income Taxes,” in the Notes to the Consolidated Financial Statements included in Item 8 herein for further details, as well as a reconciliation of the statutory tax rate to the Company’s effective tax rate.

Net Income (Loss) Attributable to Ordinary Shareholders and Income (Loss) Per Share

As a result of the foregoing items, net income (loss) attributable to ordinary shareholders increased to $55.9 million in 2012 as compared to ($1.8) million in 2011. Income (loss) per diluted share attributable to ordinary shareholders increased to $2.73 per ordinary share in 2012 as compared to ($0.08) per ordinary share in 2011 as a result of increased profitability in 2012 and a decrease of approximately 3.3 million (or 14%) in the weighted average number of ordinary shares outstanding in 2012 as compared to 2011 due to the Company’s share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash generated from operations and cash on hand and investments. As of December 31, 2013, the Company had cash and cash equivalents of $46.0 million, available-for-sale marketable securities of $8.8 million and accounts receivables of $3.6 million. Accounts payable at December 31, 2013 was $3.0 million.

During the year ended December 31, 2013, the Company generated positive operating cash flows of $35.3 million, as compared to $65.3 million for year ended December 31, 2012. The $30.0 million decrease was primarily attributable to less magicJack devices sold and cash used to make estimated tax payments in 2013. Net income was $70.3 million for the year ended December 31, 2013 as compared to a $55.9 million for the year ended December 31, 2012. The Company currently believes that available funds and cash flows generated by operations will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. If the Company decides to make future acquisitions, it may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that the Company will be able to secure additional sources of funding or that such additional sources of funding will be available on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $35.3 million, $65.3 million and $25.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, net cash provided by operating activities was primarily attributable to $70.3 million net income, offset primarily by: (i) $15.0 million in non-cash items consisting of a $29.0 million deferred income tax benefit, offset in part by $4.9 million depreciation and amortization expense, $3.9 million increase in uncertain tax positions, $2.8 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, $1.8 million provision for billing adjustments, and $1.0 million fair value loss on common equity put options, (ii) $11.4 million increase in deposits and other current assets as a result of the Company making estimated federal and state income tax payments, (iii) $10.7 million decrease in deferred revenues as a result of less sales of magicJack devices, and (iv) $2.5 million decrease in accrued expenses and other current liabilities primarily attributable to common equity put options outstanding at December 31, 2012 being assigned to us in early 2013.

During the year ended December 31, 2012, net cash provided by operating activities was primarily attributable to: (i) $55.9 million net income, (ii) $2.4 million in non-cash items consisting of a $8.9 million provision for billing adjustments as a result of the aforementioned FCC Order of November 18, 2011, $3.3 million for depreciation and amortization expense, $3.2 million in share-based compensation related primarily to bonuses paid in ordinary shares of the Company, and $0.7 million loss on investments, offset in part by $10.9 million deferred income tax benefit and $3.7 million fair value gains on common equity put options, (iii) $7.4 million increase in deferred revenues attributable to strong sales of access right renewals, (iv) a $3.7 million increase in accrued expenses and other current liabilities, which include outstanding common equity put option contracts sold in connection to our share repurchase program, and (v) a $3.3 million decrease in inventories as a result of the Company writing off approximately $3.5 million in excess components considered obsolete due to starting to manufacture a new product. These items were partially offset by a $3.2 million decrease in accounts payable.

During the year ended December 31, 2011, net cash provided by operating activities was primarily attributable to: (i) $20.6 million in non-cash expenses primarily as a result of a $16.2 million provision for billing adjustments as a result of the aforementioned FCC Order of November 18, 2011, $4.2 million for depreciation and amortization expense and $2.4 million in share-based compensation related primarily to bonuses paid in ordinary shares of the Company, (ii) a $25.6 million increase in deferred revenues attributable primarily to strong initial sales of the magicJack PLUS and access right renewals, and (iii) a $4.3 million increase in accounts payable primarily due to timing of payments to our vendors. These items were partially offset by: (i) a $14.9 million increase in accounts receivable primarily due to the strong sales of the magicJack PLUS to retailers in late 2011 and low collections associated with access fees charged to other carriers, (ii) a $5.7 million increase in inventories as a result of the Company building up inventory for the magicJack PLUS, which we started selling in September 2011, (iii) a $2.1 million decrease in accrued expenses and other current liabilities as a result of the 2010 bonuses being paid out in early 2011, and (iv) a $1.9 million increase in deferred costs.

Cash Flow – Investing Activities

Net cash provided by (used in) investing activities was $12.0 million, ($4.7) million, and ($9.0) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net cash provided by investing activities during the year ended December 31, 2013 was primarily attributable to $12.3 million net proceeds from the sale of investments, partially offset by $0.2 million used for purchases of property and equipment, and $0.1 million used for acquisition of certain intangible assets.

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

Cash Flow –Financing Activities

Net cash used in financing activities was $20.2 million, $54.6 million and $32.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net cash used in financing activities for the year ended December 31, 2013 consisted of: (i) $18.7 million in cash used to purchase treasury stock in a privately negotiated repurchase agreements with the independent trustees of two irrevocable trusts previously created by the Company’s founder, Mr. Daniel Borislow, as well as through the Company’s share repurchase program and (ii) payment of $1.5 million for the third of five installment payments for the purchase of certain intangible assets in 2011.

Net cash used in financing activities during the year ended December 31, 2012 primarily consisted of: (i) $66.5 million in cash used to purchase treasury stock as part of the Company’s share repurchase program and (ii) payment of $1.5 million for the second of five installment payments for the purchase of certain intangible assets in 2011. These items were partially offset by: (i) $12.2 million in premiums received from the sale of common equity put options in connection with the share repurchase program, and (ii) $1.2 million in cash received from the exercise of ordinary share options.

Net cash used in financing activities during the year ended December 31, 2011 primarily consisted of: (i) $28.2 million in cash used to purchase treasury stock as part of the Company’s share repurchase program and (ii) $8.7 million paid for the redemption of 566,668 redeemable ordinary shares from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction as described in Note 11, “Redeemable Ordinary Shares,” in Item 8 herein. These items were partially offset by: (i) $3.1 million in premiums received from the sale of common equity put options in connection with the share repurchase program, and (ii) $1.8 million in cash received from the exercise of ordinary share options. Refer to the section below for additional information on the Company’s share repurchase program.

Stock Repurchase Program

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of December 31, 2013. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through December 31, 2013, and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. The Company repurchased 6,143,731 ordinary shares under this program through December 31 2013.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2013, and the Company does not expect to buy call options or sell common equity put options in the future as part of its share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2013, 2012 and 2011, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013, (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (iii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011.

Other Liabilities

As of December 31, 2013, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which it is required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a net present value of $2.8 million and $3.9 million at December 31, 2013 and 2012, respectively. Refer to Note 9, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that the Company’s aggregate contractual obligations as of December 31, 2013 are expected to have on its liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Intangible assets purchased	$3,000	$1,500	$1,500	$-	$-
Operating lease obligations	$2,152	$445	$828	$632	$247
Accrued severance pay *	$340	$-	$-	$-	$340
Uncertain tax positions	$4,247	$-	$-	$-	$4,247
Total contractual obligations	$9,739	$1,945	$2,328	$632	$4,834

* As of December 31, 2013, we had $0.2 million in severance pay funds in reserve to settle such liabilities.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2013.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks that are inherent in its financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect its results of operations or financial condition.

Exposure to Interest Rates

The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income the Company receives from its investments without incurring investment market volatility risk. The Company’s investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on the Company’s cash and cash equivalents. Due to the short-term nature of the Company’s cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of the Company’s portfolio as of December 31, 2013.

Exposure to Exchange Rates

The Company’s overseas expenses are incurred primarily in connection with the manufacturing of the magicJack devices and expenses related to its operations in Israel. The majority of the Company’s overseas expenses are influenced by exchange rate fluctuations in local currencies, including NIS, Hong Kong dollars, Taiwan dollars and Chinese yuan. Due to the small percentage of the Company’s expenses that are influenced by exchange rate fluctuations, a 10% movement in currency exchange rates would not materially impact the Company’s results of operations.

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

Our Investments

As a result of the Company investing its excess cash, it is also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which include call option and put option contracts. While the Company’s ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract.  As of December 31, 2013, the Company did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

The Company has sold put option contracts in connection with its share repurchase program in order to lower the average price paid for ordinary shares it purchases. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of the Company’s ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) the Company’s financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies.  At December 31, 2013, the Company did not have any outstanding put option contracts. At December 31, 2012, the Company had outstanding put option contracts covering the purchase of 190,000 ordinary shares for $5.7 million. The Company received $2.4 million in proceeds from the sale of these put option contracts. If all of these outstanding put option contracts had been exercised as of December 31, 2012, the Company would have purchased these shares at an average price of $17.25 per share.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Jerusalem, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 12, 2014

MAGICJACK VOCALTEC  LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45,997	$18,959
Marketable securities, at fair value	8,782	19,390
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $3,912 and $20,498, respectively	3,626	6,004
Inventories	4,490	5,340
Deferred costs	4,662	7,066
Prepaid income taxes	11,956	98
Deferred tax assets, current	11,267	1,114
Deposits and other current assets	818	1,313
Total current assets	91,598	59,284

Property and equipment, net	1,959	2,348
Intangible assets, net	15,656	16,136
Goodwill	32,304	32,304
Deferred tax assets, non-current	29,684	9,831
Deposits and other non-current assets	693	864
Total assets	$171,894	$120,767
LIABILITIES AND CAPITAL EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,237	$3,651
Accrued expenses and other current liabilities	9,236	13,569
Deferred revenue, current portion	54,541	67,038
Total current liabilities	68,014	84,258

Deferred revenue, net of current portion	59,951	58,165
Other non-current liabilities	6,487	3,114
Total liabilities	134,452	145,537

Commitments and contingencies (Note 11)
Capital equity (deficit):
Ordinary shares, No par value; 100,000 shares authorized; 25,029 and 24,728
shares issued at December 31, 2013 and 2012, respectively	111,744	108,048
Additional paid-in capital	3,692	1,729
Accumulated other comprehensive loss	(642)	(1,494)
Treasury stock (7,202 and 6,018 shares at December 31, 2013 and 2012, respectively)	(108,151)	(93,541)
Retained earnings (accumulated deficit)	30,799	(39,512)
Total capital equity (deficit)	37,442	(24,770)
Total liabilities and capital equity (deficit)	$171,894	$120,767

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2013	2012	2011

Net revenues	$143,492	$158,362	$110,450
Cost of revenues	49,094	61,325	51,181
Gross profit	94,398	97,037	59,269

Operating expenses:
Advertising	14,293	23,181	32,148
General and administrative	26,998	27,697	29,050
Research and development	5,661	2,594	2,716
Total operating expenses	46,952	53,472	63,914
Operating income (loss)	47,446	43,565	(4,645)

Other income (expense):
Gains (losses) on investments	722	(738)	649
Interest and dividend income	318	783	1,271
Interest expense	(307)	(411)	(277)
Fair value (loss) gain on common equity put options	(1,047)	3,650	2,192
Other income, net	16	41	35
Total other (expense) income	(298)	3,325	3,870
Income (loss) before income taxes	47,148	46,890	(775)
Income tax (benefit) expense	(23,163)	(8,961)	61
Net income (loss)	70,311	55,851	(836)
Dividends on redeemable ordinary shares	-	-	(955)
Net income (loss) attributable to ordinary shareholders	$70,311	$55,851	$(1,791)

Income (loss) per ordinary share:
Basic	$3.81	$2.80	$(0.08)
Diluted	$3.81	$2.73	$(0.08)

Weighted average ordinary shares outstanding:
Basic	18,468	19,916	23,342
Diluted	18,476	19,985	23,342

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$70,311	$55,851	$(836)
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to realized (loss) gain on investments	420	783	257
Net unrealized gain (loss) on marketable securities	432	(1,494)	(2,029)
Comprehensive income (loss)	$71,163	$55,140	$(2,608)

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL EQUITY (DEFICIT)
 For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Capital (Deficit) Equity
	Number	Amount			Number	Amount
Balance, December 31, 2010	22,952	$91,527	$1,971	$989	(6)	$(81)	$(94,527)	$(121)

Exercise of ordinary share options	532	1,774	-	-	-	-	-	1,774
Share-based compensation	193	2,223	224	-	-	-	-	2,447
Purchase of treasury stock	-	-	-	-	(2,597)	(27,537)	-	(27,537)
Contributed services	-	-	75	-	-	-	-	75
Reclassification of redeemable ordinary shares	100	1,366	-	-	-	-	-	1,366
Redemption of redeemable ordinary shares	567	7,740	(955)	-	(567)	(7,740)	-	(955)
Outstanding common equity call options	-	-	(85)	-	-	-	-	(85)
Unrealized loss on marketable securities	-	-	-	(1,772)	-	-	-	(1,772)
Adjustment of redemption value of redeemable
ordinary shares	-	-	(733)	-	-	-	-	(733)
Net loss	-	-	-	-	-	-	(836)	(836)
Balance, December 31, 2011	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	270	1,230	-	-	-	-	-	1,230
Share-based compensation	29	531	651	-	133	2,008	-	3,190
Ordinary shares issued for purchase of
intangible assets	85	1,657	-	-	-	-	-	1,657
Purchase of treasury stock	-	-	487	-	(2,990)	(60,327)	-	(59,840)
Contributed services	-	-	94	-	9	136	-	230
Unrealized loss on marketable securities	-	-	-	(711)	-	-	-	(711)
Net income	-	-	-	-	-	-	55,851	55,851
Balance, December 31, 2012	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

Exercise of ordinary share options	1	-	-	-	-	-	-	-
Share-based compensation	-	-	2,307	-	32	499	-	2,806
Issuance of ordinary shares	-	-	(428)	-	36	428	-	-
Ordinary shares issued for purchase of								-
intangible assets	300	3,696	-	-	-	-	-	3,696
Purchase of treasury stock	-	-	84	-	(1,252)	(15,537)	-	(15,453)
Unrealized gain on marketable securities	-	-	-	852	-	-	-	852
Net income	-	-	-	-	-	-	70,311	70,311
Balance, December 31, 2013	25,029	$111,744	$3,692	$(642)	(7,202)	$(108,151)	$30,799	$37,442

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF  CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$70,311	$55,851	$(836)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	1,799	9,148	16,434
Share-based issuances	2,806	3,190	2,447
Depreciation and amortization	4,858	3,302	4,160
Increase (decrease) of uncertain tax position	3,893	11	(75)
Deferred income tax (benefit) provision	(29,007)	(10,945)	93
Interest expense - non-cash	307	411	277
(Gains) losses on investments	(722)	738	(649)
Fair value loss (gain) on common equity put options	1,047	(3,650)	(2,192)
Contributed services	-	230	75
Change in operating assets and liabilities
Accounts receivable	579	(6,366)	(14,884)
Inventories	850	3,336	(5,668)
Deferred costs	2,404	1,484	(1,935)
Deposits and other current assets	(11,435)	385	(184)
Other non-current assets	100	324	587
Accounts payable	586	(3,194)	4,255
Accrued expenses and other current liabilities	(2,495)	3,654	(2,132)
Deferred revenue	(10,711)	7,369	25,626
Other non-current liabilities	111	(16)	(69)
Net cash provided by operating activities	35,281	65,262	25,330

Cash flows from investing activities:
Purchases of investments	(368)	(129,166)	(34,710)
Proceeds from sales of investments	12,622	130,462	28,192
Purchases of property and equipment	(176)	(217)	(974)
Acquisition of intangible assets	(117)	(5,749)	(1,548)
Net cash provided by (used in) investing activities	11,961	(4,670)	(9,040)

Cash flows from financing activities:
Purchase of treasury stock	(18,704)	(66,509)	(28,182)
Redemption of redeemable ordinary shares	-	-	(8,695)
Proceeds from sale of common equity put options	-	12,185	3,146
Proceeds from exercise of ordinary share options	-	1,230	1,774
Payment of other non-current liabilities	(1,500)	(1,500)	-
Net cash used in financing activities	(20,204)	(54,594)	(31,957)
Net increase (decrease) in cash and cash equivalents	27,038	5,998	(15,667)
Cash and cash equivalents, beginning of year	18,959	12,961	28,628
Cash and cash equivalents, end of year	$45,997	$18,959	$12,961

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2013	2012	2011

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$12,578	$5	$17
Non-cash investing and financing activities:
Reclassification of redeemable ordinary shares to
ordinary shares	$-	$-	$1,366
Ordinary shares issued for purchase of intangible assets	$3,696	$1,657	$-
Intangible assets (acquired through financing)	$-	$-	$4,795
Adjustment to redemption value of redeemable
ordinary shares	$-	$-	$733

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, a softphone company, and the developer and provider of the magicJack product line. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Jerusalem, Israel.

Basis of Presentation

The Company's consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”). References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company's functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which the Company's consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in the Company's earnings in the period they occur.

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the years ended December 31, 2013, 2012 and 2011 were from sales to customers located in the United States.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods consolidated financial statement amounts to conform to the current presentation.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in asset acquisitions, business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack, usage of domestic and international prepaid minutes, access charges to other carriers and other miscellaneous charges. Revenue is recorded net of sales returns and allowances.

Revenue Recognition

magicJack Devices  Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2013, 2012 and 2011, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments of $1.8 million, $8.9 million and $16.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases in the provision for billing adjustments is primarily due to the Company reaching certain settlement with large carriers.

Deferred Revenues

Deferred revenues consist primarily of billings and payments for magicJack devices and sales of access rights received in advance of revenue recognition. The Company bills and collects in advance for magicJack devices, which include the access right for the software to access its servers for an initial access right period in order to obtain free domestic local and long distance broadband telephone service. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $5.2 million, $5.7 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising Expenses

Advertising expenses of $14.3 million, $23.2 million and $32.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, consist primarily of television infomercials and commercials, Internet advertising and print advertising. Advertising costs are expensed when incurred.

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development costs. Research and development expenses were $5.7 million, $2.6 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Earnings per Ordinary Share

Net Income (loss) per share attributable to the Company’s shareholders – basic, is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income (loss) per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares, restricted stock and outstanding put option contracts on the Company’s own stock (if applicable).

Cash and Cash Equivalents

The Company considers all financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	December 31,
	2013	2012	2011

Balance, beginning of period	$20,498	$24,813	$8,498
Change in provision for doubtful accounts	(3)	(182)	235
Change in provision for billing adjustments	1,802	8,929	16,199
Write-offs	(18,385)	(13,062)	(119)
Balance, end of period	$3,912	$20,498	$24,813

The Company settled certain carrier receivable disputes during the years ended December 31, 2013 and 2012, which resulted in the write-offs of approximately $18.4 million and $13.1 million, respectively, of accounts receivables the Company had previously reserved.

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital equity (deficit) in the consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At December 31, 2013, the Company had cash and cash equivalents totaling $46.0 million, which included (i) $45.6 million in U.S. banks, and (ii) $0.4 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.7 million in one individual financial institution, were fully insured, except for $0.2 million that exceed insurance limits at December 31, 2013. The Company had money market accounts with a financial institution with balances totaling approximately $43.8 million.

One telecommunication carrier accounted for approximately 28% of gross accounts receivable at December 31, 2013. One telecommunication carrier accounted for approximately 63% of gross accounts receivable at December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, no telecommunication carrier accounted for more than 10% of the Company’s total operating revenue.

One U.S. retail customer, Best Buy, accounted for approximately 10% of gross accounts receivable at December 31, 2013. No U.S. retail customer accounted for more than 10% of gross accounts receivable at December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, no retailer accounted for more than 10% of the Company’s total operating revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, time deposits and common equity put options in the Company's own stock. As of December 31, 2013 and 2012, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012 and May 2013, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next two years, beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a total fair value of $2.8 and $3.9 million at December 31, 2013 and December 31, 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at December 31, 2013 and December 31, 2012, and $1.3 million and $2.4 million included in other non-current liabilities in the Company’s December 31, 2013 and December 31, 2012 consolidated balance sheets, respectively. The Company believes that the $2.8 million carrying value approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.2 million unamortized discount at December 31, 2013 is being amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of December 31, 2013, there were no common equity put options outstanding.  At December 31, 2012, outstanding common equity put options had a fair value of $2.2 million, which is included in the consolidated balance sheet in accrued expenses and other current liabilities.

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

Long-lived Assets

The Company reviews long-lived assets subject to amortization and certain identified intangibles subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the years ended December 31, 2013, 2012 and 2011, there were no deemed impairments of long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. The Company is currently defined as one reporting unit.

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value. If so, the two-step goodwill impairment test is required to be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support the strength in its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.

If the two-step goodwill impairment test is required to be performed, under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, the Company proceeds to step  two of the goodwill impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

In connection with the Company’s annual goodwill impairment analysis performed as of October 1, 2013, the annual measurement date, there is no impairment of such assets as of and for the years ended December 31, 2013, 2012 and 2011. There were no impairments at December 31, 2012 and 2011.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized.

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

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income (loss) and comprehensive income (loss) is due to reclassification of unrealized gain or loss on marketable securities to realized gain or loss on investments and net unrealized gains or losses on marketable securities classified as available-for-sale.

Treasury Shares

The Company presents the cost of repurchasing treasury shares as a reduction in capital equity (deficit).

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

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of December 31, 2013 and 2012, the available-for-sale securities consisted primarily of equity securities, debt securities and time deposits, which are invested in the following (in thousands):

	December 31, 2013
	Fair	Unrealized	Unrealized
	Value	Gains	Gains (Losses)
Common equity securities	$8,415	$-	$(642)
Time deposits	367	-	-
Total	$8,782	$-	$(642)

	December 31, 2012
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$7,983	$-	$(1,074)
Debt securities	11,407	-	(420)
Total	$19,390	$-	$(1,494)

The fair market value of common equity securities at December 31, 2013 and 2012 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair market value of time deposits at December 31, 2013 was determined based on its face value, which approximates its fair value and is a Level 1 input. The fair market value of debt securities at December 31, 2012 was determined based on valuations based on inputs other than quoted prices included within Level 1 that are directly observable for the asset, which are Level 2 inputs.

As of December 31, 2013, the Company considers the declines in market value of its marketable security to be temporary in nature and does not consider its investment in common equity securities other-than-temporarily impaired. Fair values were determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell, the investment before recovery of the investment’s cost basis. Management has determined there is no other-than-temporary impairment of marketable securities at December 31, 2013.

Gains (losses) on investments for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, ($0.7) million and $0.6 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains (losses) on investments of $0.4 million, $0.8 million and $0.3 million, respectively.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2013	2012

Raw materials	$1,266	$3,009
Finished goods	3,224	2,331
Total	$4,490	$5,340

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the year ended December 31, 2013. The Company wrote-off approximately $3.5 million and $0.8 million of obsolete inventory during the years ended December 31, 2012 and 2011, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2013	2012

Switches	3 - 15	$7,099	$7,099
Computers	3	2,370	2,194
Furniture	5	160	173
Leasehold-improvements	*	228	227
Accumulated depreciation
and amortization		(7,898)	(7,345)
Total		$1,959	$2,348

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.5 million and $2.1 million, respectively. During the year ended December 31, 2012, the Company changed the estimated useful lives of some of its servers and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and was accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” As a result of this change in estimate, the Company recorded $0.6 million and $1.0 million less depreciation expense for the years ended December 31, 2013 and 2012, respectively. This change in estimate resulted in a positive impact to net income and diluted earnings per share of $0.6 million and $0.03 per share, respectively for the years ended December 31, 2013, and $1.0 million and $0.05 per share, respectively, for the year ended December 31, 2012.

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2013 and 2012, the Company had intangible assets with carrying values of $15.7 million and $16.1 million, respectively. Identified intangible assets not subject to amortization at December 31, 2013 consisted of tradename and domain names with combined carrying value of $1.2 million. Identified intangible assets not subject to amortization at December 31, 2012 consisted of tradename, a purchased carrier interconnection agreement, and domain names with combined carrying value of $1.5 million. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2013				December 31, 2012
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,254)	$967	6.19	$5,221	$(3,735)	$1,486	6.69
Intellectual property rights	3 - 17	14,161	(5,280)	8,881	5.69	14,161	(2,772)	11,389	6.23
Covenants not-to-compete
and not-to-sue	2 - 5	5,781	(1,385)	4,396	1.97	2,085	(660)	1,425	3.42
Tradename	3 - 6	321	(274)	47	2.00	321	(250)	71	3.00
Customer relationships	5 - 7	750	(581)	169	3.58	750	(464)	286	4.55
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$27,034	$(12,574)	$14,460		$23,338	$(8,681)	$14,657

Amortization expense for years ended December 31, 2013, 2012 and 2011 were $4.3 million, $2.8 million and $2.1 million, respectively. Amortization expense for the year ended December 31, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company stopped selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2014	$5,100
2015	4,163
2016	1,564
2017	1,331
2018	854
Thereafter	1,448
$14,460

NOTE 7 – GOODWILL

As of December 31, 2013 and 2012, the Company had goodwill with carrying values of $32.3 million. There were no changes in changes in goodwill during the years ended December 31, 2013 and 2012.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2013 and 2012 (in thousands)

	December 31,
	2013	2012

magicJack devices	$14,855	$31,481
Access right renewals	37,108	32,969
Prepaid minutes	2,578	2,588
Deferred revenue, current	54,541	67,038

Deferred revenue, non-current*	59,951	58,165
Total deferred revenues	$114,492	$125,203

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2013 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2014	$54,541
2015	22,212
2016	14,813
2017	11,312
2018	5,873
Thereafter	5,741
$114,492

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $22.1 million, $27.9 million and $27.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9 – OTHER LIABILITIES

As of December 31, 2013 and 2012, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a total net present value of $2.8 million and $3.9 million at December 31, 2013 and 2012, respectively, with $1.5 million included in accrued expenses and other current liabilities at December 31, 2013 and 2012, and $1.3 million and $2.4 million included in other non-current liabilities in the accompanying December 31, 2013 and 2012 consolidated balance sheet, respectively.

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

On April 22, 2013, Arthur M. Bussel (a/k/a "Mel Arthur"), Lori A. Bussel and As Seen On TV.US, Inc. filed a lawsuit against Daniel M. Borislow, "magicJack VocalTec LLC," and YMax Corporation in Florida's Sixth Judicial Circuit Court, Pinellas County, for various claims including breach of contract. The suit is captioned Bussel v. Borislow, et al., Case No. 13-004178-CI. The Plaintiffs contend that the three Defendants were served with Summonses and Complaints on May 8, 2013; the three Defendants dispute that they were served. The three Plaintiffs filed a Motion for Default on May 29, 2013, and the Clerk of the Court entered Defaults against the three named Defendants on May 31, 2013. On June 4, 2013, the three Plaintiffs filed a Motion for Default Judgment, seeking, (i) approximately $5.9 million and interest in money damages judgment against all three named Defendants, and (ii) an Order awarding to the three Plaintiffs legal title to a 2009 Cadillac Escalade motor vehicle. No ruling has been made on Plaintiffs’ Motion for Default Judgment. On June 18, 2013, the Company and the other Defendants filed several Motions, including a Motion to Vacate Clerk’s Default, together with Motions seeking to Dismiss the Complaint, to Quash Service, and to Transfer or Dismiss the suit based on improper venue. The Company and the other Defendants also filed affidavits in support of their Motions. The Court has scheduled a hearing to address the merits of the various pending motions commencing on May 29, 2014. The Company believes it has raised multiple grounds that will result in the Default entered by the Clerk of the Court being vacated or set aside. The Company also believes that it has meritorious defenses to the claims asserted in the Plaintiffs’ Complaint. The Company intends to defend the litigation vigorously, and may have counterclaims against Arthur and Lori Bussel. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it could have a material adverse effect on the Company's financial condition, results of operation and cash flows.

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

Regulation

The Company provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non- interconnected VoIP. FCC regulations may now, or may in the future, be applied to the Company’s broadband telephone operations. Other FCC regulations apply to the Company because it operates servers and provides international calling capability. Some of the Company’s operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation - On November 18, 2011, the FCC released a Report and Order (the "FCC Order") and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for interstate, intrastate, and local traffic origination and termination services. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

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

E911 Calling - The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company believes it is not an interconnected VoIP provider as currently defined by the FCC and may not now be required by the FCC to provide 911 services, it nevertheless provides some 911 capability for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as most statutes, to the extent they apply, would have the Company act as a billing and collection agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

In 2013, as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. users who have access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

Network Neutrality - On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency requirement compelling the disclosure of network management policies. The Court struck down the first two requirements, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.” The Court upheld the FCC’s transparency requirement. The Company cannot predict to what extent this decision may affect its business at this time. While the Company believes that interference with access to its products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth. On February 19, 2014, the Federal Communications Commission stated it won't appeal the aforementioned court decision regarding net neutrality rules and will try again to craft regulations to ensure open access to the Internet.

Universal Service Fund (“USF”) and Other Funds - The FCC and many state public utility commissions (“PUCs”) have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers and to promote universal availability of modern networks capable of providing mobile voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services Fund. All telecommunications carriers are required to contribute to these funds, and the requirements have been expanded to include interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. magicJack LP does not bill for domestic local and long distance telecommunication calling services.

Customer Privacy and Promotional Activities - The Company is subject to various federal and state laws and regulations seeking to protect the privacy of customers’ personal information that restrict the Company’s ability to use such information for marketing and promotional purposes. The FCC limits telephone companies’ and interconnected VoIP providers’ use of customer proprietary network information (“CPNI”) such as telephone calling records without customer approval, and requires those companies to protect CPNI from disclosure. Federal and state laws also limit the Company’s and other companies’ ability to contact customers and prospective customers by telemarketing, email or fax to advertise services.

Communications Assistance for Law Enforcement Act (“CALEA”) - In September 2005, the FCC concluded that interconnected VoIP service providers must comply with the CALEA and configure their network and services to support law enforcement activity in the area of wiretaps and call records.

Services for the Disabled - Interconnected VoIP providers and manufacturers of specially designed equipment used to provide those services must take steps to ensure that individuals with disabilities, including hearing impaired and other disabled persons, have reasonable access to their services, if such access is readily achievable.

Number Portability - The FCC requires interconnected VoIP providers to comply with Local Number Portability (“LNP”) rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.

Outage Reporting - In July 2010, the FCC’s Public Safety and Homeland Security Bureau sought comment on whether to extend the FCC’s outage reporting rules to broadband Internet service providers and interconnected VoIP service providers. In a May 2011 rulemaking, the FCC proposed to extend the outage reporting requirements in Part 4 of the rules to interconnected VoIP and broadband service providers. On February 15, 2012, the FCC announced the adoption of a Report and Order requiring interconnected VoIP service providers to report significant service outages to the FCC. The Report and Order defines outage reporting for interconnected VoIP service, establishes reporting criteria and thresholds, and discusses how the reporting process should work, what information should be reported, and confidential treatment of the outage reports.

Discontinuance of Service Reporting - The FCC requires interconnected VoIP providers to file an application with the Commission for the discontinuance, reduction or impairment of services, which includes the conversion of an interconnected VoIP service to a service that permits users to receive calls that originate on the public switched telephone network (“PSTN”) but not terminate calls to the PSTN, or the converse. The Company believes it is not an interconnected VoIP provider as currently defined by the FCC.

Annual Traffic and Revenue Reports - In January of 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

Broadband and Telephone Competition Reporting - Interconnected VoIP service providers, facilities-based providers of broadband connections to end user locations, providers of wired or fixed wireless local exchange telephone service, and facilities-based providers of mobile telephony service are required to submit to the FCC on an annual basis a Broadband and Telephone Competition Report.  Through the report the FCC collects information to analyze the deployment of broadband infrastructure and competition.

Effects of State Regulations - The Company has and will continue to be subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. The Company cannot predict the outcome of current or future proceedings, nor can it predict the potential impact on the Company's business.

State and Municipal Taxes - The Company believes that it files all required tax returns and pays all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because its magicJack LP subsidiary’s personnel, property and activities are in Florida. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other state. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that The Company is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

Regulatory Environment

In addition to the foregoing regulations to which the Company may be subject directly, changes to FCC and PUC regulations could affect the services, and the terms and conditions of service, the Company is able to provide. Moreover, changes to any regulations to which the Company is subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for its services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on the Company’s business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company’s business, could have a material adverse effect on its business.

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2013 are as follows (in thousands):

Fiscal Year	Estimated Rent Expense

2014	$445
2015	482
2016	346
2017	313
2018	319
Thereafter	247
$2,152

Rent expense for the Company’s real property leases were $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 11 – REDEEMABLE ORDINARY SHARES

On December 30, 2011, the Company purchased 566,668 ordinary shares (previously classified as redeemable ordinary shares) from an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share, which exceeded the closing price on NASDAQ of $13.66 per share. The redemption price of $7.7 million representing the shares purchased at the closing price was recorded as a purchase of treasury shares. The $1.0 million excess of the redemption price paid over the closing price on NASDAQ was recorded as a reduction of additional paid-in capital and a dividend to the seller for purposes of computing earnings per share. Refer to Note 15, “Income (Loss) per Share” for further details of the impact of this item to the calculation of loss per share for the year ended December 31, 2011.

The changes in carrying value of the redeemable ordinary shares during the year ended December 31, 2011 was as follows (in thousands):

Year Ended December 31,
2011

Balance, beginning of period	$8,373
Adjustment of redemption value of
redeemable ordinary shares	733
Redemption of 566,668 redeemable
ordinary shares to treasury shares	(7,740)
Reclassification of 100,000 redeemable
ordinary shares to ordinary shares	(1,366)
Balance, end of period	$-

NOTE 12 – ORDINARY SHARES, TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

Ordinary Shares

During the year ended December 31, 2013, the Company issued 300,000 ordinary shares valued at approximately $3.7 million based on the quoted market price of the Company’s ordinary shares to the Company’s founder, Mr. Daniel Borislow, as consideration for entering into in exchange for his obligations under an agreement, which provides, amongst other things, that: (i) Mr. Borislow will not have any ongoing involvement in the business or operations of the Company or any of its subsidiaries, (i) a standstill requirement  under which Mr. Borislow has agreed, for a period of two years, to refrain from taking certain actions as a shareholder of the Company, (iii) an agreement not to compete with the Company or to solicit its employees without the Company’s consent for two years, and (iv) the assignment of certain intellectual property rights by Mr. Borislow for the benefit of the Company. The Company recorded the consideration for the aforementioned agreement as an intangible asset and will amortize it over the two-year period covered under this agreement.

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

Treasury Stock and Fair Value (Loss) Gain on Common Equity Put Options

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of December 31, 2013. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through December 31, 2013, and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. The Company repurchased 6,143,731 ordinary shares under this program through December 31, 2013.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2013. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2013, 2012 and 2011, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013, (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012, and (iii) $32.2 million purchasing 2,963,782 shares of outstanding ordinary shares at an average price of $10.85 during the year ended December 31, 2011.

On November 6, 2013, the Company repurchased 1,062,092 of its ordinary shares at $12.24 per share, for an aggregate purchase price of approximately $13.0 million (and fair value of $12.32 per share, or $13.1 million) in privately negotiated repurchase agreements with the independent trustees of two irrevocable trusts previously created by the Company’s founder, Mr. Daniel Borislow.

On December 31, 2013, the Company issued 35,967 of its ordinary shares held as treasury shares with a cost of $0.4 million, $12.24 per share (and fair value of $0.4 million, $11.91 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting.

In March 2013, the Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.2 million, $15.54 per share (and fair value of $0.5 million, $12.45 per share), to settle a liability.

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

On December 30, 2011, the Company purchased 566,668 shares (previously classified as redeemable ordinary shares) from an affiliate of an unrelated multinational entertainment products and services retailer in an arm’s length transaction for $8.7 million, or $15.35 per share. Refer to Note 11, “Redeemable Ordinary Shares,” for further details on this transaction.

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

The changes in treasury stock during the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2013		2012		2011
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	6,018,246	$93,541	3,170,262	$35,358	6,480	$81
Ordinary shares purchased through
the stock repurchase program	190,000	2,453	2,989,949	60,327	2,397,114	25,271
Purchase of treasury stock as a
result of a legal settlement	-	-	-	-	200,000	2,266
Redemption of redeemable ordinary
shares	-	-	-	-	566,668	7,740
Ordinary shares issued to settle
liabiity	(32,129)	(499)	(133,178)	(2,008)	-	-
Ordinary shares issued for
contributed services	-	-	(8,787)	(136)	-	-
Ordinary shares issued due to
vesting of restricted stock units	(35,967)	(428)	-	-	-	-
Other purchases	1,062,092	13,084	-	-	-	-
Balance, end of period	7,202,242	$108,151	6,018,246	$93,541	3,170,262	$35,358

NOTE 13 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan ( together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. The aggregate number of shares that may be subject to awards under the Plans is 2,250,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s  share-based compensation expense ordinary share options, issued restricted stock units and ordinary shares for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Ordinary share options	$1,685	$203	$224
Restricted stock units	721	-	-
Ordinary shares	400	2,987	2,223
	$2,806	$3,190	$2,447

The detail of total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$-	$12	$39
Advertising	408	427	72
General and administrative	2,200	2,472	2,145
Research and development	198	279	191
	$2,806	$3,190	$2,447

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and usually vest evenly over a three year period beginning at the date of grant. The 2013 Plans allow for a maximum term of ten years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for years ended December 31, 2013, 2012 and 2011 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2011	849,478	$6.25	1.87	$6,319
Granted	-	$-
Exercised	(531,836)	$3.33
Expired or cancelled	(27,410)	$33.13
December 31, 2011	290,232	$4.86	1.66	$2,554
Granted	-	$-
Exercised	(270,088)	$4.54
Expired or cancelled	(8,644)	$16.17
December 31, 2012	11,500	$3.85	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Vested at December 31, 2013	336,911	$15.29	4.29	$-

Exercisable at December 31, 2013 and expected to vest **	336,911	$15.29	4.29	$-

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.

** Options expeted to vest reflected an estimated forfeiture rate.

Share-based compensation expense recognized for ordinary share options was approximately $1.7 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2013, 2012 and 2011 was $12 thousand, $3.8 million and $3.9 million, respectively. As of December 31, 2013, there was approximately $7.8 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 1.30 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not issue ordinary shares options in 2012 and 2011. The weighted average fair value of ordinary share options granted during the year ended December 31, 2013 is $7.47, and was measured at the date of grant using the following assumptions:

Year Ended
December 31,
2013
Expected term (in years)	3.4 - 3.6
Dividend yield	0.00%
Expected volatility	57.5% to 84.9%
Risk free interest rate	1.42% to 1.55%
Forfeiture rate	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plan, which may vest based on service or a combination or service and other conditions, such as market. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the year ended December 31, 2013, the Company granted certain officers and directors 190,713 restricted stock units under the 2013 Plans, comprised of 138,357 service-based restricted stock units and 52,356 market and service condition restricted stock units. The vesting of the market and service condition is based on the Company’s ordinary shares being above $16.29 per share at the vesting dates, or closing at a five-day average above $16.29 per share after the vesting date.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2013:

		Average
	Number of	Fair Value
	Shares	at Grant Date
January 1, 2013	-	$-
Granted	190,713	$14.15
Vested	(35,967)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2013	154,746	$14.08

During the year ended December 31, 2013, the Company recognized $0.7 million in share-based compensation expense related to restricted stock units. As of December 31, 2013, there was $2.0 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.68 years.

The Company recorded share-based compensation costs from ordinary share options and restricted stock units, related deferred tax assets and tax benefits of $2.4 million, $0.3 million and $0.7 million, respectively, in 2013, $0.2 million, $0 and $50 thousand, respectively, in 2012 and $0.2 million, $0 and $56 thousand, respectively, in 2011.

NOTE 14 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

United States	$13,808	$39,090	$(12,442)
Foreign	33,340	7,800	11,667
	$47,148	$46,890	$(775)

The components of the income tax provision (benefit) in 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$769	$1,482	$20
State	(6)	502	1
Foreign	1,188	-	(53)
Current provision (benefit)	1,951	1,984	(32)

Deferred:
Federal	(5,942)	(3,873)	-
State	(540)	(1,312)	93
Foreign	(22,525)	(5,760)	-
Deferred (benefit) provision	(29,007)	(10,945)	93

Uncertain tax positions	3,893	-	-
Total income tax (benefit) provision	$(23,163)	$(8,961)	$61

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the years ended December 31, 2013, 2012 and 2011. Minimum income tax benefit has been recorded in prior years due to the Company’s historical pre-tax losses (in thousands):

	Year Ended December 31,
	2013		2012		2011

Federal tax at statutory rate	35.00%		34.00%		34.00%
State and local taxes, net of federal	3.18		3.60		3.60
Nondeductible compensation	0.00		0.00		(10.88)
Non taxable income	0.00		(2.93)		0.00
Foreign results at rates other than domestic	(9.31)		(1.11)		0.00
Uncertain tax positions	8.25		0.00		0.00
Other	(0.28)		0.81		12.75
Valuation allowance	(85.97)		(53.48)		(47.35)
Effective tax rate	(49.13	) %	(19.11	) %	(7.88	) %

The effective tax rate in the future may be affected by the realization of previously unrecognized deferred tax assets being recovered from future taxable income.

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Deferred revenue, net of deferred costs	$2,860	$2,421	$3,926	$11,204
Domestic net operating loss carryforward	-	1,749	-	838
Foreign net operating loss carryforward	8,745	32,983	1,929	44,303
Basis difference in intangible assets	-	2,862	-	2,586
Allowance for doubtful accounts	171	-	180	-
Currently non-deductible expenses and other	3,714	2,866	1,750	-
Capital loss carryforwards	133	16	-	294
Total deferred tax assets	15,623	42,897	7,785	59,225

Deferred tax liabilities:
Basis difference in goodwill	-	(532)	-	(501)
Basis difference in fixed assets	-	(466)	-	(456)
Total deferred tax liabilities	-	(998)	-	(957)

Valuation allowance	(4,356)	(13,213)	(6,671)	(48,718)

Net deferred taxes	$11,267	$28,686	$1,114	$9,550

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. To assess the likelihood that deferred tax assets will be recoverable from taxable income, the Company considers all the evidence, both positive and negative that a valuation allowances is needed. At December 31, 2013 and 2012, the Company reassessed whether it could realize its deferred tax assets.

When assessing all available evidence, the Company considers an important piece of objective evidence the extent to which it has made pre-tax income or losses over the most recent three year period. Historically through 2011, the Company had maintained a full valuation allowance on its net deferred tax assets principally because it had been in a cumulative pre-tax loss position and also based on its deferred tax asset reversal pattern in the U.S. jurisdiction. In 2012, and then again in 2013, the Company experienced significant improvement in its operating results and generated strong pre-tax income in the U.S. and Israel, which limited the impact of this important piece of negative evidence from the Company’s evaluation. More broadly, the Company’s assessment for the year ended December 31, 2013 considered the following positive and negative evidence.

Positive evidence

The Company’s U.S. and Israeli operations generated $13.8 million and $33.3 million, respectively, of pre-tax income in 2013. In addition, the Company has now generated cumulative pre-tax income in the U.S and Israel of more than $40.5 million and $52.8 million, respectively, for the three year period ended December 31, 2013, and has utilized some of its available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

The U.S. and Israel require approximately $29.8 million and $107.9 million in future taxable income, respectively, to realize the deferred tax assets at December 31, 2013. The Company’s Israeli net operating loss carryforwards are not subject to expiration and its financial performance has continued to improve despite challenging macroeconomic conditions.

Negative evidence

The negative evidence consists primarily of the Company’s history of significant pre-tax losses dating back to years prior to the merger in 2010. In total, the U.S. group of companies has approximately $0.6 million of deferred tax assets related to $1.5 million of net operating losses that are limited to use against taxable income of specific subsidiaries. The Israeli group of companies has approximately $41.7 million of deferred tax assets related to $157.5 million of net operating loss carryforwards, which has accumulated over many years. Of the total Israeli group combined net operating losses, $55.0 million are limited in use as these net operating losses relate to specific subsidiaries, which are currently inactive and a valuation allowance remains against those losses. The Company believes that the combined impact of a number of Company specific and industry specific developments over recent years makes it unlikely that the losses incurred prior to the year ended December 31, 2012 would be repeated.

In addition, the Company considered negative evidence in connection with various industry specific factors. The market in which the Company participates is highly competitive and could be impacted by changes in technology. If the Company does not compete effectively, its operating results may be harmed by loss of market share and revenues. The Company may also face difficulty in attracting new customers, and if it fails to attract new customers, its business and results of operations may suffer. The Company also relies on independent retailers to sell the magicJack devices, and disruption to these channels would harm its business.

After consideration of both the positive and negative evidence, the Company believes that its positive evidence is strong. The improving financial performance in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors, which have been present to a greater or lesser extent in prior years, but have only recently gathered sufficient weight to deliver consistent taxable profits. A key consideration in the Company’s analysis was that the unlimited carryforward periods of its Israel net operating losses make the realization of those assets less sensitive to variations in the Company’s projections of future taxable income than would otherwise be the case if the carryforward periods were time limited.

In performing its analysis, the Company used the most updated plans and estimates that it currently uses to manage the underlying business. As a result, the Company released $40.5 million ($11.7 million in the U.S. and $29.8 million in Israel) and $10.9 million ($5.1 million in the U.S. and $5.8 million in Israel) of the valuation allowance recorded against its deferred tax assets at December 31, 2013 and 2012, respectively. The Company determined that a remaining valuation allowance estimated at $17.6 million and $55.4 million as of December 31, 2013 and 2012, respectively, was necessary to reduce the deferred tax assets to the amount that will more-likely-than-not be realized. In particular, the valuation allowance remaining as of December 31, 2013, primarily represents amounts related to net operating losses associated with specific subsidiary entities for which it is not more-likely-than-not to be realized.

The reconciliation of the valuation allowance for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012

Balance, beginning of period	$55,389	$66,736
Changes to the valuation allowance	(37,820)	(11,347)
Balance, end of period	$17,569	$55,389

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. During 2013, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2010 and 2011, and several state examinations are also under way. The Company adopted the provisions of ASC Subtopic 740-10, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” as of January 1, 2007 with no material impact to its consolidated financial position or its results of operations. The tax years 2005 – 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company reassesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	December 31,
	2013	2012	2011

Unrecognized tax benefits, opening balance	$354	$343	$418
Gross increases - tax positions in prior period	5,323	11	6
Gross decreases - tax positions in prior period	-	-	(81)
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits, ending balance	$5,677	$354	$343

At December 31, 2013, 2012, and 2011, there are $5.3 million, $11 thousand, and $6 thousand of unrecognized tax benefits, respectively, that if recognized, would affect the Company’s annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s Consolidated Statements of Operations and the corresponding liability is included in other non-current liabilities in its Consolidated Balance Sheets. The amount of interest and penalties recognized by the Company in the years ended December 31, 2013, 2012 and 2011 was $183 thousand, $140 thousand and $120 thousand, respectively.

NOTE 15 – INCOME (LOSS) PER SHARE

Net Income (loss) per share attributable to the Company’s ordinary shareholders – basic, is calculated by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income (loss) per share attributable to the Company’s ordinary shareholders – diluted, is computed using net income (loss) attributable to shareholders adjusted for gains or losses on in-the-money dilutive shares, and dividing it by the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income (loss) per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$70,311	$55,851	$(836)
Dividends on redeemable ordinary shares	-	-	(955)
Net income (loss) attributable to ordinary shareholders	$70,311	$55,851	$(1,791)
Gains on in-the-money common equity put options	$-	$(1,301)	$-
Diluted net income (loss) attributable to ordinary
shareholders	$70,311	$54,550	$(1,791)

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	18,468	19,916	23,342
Effect of dilutive options to purchase ordinary shares	8	9	-
Effect of dilutive options exercised or expired during the year	-	49	-
Effect of dilutive common equity put options outstanding	-	11	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding **	18,476	19,985	23,342

Net income (loss) per ordinary share attributable to shareholders
Basic	$3.81	$2.80	$(0.08)
Diluted	$3.81	$2.73	$(0.08)

* Due to the net loss for the year ended December 31, 2011, basic and diluted loss per ordinary share was the same, as the effect of potentially dilutive securities would have been anti-dilutive.

** Options to purchase 1,274,637 ordinary shares and 190,713 restricted stock units outstanding for part of the second half of the year ended December 31, 2013 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 30 ordinary shares outstanding during the year ended December 31, 2012 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 290,232 ordinary shares outstanding during the year ended December 31, 2011 were not included in the calculation of diluted earnings per share as the Company had a net loss for the year and their inclusion in the calculation would be antidilutive.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2013 and 2012 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2013
Net revenues	$36,877	$32,902	$35,533	$38,180	$143,492
Gross Profit	25,734	20,846	23,399	24,419	94,398
Operating income	15,240	9,639	12,651	9,916	47,446
Net income (1)	9,586	6,508	8,903	45,314	70,311
Earnings per ordinary share: (1) (2)
Basic	0.51	0.35	0.48	2.51	3.81
Diluted	0.51	0.35	0.48	2.50	3.81

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2012
Net revenues (3)	$37,587	$38,559	$40,789	$41,427	$158,362
Gross Profit	22,027	23,500	24,043	27,467	97,037
Operating income	5,831	10,318	11,186	16,230	43,565
Net income (4)	8,196	10,270	15,116	22,269	55,851
Earnings per ordinary share: (2) (3) (4)
Basic	0.39	0.51	0.78	1.17	2.80
Diluted	0.39	0.50	0.77	1.17	2.73

(1) Material adjustments were made in the fourth quarter of 2013 to record $40.5 million of release of valuation allowance against deferred tax assets and record uncertain tax positions of $3.9 million.

(2) The sum of quarterly earnings (loss) per ordinary share amounts may not add to the annual earnings (loss) per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(3) Net revenues for the first quarter of fiscal year 2012 include the impact of an operational change which allowed the Company to identify the point in time when prepaid minutes expire under the terms of service, which resulted in approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 being recognized as revenue since such amounts were considered earned. As a result, our basic and diluted earnings per ordinary share for the first quarter of fiscal year 2012 were increased by approximately $0.14 and $0.15 per ordinary share, respectively.

(4) A material adjustment was made in the fourth quarter of 2012 to record $2.0 million of current income tax expense and $10.9 million of release of valuation allowance against deferred tax assets.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Income Tax Material Weakness

During the year ended December 31, 2013, we completed our plan to remediate a material weakness in our internal controls over reviewing and monitoring the accuracy of our income tax provision and accounting for income taxes. As of December 31, 2013, management assessed and concluded that the internal controls over accounting for income taxes were effective. Therefore, the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2013.

During 2013, we completed the following actions related to our remediation plan:

·	engaged highly qualified tax professionals;

·	retained and/or more fully utilized tax advisors with significant experience in domestic and multinational income taxes and tax-related issues;

·	improved existing controls, as well as designed and implemented additional controls around our income tax processes; and

·	expanded and improved the processes around the review and contemporaneous documentation of our ongoing income tax accounting procedures, tax positions and strategies.

We will continue to focus on maintaining the system of internal controls that was developed and implemented over the last three years and make enhancements when and where necessary. Additionally, we will continue to engage and consult with qualified tax professionals on our tax processes as required.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Jerusalem, Israel

We have audited magicJack VocalTec Ltd.’s and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, magicJack VocalTec Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec, Ltd. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 12, 2014

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We refer you to our Proxy Statement for the 2014 Annual General Meeting of Shareholders under the captions "Corporate Governance," "Report of the Audit Committee," "Biographies of our Board Nominees." "Meetings and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.              EXECUTIVE COMPENSATION

We refer you to our Proxy Statement for the 2014 Annual General Meeting of Shareholders under the captions "Executive Compensation and Related Matters," including "Compensation Discussion and Analysis" and "Management Planning and Development Committee Report," which sections are incorporated by reference herein.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We refer you to our Proxy Statement for the 2014 Annual General Meeting of Shareholders under the captions "Security Ownership of Certain beneficial Owners and Management," and "Approval Of Related Party Transactions Under Israeli Law," which sections are incorporated by reference herein.

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2013, which section is incorporated by reference herein.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We refer you to our Proxy Statement for the 2014 Annual General Meeting of Shareholders under the captions "Corporate Governance" and "Certain Relationships and Related Transactions," which sections are incorporated by reference herein.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to our Proxy Statement for the 2014 Annual General Meeting of Shareholders under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm," which section is incorporated by reference herein.

PART IV

ITEM 15.             EXHIBITS  AND  FINANCIAL STATEMENT SCHEDULES

2.1
Agreement and Plan of Merger, dated as of July 16, 2010, among YMax Corporation, the Company and VocalTec Merger Sub, Inc., filed with the SEC on July 19, 2010 as Exhibit 10.1 to Form 6-K and incorporated herein by reference.

3.1	Amended and Restated Articles of Association, filed with the SEC on April 2, 2013 as Exhibit 3.1 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.
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

10.4
Form of indemnification and release undertaking between the Company and its officers and directors,* filed with the SEC on November 18, 2010 as Appendix B to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.5
Form of YMax indemnification undertaking between YMax Corporation and its directors,* filed with the SEC on November 18, 2010 as Appendix C to proxy statement submitted on Form 6-K and incorporated herein by reference.

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

10.10
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

10.13	Form of Restricted Stock Agreement,* filed with the SEC on April 8, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.14
Separation Agreement, dated May 10, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo*, filed with the SEC on May 13, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.15
Consulting Agreement, dated May 11, 2013. by and between magicJack VocalTec Ltd. and Peter J. Russo,* filed with the SEC on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.16
Executive Employment Agreement, dated May 8, 2013 by and between magicJack VocalTec Ltd. and Jose Gordo,* filed with the SEC on May 13, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.17	Form of Stock Option Agreement,* filed with the SEC on May 13, 2013 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.18	magicJack VocalTec Ltd. Compensation Policy,* filed with the SEC on June 3, 2013 as Appendix B to the Company’s proxy statement and incorporated herein by reference.
10.19	magicJack VocalTec Ltd. 2013 Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix C to the Company’s proxy statement and incorporated herein by reference.
10.20	magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix D to the Company’s proxy statement and incorporated herein by reference.
10.21
Omnibus Agreement, dated November 5, 2013, between magicJack VocalTec Ltd. and Daniel Borislow, filed with the SEC on November 12, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.22
Letter of Intent, dated November 5, 2013, between magicJack VocalTec Ltd. and Daniel Borislow, filed with the SEC on November 12, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.23
Private Placement Agreement, dated as of November 5, 2013, between magicJack Vocaltec Ltd. and Trustee of the DB April 2013 GRAT, filed with the SEC on November 12, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.24
Private Placement Agreement, dated as of November 5, 2013, between magicJack Vocaltec Ltd. and Trustee of the DMB 2012 Family Trust, filed with the SEC on November 12, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.25
Executive Employment Agreement, dated December 13, 2013, by and between magicJack VocalTec Ltd. and Timothy R. McDonald, filed with the SEC on December 17, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

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

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: March 12, 2014	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: March 12, 2014
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	March 12, 2014

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2014

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	March 12, 2014

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 12, 2014

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 12, 2014

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	March 12, 2014
/s/ Richard Harris —————————————— Richard Harris	Director	March 12, 2014