Form 10-Q
period 2014-03-31
MAGICJACK VOCALTEC LTD
filed 2014-05-12
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 17,832,130 ordinary shares with no par value outstanding at April 30, 2014.

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

•
references to “$” or “dollars” are to U.S. dollars and all references to “NIS” are to New Israeli Shekels. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars; and

•	references to the “magicJack devices” are to the original magicJack®, the magicJack PLUSTM and the New magicJack PLUSTM.

PART I – FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$58,843	$45,997
Marketable securities, at fair value	8,418	8,782
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $4,026 and $3,912, respectively	4,812	3,626
Inventories	3,385	4,490
Deferred costs	3,309	4,662
Prepaid income taxes	10,373	11,956
Deferred tax assets, curent	10,621	11,267
Deposits and other current assets	756	818
Total current assets	100,517	91,598

Property and equipment, net	3,252	1,959
Intangible assets, net	14,381	15,656
Goodwill	32,304	32,304
Deferred tax assets, non-curent	29,684	29,684
Deposits and other non-current assets	712	693
Total assets	$180,850	$171,894
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$5,287	$4,237
Accrued expenses and other current liabilities	8,493	9,236
Deferred revenue, current portion	58,598	54,541
Total current liabilities	72,378	68,014

Deferred revenue, net of current portion	56,329	59,951
Other non-current liabilities	7,061	6,487
Total liabilities	135,768	134,452

Commitments and contingencies (Note 9)
Capital equity:
Ordinary shares, No par value; 100,000 shares authorized; 25,031 and 25,029
shares issued at March 31, 2014 and December 31, 2013, respectively	111,760	111,744
Additional paid-in capital	6,336	3,692
Accumulated other comprehensive loss	(1,006)	(642)
Treasury stock (7,200 and 7,202 shares at March 31, 2014 and
December 31, 2013, respectively)	(108,126)	(108,151)
Retained earnings	36,118	30,799
Total capital equity	45,082	37,442
Total liabilities and capital equity	$180,850	$171,894

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net revenues	$35,313	$36,877
Cost of revenues	13,022	11,143
Gross profit	22,291	25,734

Operating expenses:
Advertising	4,296	2,814
General and administrative	8,650	6,818
Research and development	1,744	862
Total operating expenses	14,690	10,494
Operating income	7,601	15,240

Other income (expense):
Gains on investments	-	527
Interest and dividend income	46	156
Interest expense	(65)	(93)
Fair value loss on common equity put options	-	(1,047)
Other income, net	1	1
Total other expense	(18)	(456)
Income before income taxes	7,583	14,784
Income tax expense	2,264	5,198
Net income	$5,319	$9,586

Income per ordinary share:
Basic	$0.30	$0.51
Diluted	$0.30	$0.51

Weighted average ordinary shares outstanding:
Basic	17,827	18,685
Diluted	17,830	18,694

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net income	$5,319	$9,586
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to gain on investments	-	362
Net unrealized loss on marketable securities	(364)	(1,081)
Comprehensive income	$4,955	$8,867

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss			Retained Earnings	Total Capital Equity
	Ordinary Shares				Treasury Stock
	Number	Amount			Number	Amount
Balance, January 1, 2014	25,029	$111,744	$3,692	$(642)	(7,202)	$(108,151)	$30,799	$37,442

Exercise of ordinary share options	2	16	-	-	-	-	-	16
Share-based compensation	-	-	2,669	-			-	2,669
Issuance or ordinary shares	-	-	(25)	-	2	25	-	-
Unrealized loss on marketable securities	-	-	-	(364)	-	-	-	(364)
Net income	-	-	-	-	-	-	5,319	5,319
Balance, March 31, 2014 (unaudited)	25,031	$111,760	$6,336	$(1,006)	(7,200)	$(108,126)	$36,118	$45,082

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$5,319	$9,586
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	114	1,237
Share-based issuances and compensation	2,669	400
Depreciation and amortization	1,391	1,163
Deferred income tax provision	646	23
Interest expense - non-cash	65	93
Gains on investments	-	(527)
Fair value loss on common equity put options	-	1,047
Change in operating assets and liabilities
Accounts receivable	(1,300)	(268)
Inventories	1,105	198
Deferred costs	1,353	(104)
Deposits and other current assets	1,627	454
Deposits and other non-current assets	(19)	17
Accounts payable	1,001	4,107
Accrued expenses and other current liabilities	(725)	(3,568)
Deferred revenue	435	2,769
Other non-current liabilities	509	(1)
Net cash provided by operating activities	14,190	16,626

Cash flows from investing activities:
Proceeds from sales of investments	-	10,564
Purchases of property and equipment	(1,360)	(84)
Acquisition of intangible assets	-	(114)
Net cash (used in) provided by investing activities	(1,360)	10,366

Cash flows from financing activities:
Purchase of treasury stock	-	(5,704)
Proceeds from exercise of ordinary share options	16	-
Net cash provided by (used in) financing activities	16	(5,704)
Net increase in cash and cash equivalents	12,846	21,288
Cash and cash equivalents, beginning of period	45,997	18,959
Cash and cash equivalents, end of period	$58,843	$40,247

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$5	$1,913
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$49	$-

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2014 and for the Three Month Periods
Ended March 31, 2014 and 2013 is Unaudited

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including Israeli New Shekel (”NIS”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur.

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three months ended March 31, 2014 and 2013 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $30.8 million and $32.1 million for the three months ended March 31, 2014 and 2013, respectively. The Company also provides its customers the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.8 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2014 and 2013, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $19 thousand and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Cost of Revenues

Cost of revenues includes direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, server maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack devices are deferred on shipment and charged to cost of sales ratably over the initial access right period. Deferred costs are included in current assets in the Company’s consolidated balance sheets.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.2 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Advertising Expenses

Advertising expenses of $4.3 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively, consist primarily of television infomercials and commercials, Internet advertising and print advertising. Advertising costs are expensed when incurred.

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Earnings per Ordinary Share

Net Income per share attributable to the Company’s shareholders – basic, is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares or restricted stock units.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry.

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital equity in the consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

Common Equity Put Options

Common equity put option (“put option”) contracts sold in connection with the Company’s share repurchase program may expire unexercised or be assigned to the Company on or before the contract expiration date. Put option contracts exercised result in the Company purchasing its ordinary shares. Put option contracts outstanding at the end of a period are liabilities under ASC Subtopic 480-10, “Distinguishing Liabilities from Equity,” and are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. Any unrealized gains or losses are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At March 31, 2014, the Company had cash and cash equivalents totaling $58.8 million, which included (i) $58.5 million in U.S. banks, and (ii) $0.3 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.3 million in one individual financial institution, were fully insured. The Company had money market accounts with a brokerage institution with balances totaling approximately $57.2 million.

One telecommunications carrier accounted for approximately 25% and 28% of gross accounts receivable at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 10% of gross accounts receivable at March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenues.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, time deposits, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of March 31, 2014 and December 31, 2013, all of them are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012 and May 2013, respectively, and is required to make non-interest bearing annual future payments of $1.5 million for each of the next two years, in May 2014 and 2015. The liability for such payments has been discounted at a rate of 10% to a total fair value of $2.8 million at March 31, 2014 and December 31, 2013, with $1.5 million included in accrued expenses and other current liabilities at March 31, 2014 and December 31, 2013, and $1.3 million included in other non-current liabilities in the Company’s March 31, 2014 and December 31, 2013 unaudited condensed consolidated balance sheets. The Company believes that the $2.8 million carrying value at March 31, 2014 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.2 million unamortized discount at March 31, 2014 is being amortized using the effective interest method and recorded as interest expense in the Company’s unaudited condensed consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s unaudited condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of March 31, 2014 and December 31, 2013, there were no common equity put options outstanding.

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

The Company’s hardware consists of routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC Subtopic 250-10, “Accounting Changes and Error Corrections.”

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at March 31, 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. The Company currently has one reporting unit.

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value. If so, the two-step goodwill impairment test is required to be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support the strength of its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2013, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There were no goodwill impairment indicators as of March 31, 2014.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. No adjustments were made to the valuation allowance during the three months ended March 31, 2014 or 2013.

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

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after elimination of permanent nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2014 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At March 31, 2014, the estimated annual effective income tax rate is expected to approximate 29.9%, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of March 31, 2014 and December 31, 2013, the available-for-sale securities consisted primarily of equity securities and time deposits, which are invested in the following (in thousands):

	March 31, 2014 (Unaudited)
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$8,051	$-	$(1,006)
Time deposits	367	-	-
Total	$8,418	$-	$(1,006)

	December 31, 2013
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$8,415	$-	$(642)
Time deposits	367	-	-
Total	$8,782	$-	$(642)

The fair value of common equity securities at March 31, 2014 and December 31, 2013 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of time deposits at March 31, 2014 and December 31, 2013 was determined based on its face value, which approximates its fair value and is a Level 1 input.

As of March 31, 2014, the Company considers the declines in fair value of its common equity securities to be temporary in nature and does not consider those investments other-than-temporarily impaired. Fair values are determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the quality of the issuer, the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer before and after the decline in market value, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. Management has the ability and intends to hold its common equity securities and has determined there is no other-than-temporary impairment of such securities at March 31, 2014.

There were no gain or loss on investments for the three months ended March 31, 2014. Gain on investments for the three months ended March 31, 2013 was $0.5 million and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.4 million.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$1,419	$1,266
Finished goods	1,966	3,224
Total	$3,385	$4,490

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the three months ended March 31, 2014 and 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31,	December 31,
	(in years)	2014	2013
		(Unaudited)
Switches	3 - 15	$8,332	$7,099
Computers	3 - 10	2,418	2,370
Furniture	3 - 5	165	160
Leasehold-improvements	*	351	228
Accumulated depreciation
and amortization		(8,014)	(7,898)
Total		$3,252	$1,959

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $0.1 million.

NOTE 6 – INTANGIBLES ASSETS

As of March 31, 2014 and December 31, 2013, the Company had intangible assets with carrying values of $14.4 million and $15.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of March 31, 2014 and December 31, 2013. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		March 31, 2014 (Unaudited)				December 31, 2013
	Estimated Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,329)	$892	5.97	$5,221	$(4,254)	$967	6.19
Intellectual property rights	3 - 17	14,161	(5,888)	8,273	5.59	14,161	(5,280)	8,881	5.69
Covenants not-to-
compete and not-to-sue	2 - 5	5,781	(1,951)	3,830	1.72	5,781	(1,385)	4,396	1.97
Tradename	3 - 6	321	(280)	41	1.75	321	(274)	47	2.00
Customer relationships	5 - 7	750	(601)	149	3.33	750	(581)	169	3.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$27,034	$(13,849)	$13,185		$27,034	$(12,574)	$14,460

Amortization expense for the three months ended March 31, 2014 and 2013 were $1.3 million and $1.0 million, respectively. Amortization expense for the three months ended March 31, 2013 included a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013. Based on the carrying value of identified intangible assets recorded at March 31, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2014	$3,825
2015	4,163
2016	1,564
2017	1,331
2018	854
Thereafter	1,448
$13,185

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the condensed consolidated balance sheets.

Deferred revenues are comprised of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
	(Unaudited)
magicJack devices	$9,190	$14,855
Access right renewals	46,889	37,108
Prepaid minutes	2,519	2,578
Deferred revenue, current	58,598	54,541

Deferred revenue, non-current*	56,329	59,951
Total deferred revenues	$114,927	$114,492

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $5.5 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – OTHER LIABILITIES

As of March 31, 2014 and December 31, 2013, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a total net present value of $2.8 million at March 31, 2014 and December 31, 2013, with $1.5 million included in accrued expenses and other current liabilities at March 31, 2014 and December 31, 2013, and $1.3 million included in other non-current liabilities in the accompanying March 31, 2014 and December 31, 2013 unaudited condensed consolidated balance sheets.

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

On April 22, 2013, Arthur M. Bussel (a/k/a "Mel Arthur"), Lori A. Bussel and As Seen On TV.US, Inc. filed a lawsuit against Daniel M. Borislow, "magicJack VocalTec LLC," and YMax Corporation in Florida's Sixth Judicial Circuit Court, Pinellas County, for various claims including breach of contract. The suit is captioned Bussel v. Borislow, et al., Case No. 13-004178-CI. The Plaintiffs contend that the three Defendants were served with Summonses and Complaints on May 8, 2013; the three Defendants dispute that they were served. The three Plaintiffs filed a Motion for Default on May 29, 2013, and the Clerk of the Court entered Defaults against the three named Defendants on May 31, 2013. On June 4, 2013, the three Plaintiffs filed a Motion for Default Judgment, seeking, (i) a judgment for money damages against all three named Defendants, jointly and severally, for approximately $5.9 million, together with interest since May 31, 2012, and (ii) an Order awarding to the three Plaintiffs legal title to a 2009 Cadillac Escalade motor vehicle. No ruling has been made on Plaintiffs’ Motion for Default Judgment. On June 18, 2013, the Company and the other Defendants filed several Motions, including a Motion to Vacate Clerk’s Default, together with Motions seeking to Dismiss the Complaint, to Quash Service, and to Transfer or Dismiss the suit based on improper venue. The Company and the other Defendants also filed affidavits in support of their Motions. On September 4, 2013, the Plaintiffs filed a “Motion to Correct Misnomer in the Name of one of the Defendants.” That Motion acknowledged that references to “magicJack VocalTec, LLC” in the Complaint, and in the corresponding summons, service return and Clerk’s Default, were incorrect, and that the party being sued is properly referred to as “magicJack VocalTec, Ltd.”  Plaintiff’s Motion asks the Court to amend the pleadings and process, so that they accurately reflect the name the entity that Plaintiffs contend they sought to sue, and so that Plaintiffs might gain benefit of the Clerk’s Default against the correctly named entity.The Court has scheduled a hearing to address the merits of the various pending motions commencing on May 29, 2014. The Company believes it has raised multiple grounds that will result in the Default entered by the Clerk of the Court being vacated or set aside. The Company also believes that it has meritorious defenses to the claims asserted in the Plaintiffs’ Complaint. The Company intends to defend the litigation vigorously, and may have counterclaims against Arthur and Lori Bussel. However, the Company can provide no assurance as to the ultimate outcome of this matter and if the default judgment is upheld it could have a material adverse effect on the Company's financial condition, results of operation and cash flows.

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

NOTE 10 –TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million as of March 31, 2014. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through March 31, 2014. At March 31, 2014, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

In prior years, the Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average price paid for ordinary shares it purchases. There were no outstanding put option contracts at March 31, 2014 and December 31, 2013. The Company did not repurchase any shares in the three months ended March 31, 2014 in connection with its share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised the Company expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the three months ended March 31, 2013.

The Company issued 2,015 of its ordinary shares held as treasury stock with a cost of $25 thousand, $12.32 per share, to a director as a result of restricted stock units that were granted in mid-2013, which vested in the three months ended March 31, 2014 (see Note 11 below for further information).

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a liability in the three months ended March 31, 2013.

The changes in treasury stock during the three months ended March 31, 2014 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2014
	Number	Amount
	(Unaudited)
Balance, beginning of period	7,202,242	$108,151
Ordinary shares issued due to
vesting of restricted stock units	(2,015)	(25)
Balance, end of period	7,200,227	$108,126

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. As of March 31, 2014, the aggregate number of shares subject to awards under the Plans is 2,250,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended
	March 31st
	2014	2013
	(Unaudited)
Ordinary share options	$2,439	$-
Restricted stock units	230	-
Ordinary shares	-	400
	$2,669	$400

The detail of total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended
	March 31st
	2014	2013
	(Unaudited)
Cost of revenues	$225	$-
Advertising	712	-
General and administrative	1,471	400
Research and development	261	-
	$2,669	$400

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of ten years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2013, and three months ended March 31, 2014 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2013	11,500	$6.25	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Granted	492,500	$13.60
Exercised	(1,990)	$8.35
Expired or cancelled	(30)	$147.55
Outstanding at March 31, 2014 (unaudited)	1,775,687	$14.58	4.47	$11,808
Vested at March 31, 2014 (unaudite)	381,520	$15.25	4.22	$2,281

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.

Share-based compensation expense recognized for ordinary share options was approximately $2.4 million and $0 for the three months ended March 31, 2014 and 2013, respectively. The total intrinsic value of ordinary share options exercised during the three months ended March 31, 2014 and 2013 was $17 thousand and $0, respectively. As of March 31, 2014, there was approximately $8.2 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 2.05 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of ordinary share options granted during the three months ended March 31, 2014 is $5.71, and was measured at the date of grant using the following assumptions:

Three Months Ended
March 31st
2014
Expected term (in years)	3.2 - 3.5
Dividend yield	0.00%
Expected volatility	57.2% to 57.3%
Risk free interest rate	1.44% to 1.64%
Forfeiture rate	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plan, which may vest based on service or a combination or service and other conditions, such as market. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the three months ended March 31, 2014, the Company did not grant any restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2014:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2013	154,746	$14.08
Granted	-	$-
Vested	(2,015)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2013	152,731	$14.08

During the three months ended March 31, 2014, the Company recognized approximately $0.2 million in share-based compensation expense related to restricted stock units. As of March 31, 2014, there was $1.7 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.43 years.

NOTE 12 – INCOME TAXES

Total income tax expense was $2.3 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively. Income taxes for the three months ended March 31, 2014 and 2013 are the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Income before taxes	$7,583	$14,784
Income tax expense	2,264	5,198
Effective income tax rate	29.86%	35.16%

The effective income tax rate for the three months ended March 31, 2014 is lower than the federal statutory rate due, in part, to the net impact of increases in the effective rate for items that are not deductible for tax purposes and state income tax expense, offset by a lower statutory tax rate on the Company’s Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 29.9%, but may fluctuate during the year due to changes in the Company’s jurisdictional income and other discrete period transactions.

NOTE 13 – INCOME PER SHARE

Net Income per share – basic, is calculated by dividing net income by the weighted average number of ordinary shares outstanding during each period. Net income per share – diluted, is computed by dividing net income attributable to shareholders and dividing it by the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares, restricted stock unit grants and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2014	2013
Numerator:	(Unaudited)	(Unaudited)
Net income	$5,319	$9,586

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,827	18,685
Effect of dilutive options to purchase ordinary shares	-	9
Effect of dilutive options or restircted stock units vesting,
exercised or expired during the year	3	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	17,830	18,694

Net income per ordinary share attributable to shareholders
Basic	$0.30	$0.51
Diluted	$0.30	$0.51

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Operations and Financial Condition should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013, as well as our Annual Report on Form 10-K for the year ended December 31, 2013. This Management’s Discussion and Analysis of Operations and Financial Condition contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” of our Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge our customers highly competitive rates for the right (the “access right”) to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. We own a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We also wholesale telephone service to VoIP providers and telecommunications carriers.

Our strategy since 2007 has been to vertically integrate our technology, design and suppliers, and we have completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in our Annual report on Form 10-K for the year ended December 31, 2013. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

Our consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (“NIS”), are re-measured in dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We prepare our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three months ended March 31, 2014 and 2013 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in business combinations or underlying our ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale based and re-estimate potential returns on a quarterly basis. For the three months ended March 31, 2014 and 2013, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees charged to telecommunications carriers or providers for origination of their calls to 800-numbers, access fees charged to other telecommunications carriers or providers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated to our end-users. Revenues from access fee charges to other telecommunications carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We determined that a valuation allowance of $17.6 million at December 31, 2013 was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. No adjustments were made during the three months ended March 31, 2014.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carryforwards expected to be realized through 2014 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2013. At March 31, 2014, the estimated annual effective income tax rate is expected to approximate 29.9%, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands). The condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2014 Compared to
	2014	2013	2013
Net Revenues
Sale of magicJack devices	$11,982	$15,021	$(3,039)	(20.2)%
Access right renewals	15,406	13,520	1,886	13.9
Shipping and handling	874	980	(106)	(10.8)
magicJack-related products	2,497	2,617	(120)	(4.6)
Prepaid minutes	2,828	3,233	(405)	(12.5)
Access and wholesale charges	1,722	1,543	179	11.6
Other	4	(37)	41	110.8
Total Net Revenue	35,313	36,877	(1,564)	(4.2)

Cost of Revenues
Cost of magicJack devices sold	4,459	2,280	2,179	95.6
Shipping and handling	373	584	(211)	(36.1)
Credit card processing fees	782	768	14	1.8
Network and carrier charges	5,547	5,997	(450)	(7.5)
Other	1,861	1,514	347	22.9
Total Cost of Revenues	13,022	11,143	1,879	16.9

Gross Profit	22,291	25,734	(3,443)	(13.4)

Operating expenses:
Advertising	4,296	2,814	1,482	52.7
General and administrative	8,650	6,818	1,832	26.9
Research and development	1,744	862	882	102.3
Total operating expenses	14,690	10,494	4,196	40.0
Operating income	7,601	15,240	(7,639)	(50.1)

Other income (expense):
Gains on investments	-	527	(527)	*
Interest and dividend income	46	156	(110)	*
Interest expense	(65)	(93)	28	*
Fair value loss on common equity put options	-	(1,047)	1,047	*
Other income, net	1	1	-	*
Total other expense	(18)	(456)	438	*
Income before income taxes	7,583	14,784	(7,201)	(48.7)
Income tax expense	2,264	5,198	(2,934)	(56.4)
Net income	$5,319	$9,586	$(4,267)	(44.5)

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

•	Prepaid minutes – represent revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks;

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunications carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to our end-users, and (ii) fees charged to telecommunications carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•	Other revenues – represent primarily revenues generated by ancillary revenue sources.

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

•
Network and carrier charges – represent facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunications carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred; and

•
Other cost of revenues – represent allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from sources we ceased selling.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Net Revenues

Total net revenue was $35.3 million and $36.9 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.6 million, or 4.2%. The decrease in the components of net revenues was primarily attributable to the following:

•	$3.0 million decrease in revenues from the sale of magicJack devices and related products primarily reflecting lower sales volumes and price points;

•	$0.1 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.1 million decrease in magicJack related product revenue reflecting lower volumes; and

•	$0.4 million decrease in revenues from prepaid minutes resulting from lower usage levels.

These decreases in components of net revenue were partially offset by a $1.9 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers.  In addition, access and wholesale charges increased $0.2 million reflecting increased network access fees resulting from increased network usage.

For the three months ended March 31, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 69% and 74%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 31% and 26%, respectively, of magicJack devices sold. For the three months ended March 31, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $13.0 million and $11.1 million for the three months ended March 31, 2014 and 2013, respectively, representing an increase of approximately $1.9 million, or 16.9%. This increase in cost of revenues was primarily attributable to a $2.2 million increase in the cost of magicJack devices resulting from higher per unit costs reflecting shorter amortization periods on the new devices as well as higher broker commissions due to a $1.1 million one-time first quarter 2013 favorable settlement with a retail sales broker, and a $0.3 million increase in overhead allocation primarily reflecting higher personnel related costs.

These increases in cost of revenues were partially offset by a $0.2 million decrease in shipping and handling costs as a result of fewer units sold in the three months ended March 31, 2014 as we started preparing to launch a new product in mid-2014, and a $0.5 million reduction in network and carrier charges reflecting better negotiated rates with other carriers, the net favorable settlement of certain billing disputes and the continued implementation of a 2011 Federal Communications Commission (“FCC”) ruling which favorably impacted the rating and pricing of some of our of our network traffic.

Operating Expenses

Total operating expenses were $14.7 million and $10.5 million for three months ended March 31, 2014 and 2013, respectively, representing an increase of $4.2 million, or 40.0%. This increase in operating expenses is attributable to: (i) a $1.5 million increase in advertising expense reflecting increased media buys and marketing related spends related to the Company’s brand refresh and new advertising campaigns as well as higher personnel related costs reflecting the ramp up of staff and other payroll related allocations; (ii) a $1.8 million increase in G&A expense due to several factors including higher personnel related costs reflecting increased stock-based and executive compensation costs which were not present in the first quarter of 2013, higher legal and professional fees related to legal and tax matters, amortization expense associated with a non-compete with the Company’s founder as well as smaller increases in customer service related costs, occupancy costs and insurance expense; (iii) a $0.9 million increase in R&D related expenses related to new product costs and increased personnel related costs primarily related to allocated costs associated with new positions and stock based compensation costs.

Other Expense

Total other expense was $18 thousand and $0.5 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $0.4 million. This decrease in other expense was primarily due to a fair value loss on common equity put options of approximately $1.0 million, offset in part by gains on investments of $0.5 million for the three months ended March 31, 2013. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase.

Income Taxes

Total income tax expense was $2.3 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively. The principal components of our income taxes for the three months ended March 31, 2014 and 2013 are the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Income before taxes	$7,583	$14,784
Income tax expense	2,264	5,198
Effective income tax rate	29.86%	35.16%

At December 31, 2013, we released $40.5 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carryforwards and deferred revenue that are expected to be realized in 2014, 2015 and 2016. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective income tax rate for the three months ended March 31, 2014 is lower than the federal statutory rate due, in part, to the net impact of increases in the effective rate for items that are not deductible for income tax purposes and state income tax expense, offset by a lower statutory tax rate on our Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 29.9%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $5.3 million in the three months ended March 31, 2014, as compared to $9.6 million in the three months ended March 31, 2013. Net income per diluted share decreased to $0.30 per ordinary share for the three months ended March 31, 2014, as compared to $0.51 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 0.9 million (or 5%) in the weighted average number of diluted ordinary shares outstanding in the three months ended March 31, 2014 as compared to the prior year comparable period due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of March 31, 2014, we had cash and cash equivalents of $58.8 million, available-for-sale marketable securities of $8.4 million and accounts receivables of $4.8 million. Our accounts payable at March 31, 2014 was $5.3 million.

During the three months ended March 31, 2014, we generated positive operating cash flows of $14.2 million, as compared to $16.6 million for the three months ended March 31, 2013. The $2.4 million decrease was primarily due to lower sales of magicJack devices in the three months ended March 31, 2014, combined with higher operating costs offset in part by increased revenues from access right renewals. Net income was $5.3 million for the three months ended March 31, 2014 as compared to $9.6 million for the three months ended March 31, 2013. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $14.2 million and $16.6 million for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, net cash provided by operating activities was primarily attributable to: (i) $5.3 million of net income, (ii) $4.9 million in non-cash items consisting of $2.7 million of stock-based compensation expense, $1.4 million for depreciation and amortization expense, and a $0.1 million provision for billing adjustments, (iii) $1.6 million decrease in prepaid taxes, (iv) $1.3 million decrease in deferred costs, (v) a $1.1 million decrease in inventory levels, (vi) a $1.0 decrease in accounts payable, (vii) $0.4 increase in deferred revenue primarily associated with access right renewals, and (viii) a $0.5 million increase in other non-current liabilities. These items were partially offset by a $1.3 million decrease in accounts receivable and a $0.7 million decrease in accrued bonuses reflecting payment of 2013 annual bonus amounts.

During the three months ended March 31, 2013, net cash provided by operating activities was primarily attributable to: (i) $9.6 million of net income, (ii) $4.1 million increase in accounts payable due to the estimated federal income tax payable, (iii) $2.8 million increase in deferred revenues primarily attributable to higher sales of access right renewals, and (iv) $3.4 million in non-cash items consisting of a $1.2 million provision for billing adjustments, $1.2 million for depreciation and amortization expense, a $0.5 million combined net loss on common equity put options and investments and $0.4 million in treasury stock issued to settle a liability. These items were partially offset by a $3.6 million decrease in accrued expenses and other current liabilities primarily as a result of previously outstanding put option contracts being assigned to us and the favorable impact of a settlement with a retail sales broker.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was $(1.4) million and $10.4 million for the three months ended March 31, 2014, and 2013, respectively.

Net cash used in investing activities during the three months ended March 31, 2014 was attributable to $1.4 million used to purchase equipment primarily due to upgrades to our data storage facility.

Net cash provided by investing activities during the three months ended March 31, 2013 was primarily attributable to $10.6 million proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Cash Flow –Financing Activities

Net cash provided by (used) in financing activities was $16 thousand and $5.7 million for the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities during the three months ended March 31, 2014 consisted of $16 thousand in proceeds from exercise of stock options.

Net cash used in financing activities during the three months ended March 31, 2013 consisted of $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program. Refer to the section below for additional information on our stock repurchase program.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million as of March 31, 2014. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through March 31, 2014. At March 31, 2014, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

We have bought call option contracts and have sold put option contracts in connection with our share repurchase program in order to attempt to lower the average price paid for ordinary shares we purchase. There were no outstanding put option contracts at March 31, 2014. We did not repurchase any ordinary shares under our stock repurchase program during the three months ended March 31, 2014. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised during the three months ended March 31, 2013, we expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the three months ended March 31, 2013.

Other Liabilities

As of March 31, 2014, we had outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make two non-interest bearing future annual payments of $1.5 million beginning May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a net present value of $2.8 million at March 31, 2014. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

ITEM 3.                 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of March 31, 2014.

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

Our Investments

As a result of us investing our excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At March 31, 2014, we did not have any short positions in put option contracts and long positions in call option contracts.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At March 31, 2014, we did not have any outstanding put option contracts.

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 Legal Proceedings

Legal Proceedings

We are subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. Our policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular fiscal year or quarter. For additional information, refer to Note 9, “Commitments and Contingencies,” in the Notes to our condensed consolidated financial statements included in Item 1 herein for further details.

ITEM 1A.              Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million as of March 31, 2014. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through March 31, 2014. There were no purchases during the three months ended March 31, 2014. At March 31, 2014, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

ITEM 3.                 Defaults Upon Senior Securities

Not applicable.

ITEM 4.                 Mine Safety Disclosures

Not applicable.

ITEM 5.                 Other Information

None.

ITEM 6.                 Exhibits

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)
Dated: May 12, 2014	By:	/s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: May 12, 2014	By:	/s/ Jose Gordo Jose Gordo Chief Financial Officer