Form 10-Q
period 2014-06-30
MAGICJACK VOCALTEC LTD
filed 2014-08-11
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

There were 17,832,130 ordinary shares with no par value outstanding at July 31, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$72,029	$45,997
Marketable securities, at fair value	367	8,782
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $4,083 and $3,912, respectively	4,264	3,626
Inventories	3,534	4,490
Deferred costs	1,765	4,662
Prepaid income taxes	9,746	11,956
Deferred tax assets, curent	10,540	11,267
Deposits and other current assets	2,715	818
Total current assets	104,960	91,598

Property and equipment, net	3,405	1,959
Intangible assets, net	13,106	15,656
Goodwill	32,304	32,304
Deferred tax assets, non-curent	31,753	29,684
Deposits and other non-current assets	757	693
Total assets	$186,285	$171,894
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$6,860	$4,237
Accrued expenses and other current liabilities	8,879	9,236
Deferred revenue, current portion	55,023	54,541
Total current liabilities	70,762	68,014

Deferred revenue, net of current portion	59,547	59,951
Other non-current liabilities	6,025	6,487
Total liabilities	136,334	134,452

Commitments and contingencies (Note 9)
Capital equity:
Ordinary shares, No par value; 100,000 shares authorized; 25,032 and 25,029
shares issued at June 30, 2014 and December 31, 2013, respectively	111,771	111,744
Additional paid-in capital	7,919	3,692
Accumulated other comprehensive loss	-	(642)
Treasury stock (7,200 and 7,202 shares at June 30, 2014 and
December 31, 2013, respectively)	(108,126)	(108,151)
Retained earnings	38,387	30,799
Total capital equity	49,951	37,442
Total liabilities and capital equity	$186,285	$171,894

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenues	$29,480	$32,902	$64,793	$69,779
Cost of revenues	11,392	12,056	24,414	23,199
Gross profit	18,088	20,846	40,379	46,580

Operating expenses:
Marketing	4,690	2,757	8,986	5,571
General and administrative	8,669	6,676	17,319	13,494
Research and development	1,375	1,774	3,119	2,636
Total operating expenses	14,734	11,207	29,424	21,701
Operating income	3,354	9,639	10,955	24,879

Other income (expense):
Gains on investments	37	195	37	722
Interest and dividend income	49	74	95	230
Interest expense	(55)	(84)	(120)	(177)
Fair value loss on common equity put options	-	-	-	(1,047)
Other income, net	2	-	3	1
Total other income (expense)	33	185	15	(271)
Income before income taxes	3,387	9,824	10,970	24,608
Income tax expense	1,118	3,316	3,382	8,514
Net income	$2,269	$6,508	$7,588	$16,094

Net Income per ordinary share:
Basic	$0.13	$0.35	$0.43	$0.86
Diluted	$0.13	$0.35	$0.43	$0.86

Weighted average ordinary shares outstanding:
Basic	17,832	18,552	17,830	18,618
Diluted	17,835	18,560	17,833	18,627

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$2,269	$6,508	$7,588	$16,094
Other comprehensive income (loss):
Reclassification of unrealized loss (gain) on marketable
securities to gains on investments	1,006	(204)	642	420
Net unrealized loss on marketable securities	-	(692)	-	(2,035)
Comprehensive income	$3,275	$5,612	$8,230	$14,479

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount			Number	Amount
Balance, January 1, 2014	25,029	$111,744	$3,692	$(642)	(7,202)	$(108,151)	$30,799	$37,442

Exercise of ordinary share options	3	27	-	-	-	-	-	27
Share-based compensation	-	-	4,252	-	-	-	-	4,252
Issuance of ordinary shares	-	-	(25)	-	2	25	-	-
Release of unrealized loss on marketabl esecurities to gains on investments	-	-	-	642	-	-	-	642
Net income	-	-	-	-	-	-	7,588	7,588
Balance, June 30, 2014 (unaudited)	25,032	$111,771	$7,919	$-	(7,200)	$(108,126)	$38,387	$49,951

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,588	$16,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	298	2,000
Share-based issuances and compensation	4,252	400
Depreciation and amortization	2,830	2,531
Deferred income tax provision (benefit)	(1,342)	47
Interest expense - non-cash	120	177
Gains on investments	(37)	(722)
Fair value loss on common equity put options	-	1,047
Change in operating assets and liabilities:
Accounts receivable	(936)	(50)
Inventories	956	(1,145)
Deferred costs	2,897	789
Prepaids and other current assets	289	(2,244)
Deposits and other non-current assets	(64)	184
Accounts payable	2,564	(1,262)
Accrued expenses and other current liabilities	(197)	1,524
Deferred revenue	78	(928)
Other non-current liabilities	782	7
Net cash provided by operating activities	20,078	18,449

Cash flows from investing activities:
Proceeds from sales of investments	9,094	12,622
Purchases of property and equipment	(1,667)	(84)
Acquisition of intangible assets	-	(117)
Net cash provided by investing activities	7,427	12,421

Cash flows from financing activities:
Purchase of treasury stock	-	(5,704)
Proceeds from exercise of ordinary share options	27	-
Payment of other non-current liabilities	(1,500)	(1,500)
Net cash used in financing activities	(1,473)	(7,204)
Net increase in cash and cash equivalents	26,032	23,666
Cash and cash equivalents, beginning of period	45,997	18,959
Cash and cash equivalents, end of period	$72,029	$42,625

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2014	2013

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$165	$12,078
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$59	$-

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS and magicJack GO, which are updated magicJack devices that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an app server and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, a softphone company, and the developer and provider of the magicJack product line. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Jerusalem, Israel, with offices in West Palm Beach, Florida.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three and six months ended June 30, 2014 and 2013 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $25.2 million and $28.2 million for the three months ended June 30, 2014 and 2013, respectively, and $56.0 million and $60.4 million for the six months ended June 30, 2014 and 2013, respectively. The Company also provides its customers the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.7 million and $3.2 million for the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements follows:

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2014 and 2013, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $18 thousand and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $37 thousand and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.2 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

Marketing Expenses

Marketing expenses of $4.7 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and $9.0 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred.  A break-down of marketing expense by category is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Advertising media buys	$3,101	$2,396	$5,498	$4,589
Marketing personnel related	616	28	1,580	28
Other marketing projects	973	333	1,908	954
Total Marketing Expense	$4,690	$2,757	$8,986	$5,571

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.4 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively.

Earnings per Ordinary Share

Net Income per share attributable to the Company’s shareholders – basic, is calculated by dividing net income attributable to shareholders by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Income per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares or restricted stock units.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry.

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income (loss) and as a separate component of capital equity in the unaudited condensed consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At June 30, 2014, the Company had cash and cash equivalents totaling $72.0 million, which included (i) $71.7 million in U.S. banks, and (ii) $0.3 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.5 million in one individual financial institution, were fully insured. The Company had money market accounts with a brokerage institution with balances totaling approximately $70.3 million.

One telecommunications carrier accounted for approximately 26% and 28% of gross accounts receivable at June 30, 2014 and December 31, 2013, respectively. For the three and six months ended June 30, 2014 and 2013, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

Two U.S. retail customers accounted for approximately 18% and 12% of gross accounts receivable at June 30, 2014, respectively, and one U.S. retailer accounted for 10% of gross accounts receivable at December 31, 2013. For the three and six months ended June 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenues.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgements about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, time deposits, securities sold, not yet purchased, and common equity put options in the Company's own stock. As of June 30, 2014 and December 31, 2013, all of them are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company was required to make payments of $1.5 million in May 2011, May 2012, May 2013 and May 2014, respectively, and is required to make a final non-interest bearing annual future payment of $1.5 million in May 2015. The liability for such payments has been discounted at a rate of 10% to a total fair value of $1.4 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at June 30, 2014 and December 31, 2013, respectively, and $1.3 million included in other non-current liabilities in the Company’s December 31, 2013 unaudited condensed consolidated balance sheet. The Company believes that the $1.4 million carrying value at June 30, 2014 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.1 million unamortized discount at June 30, 2014 is being amortized using the effective interest method and recorded as interest expense in the Company’s unaudited condensed consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s unaudited condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of June 30, 2014 and December 31, 2013, there were no common equity put options outstanding.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at June 30, 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. The Company currently has one reporting unit.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2013, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. There were no goodwill impairment indicators as of June 30, 2014.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. No adjustments were made to the valuation allowance during the three and six months ended June 30, 2014 or 2013.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after elimination of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2014 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At June 30, 2014, the estimated annual effective income tax rate is expected to approximate 28.5%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of June 30, 2014 and December 31, 2013, the available-for-sale securities consisted primarily of equity securities and time deposits, which are invested in the following (in thousands):

	June 30, 2014
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$-	$-	$-
Time deposits	367	-	-
Total	$367	$-	$-

	December 31, 2013
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$8,415	$-	$(642)
Time deposits	367	-	-
Total	$8,782	$-	$(642)

The fair value of common equity securities at June 30, 2014 and December 31, 2013 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of time deposits at June 30, 2014 and December 31, 2013 was determined based on its face value, which approximates its fair value and is a Level 1 input.

Gains on investments for the three months ended June 30, 2014 and 2013 was $37 thousand and $195 thousand, respectively and included reclassification of unrealized loss on marketable securities from other comprehensive losses on investments of $1.0 million and $0.2 million, respectively. Gains on investments for the six months ended June 30, 2014 and 2013 was $37 thousand and $0.7 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million and $0.2 million, respectively. During the three months ended June 30, 2014, the Company sold investments in marketable equity securities for approximately $9.1 million realizing a gain on the sale of approximately $37 thousand over the cost basis of the investment which was determined based on specific identification.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013

Raw materials	$1,447	$1,266
Finished goods	2,087	3,224
Total	$3,534	$4,490

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the three and six months ended June 30, 2014 and 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2014	2013

Switches	3 - 15	$8,332	$7,099
Computers	3 - 10	2,488	2,370
Furniture	3 - 5	252	160
Leasehold-improvements	*	511	228
Accumulated depreciation
and amortization		(8,178)	(7,898)
Total		$3,405	$1,959

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for each of the three months ended June 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $0.3 million and $0.2 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of June 30, 2014 and December 31, 2013, the Company had intangible assets with carrying values of $13.1 million and $15.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of June 30, 2014 and December 31, 2013. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives	June 30, 2014				December 31, 2013
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,404)	$817	5.76	$5,221	$(4,254)	$967	6.19
Intellectual property rights	3 - 17	14,161	(6,496)	7,665	5.51	14,161	(5,280)	8,881	5.69
Covenants not-to -compete and not-to-sue	2 - 5	5,781	(2,518)	3,263	1.48	5,781	(1,385)	4,396	1.97
Tradename	3 - 6	321	(286)	35	1.50	321	(274)	47	2.00
Customer relationships	5 - 7	750	(620)	130	3.08	750	(581)	169	3.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$27,034	$(15,124)	$11,910		$27,034	$(12,574)	$14,460

Amortization expense for the three months ended June 30, 2014 and 2013 was $1.3 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $2.5 million and $2.3 million, respectively. Amortization expense for the six months ended June 30, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at June 30, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2014	$2,550
2015	4,163
2016	1,564
2017	1,331
2018	854
Thereafter	1,448
$11,910

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013

magicJack devices	$5,707	$14,855
Access right renewals	46,377	37,108
Prepaid minutes	2,423	2,578
Other	516	-
Deferred revenue, current	55,023	54,541

Deferred revenue, non-current*	59,547	59,951
Total deferred revenues	$114,570	$114,492

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $5.0 million and $5.3 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $10.6 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8 – OTHER LIABILITIES

As of June 30, 2014 and December 31, 2013, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make a final non-interest bearing future annual payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total net present value of $1.4 million and $2.8 million at June 30, 2014 and December 31, 2013, respectively, with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at June 30, 2014 and December 31, 2013, respectively, and $1.3 million included in other non-current liabilities in the accompanying December 31, 2013 unaudited condensed consolidated balance sheet.

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

On April 22, 2013, Arthur M. Bussel (a/k/a "Mel Arthur"), Lori A. Bussel and As Seen On TV.US, Inc. filed a lawsuit against Daniel M. Borislow, "magicJack VocalTec LLC," and YMax Corporation in Florida's Sixth Judicial Circuit Court, Pinellas County, for various claims including breach of contract. The suit is captioned Bussel v. Borislow, et al., Case No. 13-004178-CI. The Plaintiffs contend that the three Defendants were served with Summonses and Complaints on May 8, 2013; the three Defendants dispute that they were served. The three Plaintiffs filed a Motion for Default on May 29, 2013, and the Clerk of the Court entered Defaults against the three named Defendants on May 31, 2013. On June 4, 2013, the three Plaintiffs filed a Motion for Default Judgment, seeking, (i) a judgment for money damages against all three named Defendants, jointly and severally, for approximately $5.9 million, together with interest since May 31, 2012, and (ii) an Order awarding to the three Plaintiffs legal title to a 2009 Cadillac Escalade motor vehicle. No ruling has been made on Plaintiffs’ Motion for Default Judgment. On June 18, 2013, the Company and the other Defendants filed several Motions, including a Motion to Vacate Clerk’s Default, together with Motions seeking to Dismiss the Complaint, to Quash Service, and to Transfer or Dismiss the suit based on improper venue. The Company and the other Defendants also filed affidavits in support of their Motions. On September 4, 2013, the Plaintiffs filed a “Motion to Correct Misnomer in the Name of one of the Defendants.” That Motion acknowledged that references to “magicJack VocalTec, LLC” in the Complaint, and in the corresponding summons, service return and Clerk’s Default, were incorrect, and that the party being sued is properly referred to as “magicJack VocalTec, Ltd.”  Plaintiff’s Motion asks the Court to amend the pleadings and process, so that they accurately reflect the name the entity that Plaintiffs contend they sought to sue, and so that Plaintiffs might gain benefit of the Clerk’s Default against the correctly named entity. The Court scheduled a hearing to address the merits of the various pending motions on May 29, 2014. On the date of the scheduled hearing the Company settled the suit at an amount that approximates the amount accrued for at December 31, 2013.

The Company believes that it files all required tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various state and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes, other than income taxes, when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a state or municipality were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 10 –TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million as of June 30, 2014. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through June 30, 2014. At June 30, 2014, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

In prior years, the Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average price paid for ordinary shares it purchases. There were no outstanding put option contracts at June 30, 2014 and December 31, 2013. The Company did not repurchase any shares in the three and six months ended June 30, 2014 in connection with its share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised, the Company expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the six months ended June 30, 2013.

The Company issued 2,015 of its ordinary shares held as treasury stock with a cost of $25 thousand, or $12.32 per share, to a director as a result of restricted stock units that were granted in mid-2013, which vested during the six months ended June 30, 2014. Refer to Note 11, “Share-Based Compensation” for further details.

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, or $15.54 per share (and a fair value of $0.4 million, or $12.45 per share), to settle a liability during the six months ended June 30, 2013.

The changes in treasury stock during the six months ended June 30, 2014 are as follows (in thousands, except for number of shares):

	Six Months Ended
	June 30, 2014
	Number	Amount

Balance, beginning of period	7,202,242	$108,151
Ordinary shares issued due to
vesting of restricted stock units	(2,015)	(25)
Balance, end of period	7,200,227	$108,126

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares.  In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of June 30, 2014, the aggregate number of shares subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Ordinary share options	$1,268	$-	$3,706	$-
Restricted stock units	315	-	546	-
Ordinary shares	-	-	-	400
	$1,583	$-	$4,252	$400

The detail of total stock-based compensation recognized by classification on the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of revenues	$127	$-	$352	$-
Marketing	323	-	1,035	-
General and administrative	966	-	2,437	400
Research and development	167	-	428	-
	$1,583	$-	$4,252	$400

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2013, and six months ended June 30, 2014 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2013	11,500	$6.25	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Granted	677,500	$14.89
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
Outstanding at June 30, 2014 (unaudited)	1,958,857	$14.94	4.27	$353
Vested at June 30, 2014 (unaudited)	379,690	$15.29	3.99	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $1.3 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and approximately $3.7 million and $0 for the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of ordinary share options exercised during the six months ended June 30, 2014 and 2013 was $42 thousand and $7 thousand, respectively. As of June 30, 2014, there was approximately $8.4 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 1.97 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of ordinary share options granted during the six months ended June 30, 2014 is $5.48, and was measured at the date of grant using the following assumptions:

Six Months Ended
June 30,
2014
Expected term (in years)	3.2 - 3.5
Dividend yield	0.00%
Expected volatility	57.2% to 58.8%
Risk free interest rate	1.08% to 1.64%
Forfeiture rate	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as the market price of the Company’s stock. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the six months ended June 30, 2014, the Company granted 30,500 restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2014:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2013	154,746	$14.08
Granted	30,500	$19.15
Vested	(2,015)	$14.42
Forfeited	-	$-
Non-vested at June 30, 2014	183,231	$14.92

During the three and six months ended June 30, 2014, the Company recognized approximately $0.3 million and $0.5 million, respectively, in share-based compensation expense related to restricted stock units. As of June 30, 2014, there was $2.0 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.32 years.

Share based compensaton expense recognized for ordinary shares was approximately $0 for the three months ended June 30, 2014 and 2013, respectively, and approximately $0 and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 12 – INCOME TAXES

Total income tax expense was $1.1 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively. Income taxes for the three and six months ended June 30, 2014 and 2013 are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Income before income taxes	$3,387	$9,824	$10,970	$24,608
Income tax expense	1,118	3,316	3,382	8,514
Effective income tax rate	33.01%	33.75%	30.83%	34.60%

The effective income tax rate for the three and six months ended June 30, 2014 is lower than the federal statutory rate of 35% due, in part, to the net impact of increases in the effective rate for items that are not deductible for tax purposes and state income tax expense, offset by a lower statutory tax rate on the Company’s Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 28.5%, excluding discrete tax items, but may fluctuate during the year due to changes in the Company’s jurisdictional income and other discrete period transactions.

NOTE 13 – INCOME PER SHARE

Net Income per share – basic, is calculated by dividing net income by the weighted average number of ordinary shares outstanding during each period. Net income per share – diluted, is computed by dividing net income attributable to shareholders by the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares, restricted stock unit grants and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:	(in thousands)
Net income	$2,269	$6,508	$7,588	$16,094

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,832	18,552	17,830	18,618
Effect of dilutive options to purchase ordinary shares	3	8	3	9
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	17,835	18,560	17,833	18,627

Net income per ordinary share attributable to shareholders
Basic	$0.13	$0.35	$0.43	$0.86
Diluted	$0.13	$0.35	$0.43	$0.86

NOTE 14 – SUBSEQUENT EVENTS

Included in intangible assets in the unaudited condensed consolidated balance sheets is a covenant not-to-compete agreement with the Company’s founder and former CEO with a carrying value of approximately $2.5 million as of June 30, 2014.  In July 2014, the founder and former CEO passed away.  Accordingly, during the third quarter the Company will evaluate for impairment the remaining carrying value of this asset and will record any impairment charges related to this asset deemed necessary.

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  The standard requires entities to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013, as well as our Annual Report on Form 10-K for the year ended December 31, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

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

magicJack VocalTec is a vertically integrated group of companies. We own a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack product line. We also wholesale telephone services to VoIP providers and telecommunications carriers.

Our strategy since 2007 has been to vertically integrate our technology, design and suppliers, and we have completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free.  In July 2014, the Company introduced the magicJack GO which includes a twelve month right to access our servers.

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

We prepare our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and six months ended June 30, 2014 and 2013 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three months and six months ended June 30, 2014 and 2013, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We determined that a valuation allowance of $17.6 million at December 31, 2013 was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. No adjustments were made during the six months ended June 30, 2014.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2014 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2013. At June 30, 2014, the estimated annual effective income tax rate is expected to approximate 28.5%, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

	Three Months Ended June 30,		2014 Compared to		Six Months Ended June 30,		2014 Compared to
	2014	2013	2013		2014	2013	2013
Net Revenues
Sale of magicJack devices	$6,497	$11,172	$(4,675)	(41.8)%	$18,479	$26,193	$(7,714)	(29.5)%
Access right renewals	16,138	14,149	1,989	14.1	31,544	27,669	3,875	14.0
Shipping and handling	638	938	(300)	(32.0)	1,512	1,918	(406)	(21.2)
magicJack-related products	1,931	1,967	(36)	(1.8)	4,428	4,584	(156)	(3.4)
Prepaid minutes	2,648	3,209	(561)	(17.5)	5,476	6,442	(966)	(15.0)
Access and wholesale charges	1,625	1,494	131	8.8	3,347	3,037	310	10.2
Other	3	(27)	30	111.1	7	(64)	71	110.9
Total Net Revenue	29,480	32,902	(3,422)	(10.4)	64,793	69,779	(4,986)	(7.1)

Cost of Revenues
Cost of magicJack devices	3,189	3,731	(542)	(14.5)	7,648	6,011	1,637	27.2
Shipping and handling	575	597	(22)	(3.7)	948	1,181	(233)	(19.7)
Credit card processing fees	668	584	84	14.4	1,450	1,352	98	7.2
Network and carrier charges	5,025	5,299	(274)	(5.2)	10,572	11,296	(724)	(6.4)
Other	1,935	1,845	90	4.9	3,796	3,359	437	13.0
Total Cost of Revenues	11,392	12,056	(664)	(5.5)	24,414	23,199	1,215	5.2

Gross Profit	18,088	20,846	(2,758)	(13.2)	40,379	46,580	(6,201)	(13.3)

Operating expenses:
Marketing	4,690	2,757	1,933	70.1	8,986	5,571	3,415	61.3
General and administrative	8,669	6,676	1,993	29.9	17,319	13,494	3,825	28.3
Research and development	1,375	1,774	(399)	(22.5)	3,119	2,636	483	18.3
Total operating expenses	14,734	11,207	3,527	31.5	29,424	21,701	7,723	35.6
Operating income	3,354	9,639	(6,285)	(65.2)	10,955	24,879	(13,924)	(56.0)

Other income (expense):
Gains on investments	37	195	(158)	*	37	722	(685)	*
Interest and dividend income	49	74	(25)	*	95	230	(135)	*
Interest expense	(55)	(84)	29	*	(120)	(177)	57	*
Fair value loss on common equity put options	-	-	-	*	-	(1,047)	1,047	*
Other income, net	2	-	2	*	3	1	2	*
Total other income (expense)	33	185	(152)	*	15	(271)	286	*
Income before income taxes	3,387	9,824	(6,437)	(65.5)	10,970	24,608	(13,638)	(55.4)
Income tax expense	1,118	3,316	(2,198)	*	3,382	8,514	(5,132)	*
Net income	$2,269	$6,508	$(4,239)	(65.1)	$7,588	$16,094	$(8,506)	(52.9)

* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sales of the magicJack devices – represents revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial six or twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represents revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one month to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period;

•
Shipping and handling – represents charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial six or twelve months access right period associated with the magicJack device;

•
magicJack-related products – represents revenues recognized from the sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, and (iv) insurance covering the replacement of a damaged or lost device;

•	Prepaid minutes – represents revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks;

•
Access and wholesale charges – represents revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to our end-users, and (ii) fees charged to telecommunications carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•	Other – represents primarily revenues generated by ancillary revenue sources.

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of magicJack devices – represents the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers and is charged to expense over the period associated with the initial six or twelve months access right period;

•
Shipping and handling – represents freight, postage and other transportation costs related to: (i) transportation of the magicJack devices from the manufacturer to our warehouse and distribution center, and (ii) freight, shipping and handling fees incurred to ship the magicJack devices to retailers and directly to customers. These costs are expensed as incurred;

•
Credit card processing fees – represents transaction and other fees incurred as a result of accepting credit card payments for sales of magicJack devices, access right renewals, shipping and handling charges, magicJack related products and prepaid minutes sold directly to customers through our website. These fees are expensed as incurred;

•
Network and carrier charges – represents facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunications carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred; and

•	Other – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from sources we ceased selling.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Net Revenues

Total net revenue was $29.5 million and $32.9 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $3.4 million, or 10.4%. The decrease in the components of net revenues was primarily attributable to the following:

•
$4.7 million decrease in revenues from the sale of magicJack devices and related products primarily reflecting lower price points and sales volumes as the Company’s retail partners were decreasing their on-hand-inventory levels of the New magicJack Plus device in preparation for the July 2014 launch of the magicJack Go device;

•	$0.3 million decrease in shipping and handling revenue reflecting the lower sales volumes; and

•	$0.6 million decrease in revenues from prepaid minutes resulting from lower usage levels.

These decreases in components of net revenue were partially offset by a $2.0 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers.  In addition, access and wholesale charges increased $0.1 million reflecting increased network access fees resulting from increased network usage.

For the three months ended June 30, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 80% and 78%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 20% and 22%, respectively, of magicJack devices sold. For the three months ended June 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $11.4 million and $12.1 million for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of approximately $0.7 million, or 5.5%. This decrease in cost of revenues was primarily attributable to a $0.5 million, or 14.5% decrease in the cost of magicJack devices resulting primarily from lower device sales volumes partially offset by higher per unit costs reflecting shorter amortization periods on the new devices. Additionally, network and carrier charges decreased $0.3 million, or 5.2% reflecting better negotiated rates with other carriers.

These decreases in cost of revenues were partially offset by a $0.1 million, or 14.4% increase in credit card processing fees reflecting higher access renewal volume in the three months ended June 30, 2014.

Operating Expenses

Total operating expenses were $14.7 million and $11.2 million for three months ended June 30, 2014 and 2013, respectively, representing an increase of $3.5 million, or 31.5%. This increase in operating expenses is attributable to: (i) a $1.9 million increase in marketing expense reflecting increased media buys and marketing related spends related to the Company’s brand refresh and new advertising campaigns as well as higher personnel related costs reflecting the ramp up of staff and other payroll related allocations; (ii) a $2.0 million increase in G&A expense due to several factors including higher personnel related costs reflecting increased stock-based and executive compensation costs which were not present in the first quarter of 2013, higher legal and professional fees related to legal and tax matters, amortization expense associated with a non-compete with the Company’s founder, increases in customer service related costs reflecting our commitment to investing in the customer experience, as well as smaller increases in occupancy costs and insurance expense.  These increases were partially offset by a $0.4 million decrease in R&D related expenses reflecting lower consulting costs that were partially offset by an increase in personnel related costs primarily related to allocated costs associated with new positions and stock based compensation costs.

Other Income

Total other income was $33 thousand and $185 thousand for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $152 thousand. This decrease in other income was primarily due to a decrease in gains on investments of $158 thousand for the three months ended June 30, 2014 vs. the three months ended June 30, 2013.  During the three months ended June 30, 2014, we sold the last of our investments in marketable equity securities realizing a gain on the sale of approximately $37 thousand.

Income Taxes

Total income tax expense was $1.1 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively. The principal components of our income taxes for the three months ended June 30, 2014 and 2013 are the following (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Income before income taxes	$3,387	$9,824
Income tax expense	1,118	3,316
Effective income tax rate	33.01%	33.75%

At December 31, 2013, we released $40.5 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carry-forwards and deferred revenue that are expected to be realized in 2014, 2015 and 2016. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective income tax rate for the three months ended June 30, 2014 is lower than the federal statutory rate of 35% due, in part, to the net impact of increases in the effective rate for items that are not deductible for income tax purposes and state income tax expense, offset by a lower statutory tax rate on our Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 28.5%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $2.3 million in the three months ended June 30, 2014, as compared to $6.5 million in the three months ended June 30, 2013. Net income per diluted share decreased to $0.13 per ordinary share for the three months ended June 30, 2014, as compared to $0.35 per ordinary share in the prior year comparable period primarily as a result of decreased profitability, offset in part by a decrease of approximately 0.7 million (or 4%) in the weighted average number of diluted ordinary shares outstanding in the three months ended June 30, 2014 as compared to the prior year comparable period.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Net Revenues

Total net revenue was $64.8 million and $69.8 million for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $5.0 million, or 7.1%. The decrease in the components of net revenues was primarily attributable to the following:

•
$7.7 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and sales volumes as the Company’s retail partners were decreasing their on-hand-inventory levels of the New magicJack Plus device in preparation for the July 2014 launch of the magicJack Go device;

•	$0.4 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.2 million decrease in magicJack related product revenue reflecting lower volumes; and

•	$1.0 million decrease in revenues from prepaid minutes resulting from lower usage levels.

These decreases in components of net revenue were partially offset by a $3.9 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers.  In addition, access and wholesale charges increased $0.3 million reflecting increased network access fees resulting from increased network usage.

For the six months ended June 30, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 75% of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 25% of magicJack devices sold. For the six months ended June 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $24.4 million and $23.2 million for the six months ended June 30, 2014 and 2013, respectively, representing an increase of approximately $1.2 million, or 5.2%. This increase in cost of revenues was primarily attributable to a $1.6 million increase in the cost of magicJack devices resulting from higher per unit costs reflecting shorter amortization periods on the new devices as well as higher broker commissions due to a $1.1 million one-time first quarter 2013 favorable settlement with a retail sales broker, and an increase in overhead allocation primarily reflecting higher personnel related costs.

These increases in cost of revenues were partially offset by a $0.2 million decrease in shipping and handling costs as a result of fewer units sold in the six months ended June 30, 2014 as we started preparing to launch a new product in mid-2014, and a $0.7 million reduction in network and carrier charges reflecting better negotiated rates with other carriers, the net favorable settlement of certain billing disputes and the continued implementation of a 2011 Federal Communications Commission (“FCC”) ruling which favorably impacted the rating and pricing of some of our of our network traffic.

Operating Expenses

Total operating expenses were $29.4 million and $21.7 million for the six months ended June 30, 2014 and 2013, respectively, representing an increase of $7.7 million, or 35.6%. This increase in operating expenses is attributable to: (i) a $3.4 million increase in marketing expense reflecting increased media buys and marketing related spends related to the Company’s brand refresh and new advertising campaigns as well as higher personnel related costs reflecting the ramp up of staff and other payroll related allocations; (ii) a $3.8 million increase in G&A expense due to several factors including higher personnel related costs reflecting increased stock-based and executive compensation costs which were not present in the first half of 2013, higher legal and professional fees related to legal and tax matters, amortization expense associated with a non-compete with the Company’s founder, increases in customer service related costs reflecting our commitment to investing in the customer experience, as well as smaller increases in occupancy costs and insurance expense; (iii) a $0.5 million increase in R&D related expenses related to new product costs and increased personnel related costs primarily related to allocated costs associated with new positions and stock based compensation costs.

Other Income

Total other income was $15 thousand for the six months ended June 30, 2014 versus total other expense of $271 thousand for the six months ended June 30, 2013, representing an increase of $0.3 million. This increase in other income was primarily due to a fair value loss on common equity put options of approximately $1.0 million in 2013 when we sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchased.  There was no such loss in 2014 as we did not repurchase shares during the six months ended June 30, 2014. This was partially offset in part by a decrease in gains on investments of $0.7 million and a reduction of interest and dividend income of $0.1 million.

Income Taxes

Total income tax expense was $3.4 million and $8.5 million for the six months ended June 30, 2014 and 2013, respectively. The principal components of our income taxes for the six months ended June 30, 2014 and 2013 are the following (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Income before income taxes	$10,970	$24,608
Income tax expense	3,382	8,514
Effective income tax rate	30.83%	34.60%

At December 31, 2013, we released $40.5 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carry-forwards and deferred revenue that are expected to be realized in 2014, 2015 and 2016. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective income tax rate for the six months ended June 30, 2014 is lower than the federal statutory rate due, in part, to the net impact of increases in the effective rate for items that are not deductible for income tax purposes and state income tax expense, offset by a lower statutory tax rate on our Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 28.5%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $7.6 million in the six months ended June 30, 2014, as compared to $16.1 million in the six months ended June 30, 2013. Net income per diluted share decreased to $0.43per ordinary share for the six months ended June 30, 2014, as compared to $0.86 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 0.8 million (or 4%) in the weighted average number of diluted ordinary shares outstanding in the six months ended June 30, 2014 as compared to the prior year comparable period due to our share repurchase program.

BUSINESS TRENDS

Renewal revenues have remained strong during the three and six months ended June 30, 2014. We are encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates.  Direct and retail device sales declined during the three and six months ended June 30, 2014, primarily reflecting lower sales volumes as our retail partners were decreasing their on-hand-inventory levels of the New magicJack Plus device in preparation for  the launch of the magicJack GO device.  We are repositioning the device with the launch of the magicJack GO and the accompanying increased promotion of the magicApp companion service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both.

Furthermore, we are working with Telefonica to expand distribution of our product into Latin American markets where we believe that there is significant potential for growth.  With the launch of the magicJack GO and the strategic shift of more fully integrating the device with the app, we are focused during the second half of 2014 and beyond on driving sales growth through monetizing the magicApp and integrating the full range of our product offerings including the sale of international prepaid minutes.  The following factors could materially adversely effect our growth strategy to integrate the device with the app and monetize the magicApp: if we experience any further delays in the implementation of technical developments needed to position the magicAPP for monetization;  the fact that we have not previously generated any material revenues from the magicAPP as it has been a free service to date; and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis.  We cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of June 30, 2014, we had cash and cash equivalents of $72.0 million, available-for-sale marketable securities of $0.4 million and accounts receivables of $4.3 million. Our accounts payable at June 30, 2014 was $6.9 million.

During the six months ended June 30, 2014, we generated positive operating cash flows of $20.0 million, as compared to $18.4 million for the six months ended June 30, 2013. The $1.6 million increase was primarily due to higher sales of access right renewals, offset in part by lower sales of magicJack devices in the six months ended June 30, 2014, and estimated income tax payments made in 2013. Net income was $7.6 million for the six months ended June 30, 2014 as compared to $16.1 million for the six months ended June 30, 2013. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $20.1 million and $18.4 million for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, net cash provided by operating activities was primarily attributable to: (i) $7.6 million of net income, (ii) $6.1 million in non-cash items consisting of $4.3 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense, and a $0.3 million provision for billing adjustments partially offset by a $1.3 million decrease in the deferred income tax provision, (iii) $0.3 million decrease in prepaid and other current assets including prepaid income taxes, (iv) $2.9 million decrease in deferred costs, (v) a $1.0 million decrease in inventory levels, (vi) a $2.6 million increase in accounts payable, (vii) a $0.1 million increase in deferred revenue primarily associated with access right renewals, and (viii) a $0.8 million increase in other non-current liabilities. These items were partially offset by: (i) a $0.9 million increase in accounts receivable (ii) a $0.1 million increase in deposits and other non-current assets, and (iii) a $0.2 million decrease in accrued expenses.

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

Cash Flow – Investing Activities

Net cash provided by investing activities was $7.4 million and $12.4 million for the six months ended June 30, 2014, and 2013, respectively.

Net cash provided by investing activities during the six months ended June 30, 2014 was primarily attributable to $9.1 million proceeds from sale of investments, offset in part by $1.7 million used to purchase equipment and leasehold improvements primarily due to upgrades to our data storage facility and new warehouse and distribution center.

Net cash provided by investing activities during the six months ended June 30, 2013 was primarily attributable to $12.6 million proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $1.5 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively.

Net cash used in financing activities during the six months ended June 30, 2014 consisted primarily of a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Net cash used in financing activities during the six months ended June 30, 2013 consisted of: (i) $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of June 30, 2014. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through June 30, 2014. At June 30, 2014, there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury stock.

We have bought call option contracts and have sold put option contracts in connection with our share repurchase program in order to attempt to lower the average price paid for ordinary shares we purchase. There were no outstanding put option contracts at June 30, 2014. We did not repurchase any ordinary shares under our stock repurchase program during the six months ended June 30, 2014. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised during the six months ended June 30, 2013, we expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the six months ended June 30, 2013.

Other Liabilities

As of June 30, 2014, we had outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make a final non-interest bearing future annual payment of $1.5 million on May 31, 2014. The liability for such payments has been discounted at a rate of 10% to a net present value of $1.4 million at June 30, 2014. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

ITEM 3.               Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of June 30, 2014.

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

Our Investments

As a result of us investing our excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At June 30, 2014, we did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At June 30, 2014, we did not have any outstanding put option contracts.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future growth depends on the success of various initiatives we are pursuing.  The failure of these growth initiatives could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our future growth depends primarily on (1) increased sales of magicJack devices, both domestically and internationally, and (2) the successful launch and implementation of monetization initiatives for our proprietary APP, the magicAPP.  While renewal revenues have continued to grow and represent a larger percentage of our overall revenues, revenues from magicJack devices have declined in recent quarters.  In June 2014, we launched our latest version of the device, the magicJack GO.  We intend to aggressively pursue growth in sales of the magicJack GO domestically and, in particular, internationally where we are working on establishing new distribution channels in several geographies. The failure to grow device revenues through increased device sales in the future would make us more reliant on recurring renewal revenues and could, depending on the status of other ongoing growth initiatives, cause a longer-term decrease in our overall revenues which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The successful launch and implementation of monetization initiatives for the magicAPP are a critical area of projected growth for our business and require ongoing developments to our existing platform. These developments are necessary in order to position the magicAPP for monetization on a large scale basis to a worldwide mobile customer base.  Features that are a part of our magicAPP monetization strategy include low-priced unlimited voice/texting packages and international calling plans.  We have recently experienced delays in the implementation of developments to our platform needed to position the magicAPP for monetization.  In the event that we experience any further material delays in developments to our platform that are necessary for the monetization of the magicAPP, our overall growth prospects could, depending on the status of other ongoing growth initiatives, be materially, adversely impacted.  In addition, we have not previously generated any material revenues from the magicAPP as it has been a free service to date and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis.  Even if we do not experience further delays in the launch of magicAPP monetization initiatives, we cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all.  Failure of our magicAPP monetization initiatives to generate material revenues would have a material adverse effect on our future growth prospects and, ultimately, on our business as a whole, results of operations, financial condition and cash flows.

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

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million as of June 30, 2014. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through June 30, 2014. There were no purchases during the three months ended June 30, 2014. At June 30, 2014, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

magicJack VocalTec Ltd. (Registrant)
Dated: August 11, 2014	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: August 11, 2014	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer