Form 10-Q
period 2014-09-30
MAGICJACK VOCALTEC LTD
filed 2014-11-10
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐   No ☒

There were 17,832,130 ordinary shares with no par value outstanding at October 31, 2014.

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

•	references to the “magicJack devices” are to the original magicJack®, the magicJack PLUSTM, the New magicJack PLUSTM and the magicJackGO.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,198	$45,997
Marketable securities, at fair value	367	8,782
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $3,395 and $3,912, respectively	3,142	3,626
Inventories	3,345	4,490
Deferred costs	2,363	4,662
Prepaid income taxes	10,528	11,956
Deferred tax assets, curent	11,259	11,267
Deposits and other current assets	2,659	818
Total current assets	108,861	91,598

Property and equipment, net	3,525	1,959
Intangible assets, net	10,314	15,656
Goodwill	32,304	32,304
Deferred tax assets, non-curent	30,797	29,684
Deposits and other non-current assets	744	693
Total assets	$186,545	$171,894
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$7,049	$4,237
Accrued expenses and other current liabilities	8,534	9,236
Deferred revenue, current portion	54,748	54,541
Total current liabilities	70,331	68,014

Deferred revenue, net of current portion	58,756	59,951
Other non-current liabilities	6,046	6,487
Total liabilities	135,133	134,452

Commitments and contingencies (Note 9)
Capital equity:
Ordinary shares, No par value; 100,000 shares authorized; 25,032 and 25,029
shares issued at September 30, 2014 and December 31, 2013, respectively	111,771	111,744
Additional paid-in capital	9,381	3,692
Accumulated other comprehensive loss	-	(642)
Treasury stock (7,200 and 7,202 shares at September 30, 2014 and
December 31, 2013, respectively)	(108,126)	(108,151)
Retained earnings	38,386	30,799
Total capital equity	51,412	37,442
Total liabilities and capital equity	$186,545	$171,894

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues	$25,813	$35,533	$90,606	$105,312
Cost of revenues	9,477	12,134	33,891	35,333
Gross profit	16,336	23,399	56,715	69,979

Operating expenses:
Marketing	6,244	2,866	15,230	8,437
General and administrative	9,402	6,892	26,721	20,386
Research and development	1,494	990	4,613	3,626
Total operating expenses	17,140	10,748	46,564	32,449
Operating (loss) income	(804)	12,651	10,151	37,530

Other income (expense):
Gains on investments	-	-	37	722
Interest and dividend income	13	45	108	275
Interest expense	(34)	(65)	(154)	(242)
Fair value loss on common equity put options	-	-	-	(1,047)
Other income, net	1	15	4	16
Total other expense	(20)	(5)	(5)	(276)
(Loss) income before income taxes	(824)	12,646	10,146	37,254
Income tax (benefit) expense	(823)	3,743	2,559	12,257
Net (loss) income	$(1)	$8,903	$7,587	$24,997

Net (loss) income per ordinary share:
Basic	$(0.00)	$0.48	$0.43	$1.34
Diluted	$(0.00)	$0.48	$0.43	$1.34

Weighted average ordinary shares outstanding:
Basic	17,832	18,552	17,830	18,596
Diluted	17,832	18,560	17,832	18,604

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income	$(1)	$8,903	$7,587	$24,997
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to gains on investments	-	-	642	420
Net unrealized gain (loss) on marketable securities	-	1,204	-	(831)
Comprehensive (loss) income	$(1)	$10,107	$8,229	$24,586

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount			Number	Amount
Balance, January 1, 2014	25,029	$111,744	$3,692	$(642)	(7,202)	$(108,151)	$30,799	$37,442

Exercise of ordinary share options	3	27	-	-	-	-	-	27
Share-based compensation	-	-	5,714	-	-	-	-	5,714
Issuance of ordinary shares	-	-	(25)	-	2	25	-	-
Release of unrealized loss on marketable securities to gains on investments	-	-	-	642	-	-	-	642
Net income	-	-	-	-	-	-	7,587	7,587
Balance, September 30, 2014 (unaudited)	25,032	$111,771	$9,381	$-	(7,200)	$(108,126)	$38,386	$51,412

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$7,587	$24,997
Adjustments to reconcile net income to net cash
provided by operating activities:
Recovery for doubtful accounts and billing adjustments	(64)	(3,827)
Share-based issuances and compensation	5,714	1,631
Depreciation and amortization	3,811	3,496
Impairment of intangible asset	2,464	-
Increase of uncertain tax position	351	-
Deferred income tax provision (benefit)	(1,105)	70
Interest expense - non-cash	154	242
Gains on investments	(37)	(722)
Fair value loss on common equity put options	-	1,047
Change in operating assets and liabilities:
Accounts receivable	548	5,642
Inventories	1,145	775
Deferred costs	2,299	(151)
Prepaids and other current assets	(437)	(39)
Deposits and other non-current assets	(51)	126
Accounts payable	2,809	(288)
Accrued expenses and other current liabilities	(694)	(1,830)
Deferred revenue	(988)	(2,347)
Other non-current liabilities	-	19
Net cash provided by operating activities	23,506	28,841

Cash flows from investing activities:
Proceeds from sales of investments	9,094	12,622
Purchases of property and equipment	(1,911)	(84)
Acquisition of intangible assets	(15)	(117)
Net cash provided by investing activities	7,168	12,421

Cash flows from financing activities:
Purchase of treasury stock	-	(5,704)
Proceeds from exercise of ordinary share options	27	-
Payment of other non-current liabilities	(1,500)	(1,500)
Net cash used in financing activities	(1,473)	(7,204)
Net increase in cash and cash equivalents	29,201	34,058
Cash and cash equivalents, beginning of period	45,997	18,959
Cash and cash equivalents, end of period	$75,198	$53,017

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$165	$12,578
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$103	$-
Intangible assets (acquired through financing)	$470	$-
Accrued expenses and other current liabilities	$(573)	$-

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, provides users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS and magicJack GO, which are updated magicJack devices that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three and nine months ended September 30, 2014 and 2013 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $21.7 million and $30.9 million for the three months ended September 30, 2014 and 2013, respectively, and $77.7 million and $91.3 million for the nine months ended September 30, 2014 and 2013, respectively. The Company also provides its customers the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.5 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $8.0 million and $9.6 million for the nine months ended September 30, 2014 and 2013, respectively.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

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

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJacks, usage of domestic and international prepaid minutes, access charges to other carriers and other miscellaneous charges. Revenue is recorded net of sales returns and allowances.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2014 and 2013, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $18 thousand and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $55 thousand and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.1 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Marketing Expenses

Marketing expenses of $6.2 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively, and $15.2 million and $8.4 million for the nine months ended September 30, 2014 and 2013, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Advertising media buys	$4,297	$2,408	$9,795	$6,997
Marketing personnel related	596	35	2,176	63
Other marketing projects	1,351	423	3,259	1,377
Total Marketing Expense	$6,244	$2,866	$15,230	$8,437

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.5 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At September 30, 2014, the Company had cash and cash equivalents totaling $75.2 million, which included (i) $74.6 million in U.S. financial institutions, and (ii) $0.6 million in an Israeli financial institution.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.4 million in one individual financial institution, were fully insured. The Company had money market accounts with a brokerage institution with balances totaling approximately $73.2 million.

Two telecommunications carriers accounted for approximately 25% and 11% of gross accounts receivable at September 30, 2014, respectively, and one telecommunications carrier accounted for approximately 28% at December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 10% of gross accounts receivable at December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, time deposits and common equity put options in the Company's own stock. As of September 30, 2014 and December 31, 2013, all of the Company’s financial assets are Level 1 instruments. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company was required to make payments of $1.5 million in May 2011, May 2012, May 2013 and May 2014, respectively, and is required to make a final non-interest bearing annual future payment of $1.5 million in May 2015. The liability for such payments has been discounted at a rate of 10% to a total fair value of $1.4 million and $2.8 million at September 30, 2014 and December 31, 2013, respectively with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013, respectively, and $1.3 million included in other non-current liabilities in the Company’s December 31, 2013 unaudited condensed consolidated balance sheet. The Company believes that the $1.4 million carrying value at September 30, 2014 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.1 million unamortized discount at September 30, 2014 is being amortized using the effective interest method and recorded as interest expense in the Company’s unaudited condensed consolidated statements of operations.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s unaudited condensed consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of September 30, 2014 and December 31, 2013, there were no common equity put options outstanding.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at September 30, 2014.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2013, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred.  Management believes there is no impairment at September 30, 2014.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company decreased the valuation allowance by $0.3 million during the three and nine months ended September 30, 2014. No adjustments were made to the valuation allowance during the three and nine months ended September 30, 2013.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that the Company estimates there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2014 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At September 30, 2014, the estimated annual effective income tax rate is expected to approximate 26.7%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

NOTE 3 – MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale. As of September 30, 2014 and December 31, 2013, the available-for-sale securities consisted primarily of equity securities and time deposits, which are invested in the following (in thousands):

	September 30, 2014
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$-	$-	$-
Time deposits	367	-	-
Total	$367	$-	$-

	December 31, 2013
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
Common equity securities	$8,415	$-	$(642)
Time deposits	367	-	-
Total	$8,782	$-	$(642)

The fair value of common equity securities at September 30, 2014 and December 31, 2013 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of time deposits at September 30, 2014 and December 31, 2013 was determined based on its face value, which approximates its fair value and is a Level 1 input.

Gains on investments for the three months ended September 30, 2014 and 2013 was $0, and did not include any reclassification of unrealized gain (loss) on marketable securities from other comprehensive gains (losses) on investments. Gains on investments for the nine months ended September 30, 2014 and 2013 was $37 thousand and $0.7 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million and $0.4 million, respectively. During the nine months ended September 30, 2014, the Company sold investments in marketable equity securities for approximately $9.1 million realizing a gain on the sale of approximately $37 thousand over the cost basis of the investment which was determined based on the specific identification method.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$1,356	$1,266
Finished goods	1,989	3,224
Total	$3,345	$4,490

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $42 thousand of obsolete inventory during the three and nine months ended September 30, 2014. There were no write-downs of obsolete inventory for the three and nine months ended September 30, 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2014	2013

Switches	3 - 15	$8,437	$7,099
Computers	3 - 10	2,507	2,370
Furniture	3 - 5	257	160
Leasehold-improvements	*	670	228
Accumulated depreciation
and amortization		(8,346)	(7,898)
Total		$3,525	$1,959

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for each of the three months ended September 30, 2014 and 2013 was $0.2 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $0.4 million and $0.4 million, respectively.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLES ASSETS

As of September 30, 2014 and December 31, 2013, the Company had intangible assets with carrying values of $10.3 million and $15.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of September 30, 2014 and December 31, 2013. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives	September 30, 2014				December 31, 2013
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,479)	$742	5.56	$5,221	$(4,254)	$967	6.19
Intellectual property rights	3 - 17	14,161	(7,105)	7,056	5.46	14,161	(5,280)	8,881	5.69
Covenants not- to-compete and not-to-sue	2 - 5	2,085	(1,390)	695	1.67	5,781	(1,385)	4,396	1.97
Tradename	3 - 6	321	(291)	30	1.25	321	(274)	47	2.00
Customer relationships	5 - 7	750	(640)	110	2.83	750	(581)	169	3.58
Software license	4- 5	470	-	470	4.25	-	-	-	-
Backlog	1	800	(800)	-	-	800	(800)	-	-
Total		$23,808	$(14,705)	$9,103		$27,034	$(12,574)	$14,460

Amortization expense for the three months ended September 30, 2014 and 2013 was $0.8 million. Amortization expense for the nine months ended September 30, 2014 and 2013 was $3.4 million and $3.1 million, respectively. Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million included in general and administrative expense related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets. Amortization expense for the nine months ended September 30, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company discontinued selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at September 30, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2014	$841
2015	2,733
2016	1,675
2017	1,441
2018	964
Thereafter	1,449
$9,103

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenues are comprised of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013

magicJack devices	$7,579	$14,855
Access right renewals	43,325	37,108
Prepaid minutes	2,362	2,578
Other	1,482	-
Deferred revenue, current	54,748	54,541

Deferred revenue, non-current*	58,756	59,951
Total deferred revenues	$113,504	$114,492

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $4.7 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $15.3 million and $16.5 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8 – OTHER LIABILITIES

As of September 30, 2014 and December 31, 2013, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make a final non-interest bearing future annual payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total net present value of $1.4 million and $2.8 million at September 30, 2014 and December 31, 2013, respectively, with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013, respectively, and $1.3 million included in other non-current liabilities in the accompanying December 31, 2013 unaudited condensed consolidated balance sheet.

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

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 –TREASURY STOCK AND FAIR VALUE (LOSS) GAIN ON COMMON EQUITY PUT OPTIONS

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through September 30, 2014. At September 30, 2014, there was remaining $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock.

In prior years, the Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average price paid for ordinary shares it purchases. There were no outstanding put option contracts at September 30, 2014 and December 31, 2013. The Company did not repurchase any shares in the three and nine months ended September 30, 2014 in connection with its share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised, the Company expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the nine months ended September 30, 2013.  The Company has not repurchased any shares subsequent to September 30, 2014.

The Company issued 2,015 of its ordinary shares held as treasury stock with a cost of $25 thousand, or $12.32 per share, to a director as a result of restricted stock units that were granted in mid-2013, which vested during the nine months ended September 30, 2014. Refer to Note 11, “Share-Based Compensation” for further details.

The Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, or $15.54 per share (and a fair value of $0.4 million, or $12.45 per share), to settle a liability during the nine months ended September 30, 2013.

The changes in treasury stock during the nine months ended September 30, 2014 are as follows (in thousands, except for number of shares):

	Nine Months Ended
	September 30, 2014
	Number	Amount

Balance, beginning of period	7,202,242	$108,151
Ordinary shares issued due to
vesting of restricted stock units	(2,015)	(25)
Balance, end of period	7,200,227	$108,126

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of September 30, 2014, the aggregate number of shares subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Ordinary share options	$1,176	$883	$4,882	$883
Restricted stock units	286	348	832	348
Ordinary shares	-	-	-	400
	$1,462	$1,231	$5,714	$1,631

 The detail of total stock-based compensation recognized by classification on the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of revenues	$53	$-	$405	$-
Marketing	277	-	1,312	-
General and administrative	864	1,231	3,301	1,631
Research and development	268	-	696	-
	$1,462	$1,231	$5,714	$1,631

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2013, and nine months ended September 30, 2014 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2013	11,500	$6.25	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
Outstanding at September 30, 2014 (unaudited)	2,043,857	$14.87	4.05	$-
Vested at September 30, 2014 (unaudited)	498,289	$14.67	3.86	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $1.2 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $4.9 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. The total intrinsic value of ordinary share options exercised during the nine months ended September 30, 2014 and 2013 was $42 thousand and $12 thousand, respectively. As of September 30, 2014, there was approximately $7.7 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 1.80 years.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of ordinary share options granted during the nine months ended September 30, 2014 is $6.22, and was measured at the date of grant using the following assumptions:

Nine Months Ended
September 30,
2014
Expected term (in years)	3.2 - 3.5
Dividend yield	0.00%
Expected volatility	57.2% to 58.8%
Risk free interest rate	1.07% to 1.64%
Forfeiture rate	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as the market price of the Company’s stock. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the nine months ended September 30, 2014, the Company granted 30,500 restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2014:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2013	154,746	$14.08
Granted	30,500	$19.15
Vested	(2,015)	$14.42
Forfeited	-	$-
Non-vested at September 30, 2014	183,231	$14.92

Share-based compensation expense recognized for restricted stock units was approximately $0.3 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $0.8 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $1.7 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.07 years.

Ordinary Shares

Share based compensation expense recognized for ordinary shares was approximately $0 for the three months ended September 30, 2014 and 2013, respectively, and approximately $0 and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

Total income tax (benefit) expense was $(0.8) million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively. Income taxes for the three and nine months ended September 30, 2014 and 2013 are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

(Loss) income before income taxes	$(824)	$12,646	$10,146	$37,254
Income tax (benefit) expense	(823)	3,743	2,559	12,257
Effective income tax rate	(99.88)%	29.60%	25.22%	32.90%

The effective income tax rate for the three months ended September 30, 2014 is a higher benefit than the federal statutory rate of 35% due, in part, to a tax benefit on various discrete items including the effect of a true up related to the Company’s tax return filings, a decrease to the valuation allowance for net operating losses, offset by a small increase in the Company’s uncertain tax positions.

The effective income tax rate for the nine months ended September 30, 2014 is lower than the federal statutory rate of 35% due, in part, to the net impact of increases in the effective rate for items that are not deductible for tax purposes and state income tax expense, offset by a lower statutory tax rate on the Company’s Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 26.7%, excluding discrete tax items, but may fluctuate during the year due to changes in the Company’s jurisdictional income and other discrete period transactions.

In October 2014, the Company received notice from the IRS that it was going to audit the Company’s 2012 and 2013 tax returns.  The audit is in its early stages and the Company is not able to determine any potential liability as this time.

NOTE 13 – INCOME (LOSS) PER SHARE

Net Income (loss) per share – basic, is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding during each period. Net income (loss) per share – diluted, is computed by dividing net income (loss) attributable to shareholders by the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares, restricted stock unit grants and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income (loss) per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:	(in thousands)
Net (loss) income	$(1)	$8,903	$7,587	$24,997

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,832	18,552	17,830	18,596
Effect of dilutive options to purchase ordinary shares	-	8	2	8
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	17,832	18,560	17,832	18,604

Net (loss) income per ordinary share attributable to shareholders
Basic	$(0.00)	$0.48	$0.43	$1.34
Diluted	$(0.00)	$0.48	$0.43	$1.34

For the three months ended September 30, 2014, 2,227,088 outstanding ordinary share options and restricted stock units were excluded from the earnings per share calculation because they would be anti-dilutive.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company with the annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013, as well as our Annual Report on Form 10-K for the year ended December 31, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source and provide users with complete phone service for home, enterprise and while traveling. We charge our customers highly competitive rates for the right (the “access right”) to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, which is an updated magicJack device that has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

We prepare our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and nine months ended September 30, 2014 and 2013 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2014 may not be indicative of the results for the entire year ending December 31, 2014. The interim unaudited consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 12, 2014.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three months and nine months ended September 30, 2014 and 2013, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We determined that a valuation allowance of $17.6 million at December 31, 2013 was necessary to reduce the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We decreased the valuation allowance by $0.3 million during the three and nine months ended September 30, 2014, due to the utilization of previously reserved net-operating-loss carry-forwards in our 2013 U.S. tax filings.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by a net decrease of ($157) thousand and a net increase of $128 thousand in the three months and nine months ended September 30, 2014, respectively.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2014 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2013. At September 30, 2014, the estimated annual effective income tax rate is expected to approximate 26.7%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

In October 2014, we received notice from the IRS that it was going to audit the Company’s 2012 and 2013 tax returns.  The audit is in its early stages and we are not able to determine any potential liability as this time.

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

	Three Months Ended September 30,		2014 Compared to		Nine Months Ended September 30,		2014 Compared to
	2014	2013	2013		2014	2013	2013
Net Revenues
Sale of magicJack devices	$3,107	$13,214	$(10,107)	(76.5)%	$21,586	$39,407	$(17,821)	(45.2)%
Access right renewals	16,834	14,609	2,225	15.2	48,378	42,278	6,100	14.4
Shipping and handling	356	1,085	(729)	(67.2)	1,868	3,003	(1,135)	(37.8)
magicJack-related products	1,442	2,012	(570)	(28.3)	5,870	6,596	(726)	(11.0)
Prepaid minutes	2,502	3,152	(650)	(20.6)	7,978	9,594	(1,616)	(16.8)
Access and wholesale charges	1,572	1,381	191	13.8	4,919	4,418	501	11.3
Other	-	80	(80)	(100.0)	7	16	(9)	(56.3)
Total Net Revenue	25,813	35,533	(9,720)	(27.4)	90,606	105,312	(14,706)	(14.0)

Cost of Revenues
Cost of magicJack devices	1,725	4,172	(2,447)	(58.7)	9,373	10,183	(810)	(8.0)
Shipping and handling	603	795	(192)	(24.2)	1,551	1,976	(425)	(21.5)
Credit card processing fees	530	692	(162)	(23.4)	1,980	2,044	(64)	(3.1)
Network and carrier charges	4,734	5,214	(480)	(9.2)	15,306	16,510	(1,204)	(7.3)
Other	1,885	1,261	624	49.5	5,681	4,620	1,061	23.0
Total Cost of Revenues	9,477	12,134	(2,657)	(21.9)	33,891	35,333	(1,442)	(4.1)

Gross Profit	16,336	23,399	(7,063)	(30.2)	56,715	69,979	(13,264)	(19.0)

Operating expenses:
Marketing	6,244	2,866	3,378	117.9	15,230	8,437	6,793	80.5
General and administrative	9,402	6,892	2,510	36.4	26,721	20,386	6,335	31.1
Research and development	1,494	990	504	50.9	4,613	3,626	987	27.2
Total operating expenses	17,140	10,748	6,392	59.5	46,564	32,449	14,115	43.5
Operating (loss) income	(804)	12,651	(13,455)	(106.4)	10,151	37,530	(27,379)	(73.0)

Other income (expense):
Gains on investments	-	-	-	*	37	722	(685)	*
Interest and dividend income	13	45	(32)	*	108	275	(167)	*
Interest expense	(34)	(65)	31	*	(154)	(242)	88	*
Fair value loss on common equity put options	-	-	-	*	-	(1,047)	1,047	*
Other income, net	1	15	(14)	*	4	16	(12)	*
Total other expense	(20)	(5)	(15)	*	(5)	(276)	271	*
(Loss) income before income taxes	(824)	12,646	(13,470)	(106.5)	10,146	37,254	(27,108)	(72.8)
Income tax (benefit) expense	(823)	3,743	(4,566)	*	2,559	12,257	(9,698)	*
Net (loss) income	$(1)	$8,903	$(8,904)	(100.0)	$7,587	$24,997	$(17,410)	(69.6)

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

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Net Revenues

Total net revenue was $25.8 million and $35.5 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $9.7 million, or 27.4%. The decrease in the components of net revenues was primarily attributable to the following:

•	$10.1 million decrease in revenues from the sale of magicJack devices and related products primarily reflecting lower price points and lower unit sales volumes;

•	$0.7 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.6 million decrease in magicJack related product revenue reflecting lower volumes; and

•	$0.7 million decrease in revenues from prepaid minutes resulting from lower usage levels.

These decreases in components of net revenue were partially offset by a $2.2 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers. In addition, access and wholesale charges increased $0.2 million reflecting increased network access fees resulting from increased network usage.

For the three months ended September 30, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 64% and 62%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 36% and 38%, respectively, of magicJack devices sold. For the three months ended September 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $9.5 million and $12.1 million for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of approximately $2.7 million, or 21.9%. This decrease in cost of revenues was primarily attributable to: (i) a $2.4 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes partially offset by higher per unit costs reflecting shorter amortization periods on the new devices, (ii) a $0.4 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes, and (iii) a $0.5 million decrease in network and carrier charges as a result of better negotiated rates with other carriers.

These decreases in cost of revenues were partially offset by a $0.6 million increase in overhead allocation primarily reflecting higher personnel related costs.

Operating Expenses

Total operating expenses were $17.1 million and $10.7 million for three months ended September 30, 2014 and 2013, respectively, representing an increase of $6.4 million, or 59.5%. This increase in operating expenses is attributable to: (i) a $3.4 million increase in marketing expense reflecting increased media buys and marketing related spends related to the Company’s brand refresh and new advertising campaigns as well as higher personnel related costs reflecting the ramp up of staff and other payroll related allocations; (ii) a $2.5 million increase in G&A expense due to several factors including higher legal fees related to legal and tax matters, an impairment charge associated with a non-compete agreement with the Company’s founder, increases in customer service related costs reflecting our commitment to investing in the customer experience, as well as smaller increases in occupancy costs and insurance expense; (iii) a $0.5 million increase in R&D expenses related to the costs of new products and increased personnel related costs primarily related to allocated costs associated with new positions and stock based compensation costs.

Other Expense

Total other expense was $20 thousand and $5 thousand for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $15 thousand. This increase in other expense was primarily due to a decrease in other income of $14 thousand for the three months ended September 30, 2014 vs. the three months ended September 30, 2013.

Income Taxes

Total income tax (benefit) / expense was $(0.8) million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively. The principal components of our income taxes for the three months ended September 30, 2014 and 2013 are the following (in thousands):

	Three Months Ended
	September 30,
	2014	2013

(Loss) income before income taxes	$(824)	$12,646
Income tax (benefit) expense	(823)	3,743
Effective income tax rate	(99.88)%	29.60%

In the fourth quarter of  2013, we released $40.5 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carry-forwards and deferred revenue that are expected to be realized in 2014, 2015 and 2016. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective income tax rate for the three months ended September 30, 2014 is a higher benefit than the federal statutory rate of 35% due, in part, to the inclusion of discrete tax items which includes the effect of a decrease in the Company’s uncertain tax position of $157 thousand and a decrease to the valuation allowance for net operating losses previously included in the allowance of $282 thousand, in addition to the effect of an overall reduction to the 2014 estimated income tax rate. The 2014 estimated annual effective tax rate is expected to approximate 26.7%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net (loss) income

As a result of the foregoing items, net (loss) / income decreased to $(1) thousand in the three months ended September 30, 2014, as compared to $8.9 million in the three months ended September 30, 2013. Net (loss) income per diluted share decreased to $(0.00) per ordinary share for the three months ended September 30, 2014, as compared to $0.48 per ordinary share in the prior year comparable period primarily as a result of decreased profitability, offset in part by a decrease of approximately 0.7 million (or 4%) in the weighted average number of diluted ordinary shares outstanding in the three months ended September 30, 2014 as compared to the prior year comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Net Revenues

Total net revenue was $90.6 million and $105.3 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $14.7 million, or 14.0%. The decrease in the components of net revenues was primarily attributable to the following:

•	$17.8 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and sales volumes;

•	$1.1 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.7 million decrease in magicJack related product revenue reflecting lower volumes; and

•	$1.6 million decrease in revenues from prepaid minutes resulting from lower usage levels.

These decreases in components of net revenue were partially offset by a $6 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers. In addition, access and wholesale charges increased $0.5 million reflecting increased network access fees resulting from increased network usage.

For the nine months ended September 30, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 71% of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 29% of magicJack devices sold. For the nine months ended September 30, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $33.9 million and $35.3 million for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of approximately $1.4 million, or 4.1%. This decrease in cost of revenues was primarily attributable to: (i) a $0.8 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes partially offset by higher per unit costs reflecting shorter amortization periods on the new devices as well as higher broker commissions due to a $1.1 million one-time first quarter 2013 favorable settlement with a retail sales broker, (ii) a $0.5 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes partially offset by higher fees, and (iii) a $1.2 million decrease in network and carrier charges as a result of better negotiated rates with other carriers, the net favorable settlement of certain billing disputes and the continued implementation of a 2011 Federal Communications Commission (“FCC”) ruling which favorably impacted the rating and pricing of some of our network traffic.

These decreases in cost of revenues were partially offset primarily by an increase in overhead allocation reflecting higher personnel related costs.

Operating Expenses

Total operating expenses were $46.6 million and $32.4 million for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $14.1 million, or 43.5%. This increase in operating expenses is attributable to: (i) a $6.8 million increase in marketing expense reflecting increased media buys and marketing related spends related to the Company’s brand refresh and new advertising campaigns as well as higher personnel related costs reflecting the ramp up of staff and other payroll related allocations; (ii) a $6.3 million increase in G&A expense due to several factors including higher legal and professional fees related to legal and tax matters, amortization expense and an impairment charge associated with a non-compete agreement with the Company’s founder, increases in customer service related costs reflecting our commitment to investing in the customer experience, as well as smaller increases in occupancy costs and insurance expense; (iii) a $1 million increase in R&D expenses related to new products costs and increased personnel related costs primarily related to allocated costs associated with new positions and stock based compensation costs.

Other Expense

Total other expense was $5 thousand for the nine months ended September 30, 2014 versus total other expense of $0.3 million for the nine months ended September 30, 2013, representing an increase of $0.3 million. This increase in other income was primarily due to a fair value loss on common equity put options of approximately $1.0 million in 2013 when we sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchased. There was no such loss in 2014 as we did not repurchase shares during the nine months ended September 30, 2014. This was partially offset in part by a decrease in gains on investments of $0.7 million and a reduction of interest and dividend income of $0.2 million. During the nine months ended September 30, 2014, we sold the last of our investments in marketable equity securities realizing a gain on the sale of approximately $37 thousand.

Income Taxes

Total income tax expense was $2.6 million and $12.3 million for the nine months ended September 30, 2014 and 2013, respectively. The principal components of our income taxes for the nine months ended September 30, 2014 and 2013 are the following (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Income before income taxes	$10,146	$37,254
Income tax expense	2,559	12,257
Effective income tax rate	25.22%	32.90%

At December 31, 2013, we released $40.5 million of our valuation allowance against certain deferred tax assets related primarily to foreign net operating loss carry-forwards and deferred revenue that are expected to be realized in 2014, 2015 and 2016. These benefits are expected to reduce income taxes payable as realized and will not affect our effective tax rate. The effective income tax rate for the nine months ended September 30, 2014 is lower than the federal statutory rate due, in part, to the net impact of increases in the effective rate for items that are not deductible for income tax purposes and state income tax expense, offset by a lower statutory tax rate on our Israeli operations, which is 26.5%. The 2014 estimated annual effective tax rate is expected to approximate 26.7%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $7.6 million in the nine months ended September 30, 2014, as compared to $25 million in the nine months ended September 30, 2013. Net income per diluted share decreased to $0.43 per ordinary share for the nine months ended September 30, 2014, as compared to $1.34 per ordinary share in the prior year comparable period as a result of decreased profitability, offset in part by a decrease of approximately 0.8 million (or 4%) in the weighted average number of diluted ordinary shares outstanding in the nine months ended September 30, 2014 as compared to the prior year comparable period due to our share repurchase program.

BUSINESS TRENDS

Renewal revenues have remained strong during the three and nine months ended September 30, 2014. We are encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates. Direct and retail device sales declined during the three and nine months ended September 30, 2014. We are repositioning the device with the launch of the magicJack GO and the accompanying increased promotion of the magicAPP companion service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both.

Furthermore, we are working with Telefonica to expand distribution of our product into Latin American markets where we believe that there is significant potential for growth. With the launch of the magicJack GO and the strategic shift of more fully integrating the device with the APP, we are focused during the remaining quarter of 2014 and beyond on driving sales growth through monetizing the magicAPP and integrating the full range of our product offerings including the sale of international prepaid minutes. The following factors could materially adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP: if we experience any further delays in the implementation of technical developments needed to position the magicAPP for monetization;  the fact that we have not previously generated any material revenues from the magicAPP as it has been a free service to date; and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of September 30, 2014, we had cash and cash equivalents of $75.2 million, marketable securities of $0.4 million and accounts receivables of $3.1 million. Our accounts payable at September 30, 2014 was $7.0 million.

During the nine months ended September 30, 2014, we generated positive operating cash flows of $23.5 million, as compared to $28.8 million for the nine months ended September 30, 2013. The $5.3 million decrease was primarily due to lower sales of magicJack devices in the nine months ended September 30, 2014, combined with higher operating costs offset in part by increased revenues from access right renewals. Net income was $7.6 million for the nine months ended September 30, 2014 as compared to $25 million for the nine months ended September 30, 2013. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $23.5 million and $28.8 million for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, net cash provided by operating activities was primarily attributable to: (i) $7.6 million of net income, (ii) $11.3 million in non-cash items consisting of $5.7 million of stock-based compensation expense, $3.8 million of depreciation and amortization expense, $2.5 million for impairment of intangible assets, and $0.4 million in an increase in the uncertain tax position partially offset by a $1.1 million decrease in the deferred income tax provision, (iii) a $2.3 million decrease in deferred costs, (iv) a $1.2 million decrease in inventory levels, (v) a $0.5 million decrease in accounts receivable, and (vi) a $2.8 million increase in accounts payable. These items were partially offset by: (i) a $0.7 million decrease in accrued expenses, (ii) a $1 million decrease in deferred revenue, and (iii) $0.4 million increase in prepaid and other current assets including prepaid income taxes.

During the nine months ended September 30, 2013, net cash provided by operating activities was primarily attributable to: (i) a $25.0 million net income; (ii) $1.9 million in non-cash items consisting primarily of $3.5 million for depreciation and amortization expense, $1.6 million in share-based issuances primarily related to expense recognized for ordinary share options and restricted stock units issued to our CEO and CFO, and a $0.3 million combined net loss on common equity put options and investments, offset in part by a $3.8 million net recovery related to billing adjustments as a result of settlements with carriers; (iii) a $5.6 million decrease in accounts receivable, and (iv) a $0.8 million decrease in inventory.  These items were partially offset by: (i) a $2.1 million decrease in accounts payable and accrued liabilities, and (ii) a $2.3 million decrease in deferred revenues.

Cash Flow – Investing Activities

Net cash provided by investing activities was $7.2 million and $12.4 million for the nine months ended September 30, 2014, and 2013, respectively.

Net cash provided by investing activities during the nine months ended September 30, 2014 was primarily attributable to $9.1 million of proceeds from sale of investments, offset in part by $1.9 million used to purchase equipment and leasehold improvements primarily due to upgrades to our data storage facility and new warehouse and distribution center.

Net cash provided by investing activities during the nine months ended September 30, 2013 was primarily attributable to $12.6 million of proceeds from sale of investments, offset in part by $0.1 million used to purchase certain intangible assets and $0.1 million used to purchase equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $1.5 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Net cash used in financing activities during the nine months ended September 30, 2014 consisted primarily of a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Net cash used in financing activities during the nine months ended September 30, 2013 consisted of: (i) $5.7 million in cash used to purchase ordinary shares as part of our stock repurchase program, and (ii) $1.5 million annual payment in connection with an agreement entered during June 2011 for the purchase of certain intangible assets.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through September 30, 2014. At September 30, 2014, there was $8.7 million remaining authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock.

We have bought call option contracts and have sold put option contracts in connection with our share repurchase program in order to attempt to lower the average price paid for ordinary shares we purchase. There were no outstanding put option contracts at September 30, 2014. We did not repurchase any ordinary shares under our stock repurchase program during the nine months ended September 30, 2014. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and the purchase price of call option contracts exercised during the nine months ended September 30, 2013, we expended approximately $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the nine months ended September 30, 2013.

Other Liabilities

As of September 30, 2014, we had outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make a final non-interest bearing future annual payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a net present value of $1.4 million at September 30, 2014. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of September 30, 2014.

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

Our Investments

As a result of us investing our excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At September 30, 2014, we did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At September 30, 2014, we did not have any outstanding put option contracts.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The successful launch and implementation of monetization initiatives for the magicAPP are a critical area of projected growth for our business and require ongoing developments to our existing internal platform. These developments are necessary in order to position the magicAPP for monetization on a large scale basis to a worldwide mobile customer base. Features that are a part of our magicAPP monetization strategy include low-priced unlimited voice/texting packages and international calling plans. We have recently experienced delays in the implementation of developments to our platform needed to position the magicAPP for monetization. In the event that we experience any further material delays in developments to our platform that are necessary for the monetization of the magicAPP, our overall growth prospects could, depending on the status of other ongoing growth initiatives, be materially, adversely impacted. In addition, we have not previously generated any material revenues from the magicAPP as it has been a free service to date and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. Even if we do not experience further delays in the launch of magicAPP monetization initiatives, we cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all. Failure of our magicAPP monetization initiatives to generate material revenues would have a material adverse effect on our future growth prospects and, ultimately, on our business as a whole, results of operations, financial condition and cash flows.

The Company’s future growth depends in part on its ability to effectively develop and sell additional products, services and features.

The Company invests in the development of new products, services and features with the expectation that it will be able to effectively offer them to consumers. For example, in 2011, the Company launched the magicJack APP for the iPhone, iPad and iPod Touch. In 2012 it launched the magicJack APP for Android smart phones. The magicJack APP allows users to make free calls to numbers within the U.S. and Canada and to all other magicJack numbers in the world. The Company currently allows the magicJack APP to be downloaded free of charge. The Company has not determined when it plans to charge customers for use of the magicJack APP and cannot anticipate demand for the product once it begins charging a fee for its use. Accordingly, the Company cannot assure you that the successful introduction of new products or services will not adversely affect sales of its current products and services. In addition, the Company’s inability to successfully commercialize additional products, services and features could have a material adverse effect on its efforts to diversify its product offerings and revenues and ultimately on its business, results of operations, financial condition or cash flows.

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

The development of the magicJack devices and magicJack APP resulted from the Company’s ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While the Company has new products currently in development or beta versions, its continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in delays in product development include:

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

While the Company does not believe it is today subject to regulatory requirements to provide such capability, the Company provides our customers with emergency calling services/E911 calling services that significantly differ from the emergency calling services offered by traditional wireline telephone companies. Those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls from a fixed location over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. Because the magicJack devices are portable or nomadic, the only way the Company can determine to which PSAP to route an emergency call, and the only location information that the Company’s E911 service can transmit to a dispatcher at a PSAP is the information that the Company’s customers have registered with us. A customer’s registered location may be different from the customer’s actual location at the time of the call because customers can use their magicJack devices to make calls almost anywhere a broadband connection is available. Significant delays may occur in a customer updating its registered location information, and in applicable databases being updated and new routing implemented once a customer has provided new information. If the Company’s customers encounter delays when making emergency services calls and any inability to route emergency calls properly, or of the answering point to automatically recognize the caller’s location or telephone number, such delays can have devastating consequences. Customers may, in the future, attempt to hold the Company responsible for any loss, damage, personal injury or death suffered as a result.

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

The Company offers services pursuant to a software access right agreement that is generally one month to five years in duration and allows its customers to gain access to its servers for telephone calls. The Company’s customers do not have an obligation to renew their software access rights after their initial term period expires, and these software access rights may not be renewed on the same or on more profitable terms. As a result, the Company’s ability to grow depends in part on software access right renewals. The Company may not be able to accurately predict future trends in customer renewals, and its customers’ access right renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with the Company’s services, the prices of its services, the fees imposed by government entities, the prices of comparable services offered by its competitors or reductions in its customers’ spending levels. If the Company’s customers do not renew their access rights for its services, renew on less favorable terms, or do not purchase additional functionality, the Company’s revenue may grow more slowly than expected or decline, and its profitability and gross margins may be harmed.

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

Because the Company sells a majority of its magicJack devices, other devices and certain services to independent retailers, it is subject to many risks, including risks related to their inventory levels and support for the Company’s products. In particular, the Company’s retailers maintain significant levels of its products in their inventories. If retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, the Company’s sales could be negatively impacted.

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

The Company’s business and operations will be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on the Company’s business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Egypt, Iraq and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through September 30, 2014. There were no purchases during the three months ended September 30, 2014. At September 30, 2014, we had authority to purchase the remaining $8.7 million in ordinary shares pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

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

magicJack VocalTec Ltd. (Registrant)
Dated: November 10, 2014	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: November 10, 2014	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer