Form 10-K
period 2014-12-31
MAGICJACK VOCALTEC LTD
filed 2015-03-16
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $163,981,269.

The number of the registrant’s ordinary shares outstanding as of February 28, 2015 was 17,868,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement related to the 2015 Annual General Meeting of Shareholders to be filed within 120 days of the year ended December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

DEFINITIONS

In this annual report on Form 10-K, unless the context otherwise requires:

•
references to “magicJack VocalTec,” the “Company,” “we,” “us” or “our” are to magicJack VocalTec Ltd., a company organized under the laws of the State of Israel (the “Registrant”), and its subsidiaries;

•	references to “ordinary shares”, “our shares” and similar expressions refer to the Registrant’s Ordinary Shares, no par value;

•
references to “$” or “dollars” are to U.S. dollars and all references to “NIS” are to New Israeli Shekels. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars;

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;

•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	references to “NASDAQ” are to the NASDAQ Global Stock Market;

•	references to the “SEC” are to the United States Securities and Exchange Commission; and

•	references to the “magicJack devices” are to the original magicJack ®, the MagicJack PLUS TM, the New magicJack PLUS TM and the magicJackGO.

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK & Design, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICIN, MAGICOUT, MAGICFIX, MAGICFIX & Design and MAGICPAGE are trademarks of magicJack VocalTec. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, and Mexico, and for the MAGICJACK & Design mark have been obtained in Canada and Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

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

ITEM 1.          BUSINESS

Business Overview

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the “access right”) to access its servers, and the Company’s customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS and magicJack GO, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

During September 2011, the Company began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phone users.  In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free. In July 2014, the Company introduced the magicJack GO which includes a twelve month right to access our servers.

The Company’s corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. The Company is located at 19 Hartom Street, Binat Building 5th Floor Har Holzvim, Jerusalem 9777518, Israel (telephone number +972-9-970-3888). The Company was organized under the laws of the State of Israel in 1989 and is subject to the Israeli Companies Law, or the Companies Law. The Company’s subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), is located at 222 Lakeview Avenue Suite 1600, West Palm Beach, Florida, 33401 (telephone number 561-749-2255).

Product and Service Offerings

magicJack  Devices

The magicJack, magicJack PLUS and magicJack GO are VoIP devices weighing about one ounce and include the access right that enables customers to use our software to access our servers for the initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The Company started selling the magicJack in late 2007. In September 2011, it launched the magicJack PLUS, which contains a SoC (System on a Chip) that connects either to a computer USB like the original magicJack or directly to a broadband modem/router. Similar to the original magicJack, the magicJack PLUS also has a plug to which a regular phone can be connected. These features and capabilities allow users to replace their home or enterprise phone services with the magicJack PLUS, or simply use it as a second phone line. In June 2013, the Company introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free. In July 2014, the Company launched the magicJack GO which includes a twelve month right to access the Company’s servers.

magicJack APP

The magicJack APP is an application that allows users to make and receive telephone calls through the computer using a headphone or the computer's speakers and microphone or through their smart phones using their magicJack account. The magicJack APP is currently available for the iPhone, iPad, IPod Touch and Android smart phones.  Currently, consumers that do not have a magicJack account can also download the magicJack APP and make telephone calls from anywhere in the world into the US or Canada for free.  The Company is beta testing an upgrade to its APP that will allow for texting to its U.S. customers.  The APP is expected to be made available to customers as soon as testing is completed.

magicJack America APP

Additionally, the Company has begun marketing a standalone mobile App subscription service in Mexico called “magicJack America.”  magicJack America is a monthly subscription service that,  in addition to App-to-App calling and messaging, allows subscribers in Mexico to make and receive unlimited calls to and from virtually any phone in the United States and Canada.  An Android and an iOS version of magicJack America currently are available to users in Mexico.

Access Right Renewals

Customers who own a magicJack device or magicJack service may purchase access rights for continued use of the software to access our servers for additional years. The Company offers users access right periods ranging from one month to five years.

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

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to the Company’s end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•
Other revenues – represent primarily revenue sources the Company no longer sells, which included the sale of telecommunications hardware, proprietary software and related services, as well as other ancillary revenue sources. The Company stopped selling the aforementioned items in late 2012 as it discontinued efforts to acquire new customers for such products.

Approximately 90% of the Company’s revenues for the years ended December 31, 2014, 2013 and 2012 were derived from sales to customers located in the United States. The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net Revenue
Sale of magicJack devices	$24,564	$54,491	$73,813
Access right renewals	65,542	57,038	43,853
Shipping and handling	2,085	4,399	5,596
magicJack-related products	7,006	8,754	8,626
Prepaid minutes	10,083	12,578	15,500
Access and wholesale charges	7,028	6,210	9,124
Other	14	22	1,850
Total Net Revenue	$116,322	$143,492	$158,362

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. Research and development expenses were $5.9 million, $5.7 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company accounts for research and development costs in accordance with applicable accounting pronouncements described in Note 2, “Summary of Accounting Policies,” in the Notes to its Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which the Company currently competes is the United States. As of December 31, 2014, approximately 94% of its property and equipment, net of depreciation, is located in the United States, and approximately 90% of its revenues were derived from sales to customers located in the United States.

The Company is currently working with Telefonica, S.A. to expand distribution of its product offerings into Latin American markets.  As a first step, the Company intends to introduce magicJackGo into Mexico.  Unlike the magicJackGo in the United States, the device sold in Mexico will not include free access to the magicApp.  Instead, the Company has begun marketing a standalone mobile App subscription service called “magicJack America". The Company plans an incremental roll-out of magicJackGo devices in Mexico in 2015, with the objective of developing a broader distribution channel in Latin America.  Any unsold devices may be returned by Telefonica to the Company.  If the initial launch in Mexico is successful, the Company may begin selling products in Central and South America, subject to completing country specific agreements with Telefonica for each market. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

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

Marketing, Sales and Distribution

The Company has relied on various marketing methods to advertise its products, including Internet marketing and long and short form television commercials. The Company currently distributes the magicJack devices through retail outlets, including Walmart, RadioShack, Best Buy, Target, Walgreens, Fry’s and others, as well as through direct sales.

In February 2015, RadioShack Corporation ("RadioShack") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Proceeding").  magicJack VocalTec Ltd. (the “Company”) will be an unsecured creditor of RadioShack in the amount of $1.3 million in the Bankruptcy Proceeding for inventory purchased in 2014.  As a result, the Company has not recognized approximately $125,000 of revenue from these sales in the fourth quarter 2014 nor will it recognize any of the remaining portion of the $1.3 million in subsequent periods in 2015 due to the uncertainty of collectability of such sales. The outstanding amount owed by RadioShack is not included in accounts receivable on the Company’s Consolidated Balance Sheet as of December 31, 2014.  As no U.S. retail customer, including RadioShack, accounts for more than 10% of the Company’s total net revenues, the Company does not believe the Bankruptcy Proceeding of RadioShack, or its potential discontinuance as a going concern, will have a material adverse effect on the Company’s results of operations or financial condition.

In the years ended December 31, 2014, 2013 and 2012, sales of the magicJack devices through retail outlets represented approximately 72%, 70% and 59%, respectively, of sales of all magicJack devices sold.  For the same periods, direct sales represented approximately 28%, 30% and 41%, respectively, of magicJack devices sold.

For the years ended December 31, 2014, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total operating revenues.

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

magicJack VocalTec and its wholly-owned subsidiaries have filed numerous patent applications in the United States and other countries with respect to certain technologies employed and to be employed in its products, some of which have already been issued. In addition, VocalTec or its wholly owned subsidiaries have obtained licenses (in one case, an exclusive license) from other patent owners to use technology protected by those patents.

The Company’s registered trademarks include VocalTec, MAGICJACK, MAGICJACK & Design, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK PC, MAGICIN, MAGICOUT, MAGICFIX, MAGICFIX & Design and MAGICPAGE are trademarks of magicJack VocalTec. Trademark applications for the MAGICJACK mark are pending in certain foreign countries, including Mexico and Peru. Trademark applications for the MAGICJACK & Design mark are pending in Mexico. Applications for the MAGICJACK APP, MAGICJACK PC and MAGICJACK PLUS marks are pending in Canada. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, and Mexico, and for the MAGICJACK & Design mark have been obtained in Canada and Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved. All other trademarks or registered trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

The Company relies on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect its intellectual property worldwide. The Company has filed numerous foreign and domestic patent right applications directed to its magicJack device and other products with E911 capability, emergency call routing, emergency call location determination, and other technologies. At present, the Company owns eight issued utility patents and two issued design patents in the United States, and it is the licensee (in one case, the exclusive licensee) of several issued United States patents. The Company currently has various pending U.S. and foreign patent applications in the United States (including one application that has been indicated by the European Patent Office as allowed or allowable), and other issued foreign patents. The Company is also actively researching new technologies and improvements to its existing technologies and intends to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for its business. The patents owned by the Company, and to the extent that patents are issued from its pending applications in the future, will expire between October 2015 and April 2032. Many of the Company’s software and communication solutions have been developed internally and are proprietary.

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

The Order broadly reformed the system of default rates that apply to payments between regulated service providers going forward, but did not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep.

The Federal Communications Commission clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. The FCC’s Declaratory Ruling will be applied retroactively. The Company cannot guarantee that the outcome of any future proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

In 2013 as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. customers who have access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

Network Neutrality

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency rule compelling the disclosure of specific information about the broadband service, including network management policies. The Court struck down the first two rules, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.” The Court upheld the FCC’s transparency rule.

In response to the D.C. Circuit’s decision, at its February 26, 2015, Open Meeting, the FCC voted to adopt new net neutrality rules and to reclassify broadband internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC will forbear from many requirements of Title II. Significantly, the new rules will apply equally to fixed and mobile broadband networks.

The FCC adopted three new bright-line rules as follows:

•	No Blocking: Broadband providers may not block access to legal content, applications, services, or non-harmful devices.

•	No Throttling: Broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices.

•
No Paid Prioritization: Broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind - in other words, no “fast lanes.” This rule also bans Internet Service Providers (ISPs) from prioritizing content and services of their affiliates.

The FCC also adopted a fourth new rule in the form of a forward-looking standard. This rule is intended to address concerns that may arise with new practices that do not fall within one of the three bright line rules. It will be applied on a case-by-case basis to address questionable practices as they occur that unreasonably interfere with or unreasonably disadvantage the ability of consumers to use or edge providers to make available lawful content, applications, services, or devices.

The text of the FCC’s order has not yet been released, and it is expected that the FCC’s order will be challenged in court.  The Company cannot predict to what extent this decision may affect its business at this time. While the Company believes that interference with access to its products and services seems unlikely, such broadband Internet access provider interference has occurred, in very limited circumstances, in the U.S., and could result in a loss of existing users and increased costs, and could impair the Company’s ability to attract new users, thereby harming its revenue and growth. Some broadband providers also have asserted that they will reduce investment in their broadband networks as a result of the FCC’s decision to regulate broadband Internet access services under Title II.  Reduced broadband network investment could adversely affect the Company to the extent use of the Company’s products and services is negatively impacted.

Universal Service Fund (“USF”) and Other Funds

The FCC and many state public utility commissions (“PUCs”) have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for income-eligible telephone subscribers and to promote universal availability of modern networks capable of providing mobile voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services (TRS) Fund. All telecommunications carriers are required to contribute to these funds, and the requirements have been expanded to include interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company. Federal USF fees have to date only applied if a company bills for telecommunication services. magicJack LP does not bill for domestic local and long distance telecommunication calling services.

As a result of its recent decision to reclassify broadband Internet access service as a telecommunications service regulated under Title II, the FCC has indicated its intent to reexamine the current USF contribution methodology, which may include requiring contributions based on revenues from broadband and other Internet Protocol-based services.  The Company cannot predict how any changes to the current USF contribution methodology may affect its business at this time.

On February 3, 2015 the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, TRS fund, Local Number Portability (LNP) fund, North American Numbering Plan (NANP) fund, and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions, although a group of industry trade associations have petitioned the Commission for review and a stay of this methodology. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations. The Company believes it is not an interconnected VoIP provider as currently defined by the FCC.

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

Annual Traffic and Revenue Reports

In January of 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required to file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

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

Rural Call Completion reporting

 The FCC’s Wireline Competition Bureau has provided additional guidance regarding the identification of answered calls under the FCC’s rural call completion rule. Specifically, the Bureau clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. Although the Office of Management and Budget (OMB) approved the data collection on January 29, 2014, the FCC has not yet announced an effective date or the date when covered providers must begin recording the required data. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

State and Municipal Taxes

The Company believes that it files all required state and municipal tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida and California on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida and California. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida and California. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company is required to collect sales taxes or other taxes from direct sales for states other than Florida and California on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on a case by case basis whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Executive Officers of the Registrant

The following sets forth certain information regarding the Company’s executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Gerald Vento	67	President, Chief Executive Officer and Director
Jose Gordo	41	Chief Financial Officer
Timothy McDonald	51	Chief Operating Officer

GERALD VENTO, President, Chief Executive Officer and Director. Mr. Vento was appointed as the Company’s Chief Executive Officer effective as of January 1, 2013. Mr. Vento was appointed to the Company's Board upon the consummation of the business combination between VocalTec and YMax on July 16, 2010, served as Chairman of the Company’s Board from April 1, 2012 to December 31, 2012 and was appointed Chief Executive Officer and President effective January 1, 2013. Mr. Vento has served as a Director of YMax since 2008. Mr. Vento previously served as a member of the Board of Managers of Velocity Express, LLC, a privately held transportation and logistics company, from 2009 through 2012, and its CEO and Executive Chairman from 2011 to 2012. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and continued to serve as a director of Westec through 2012. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States.

JOSE GORDO, Chief Financial Officer.  Mr. Gordo was appointed as the Company’s Chief Financial Officer on May 10, 2013.  Mr. Gordo joined magicJack in early 2013. In 2011, he co-founded Southcap Partners, a managing general partnership with investments in medium-sized companies. Prior to that, Mr. Gordo was a Managing Director of a private equity firm and was a partner at the national law firm of Akerman LLP, where he specialized in corporate law matters; advising public and private companies and investment firms on mergers & acquisitions and capital markets transactions. He received a J.D. degree from Georgetown University Law Center and a B.A. degree from the University of Miami.

TIMOTHY R. MCDONALD, Chief Operating Officer. Mr. McDonald was appointed as Chief Operating Officer of the Company, effective December 13, 2013. Mr. McDonald has over 20 years of experience in the internet and communications industries and has operated across the full range of enterprises, from public companies down to businesses in the early stage of development, and has a broad range of management experience. Mr. McDonald founded Scatteree Partners in 2011 to develop and operate new mobile data services. From June 2009 until September 2011, Mr. McDonald served as a partner at Eagle River Partners LLC, a private investment company. Prior to joining Eagle River in 2009, Mr. McDonald was responsible for the global communications investments for an investment team at Merrill Lynch since June 2004. He received an MBA from Northwestern University and a BA from Georgetown University.

Employees

As of December 31, 2014, the Company had 98 full-time employees, of whom 92 were in the United States and 6 were in Israel. The Company’s employees are not represented by a labor union. The Company believes that its relations with its employees are good. In Israel, the Company’s relations with employees are governed by labor regulations that provide for specific terms of employment between the Company and its employees.

Neither the Company’s employees nor the Company are parties to any collective bargaining agreements, except for provisions of such agreements that are applicable to the industry in which the Company is engaged by virtue of expansion orders of the Israeli Ministry of Labor and Welfare issued under applicable Israeli laws.

Available Information

The Company’s annual report on Form 10-K (or Form 20-F for prior years), quarterly reports on Form 10-Q, current reports on Form 8-K (or Form 6-K per filings up to December 31, 2011), Proxy Statements, specialized disclosure reports on Form SD, as well as any amendments to those reports, will be provided in electronic format, free of charge, upon request, as soon as reasonably practicable after they are filed with or furnished to the SEC. You can learn more about the Company by reviewing its SEC filings under the "Financial Information" tab on its web site at http://www.vocaltec.com. The investor relations section of our website also includes charters for our audit committee and compensation committee of our board of directors, as well as our code of ethics that applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer.

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

The principal competitors for the Company’s products and services include the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service using the public switched telephone network. Certain of these traditional providers have also added, or are planning to add, broadband telephone services to their existing telephone and broadband offerings. The Company also faces, or expects to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which offer broadband telephone services to their existing cable television and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Corporation, T-Mobile USA Inc., and Verizon Wireless, Inc. offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for broadband or wireline-based phone service.

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, the Company competes with independent broadband telephone service providers.

Our future growth depends on the success of various initiatives we are pursuing.  The failure of these growth initiatives could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our future growth depends primarily on (1) increased sales of magicJack devices, both domestically and internationally, and (2) the successful implementation of monetization initiatives for our proprietary APP, the magicAPP. While renewal revenues have continued to grow and represent a larger percentage of our overall revenues, revenues from magicJack devices have declined in recent quarters. In June 2014, we launched our latest version of the device, the magicJack GO. We intend to aggressively pursue growth in sales of the magicJack GO domestically and, in particular, internationally where we are working on establishing new distribution channels in several geographies. The failure to grow device revenues through increased device sales in the future would make us more reliant on recurring renewal revenues and could, depending on the status of other ongoing growth initiatives, cause a longer-term decrease in our overall revenues which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The successful implementation of monetization initiatives for the magicAPP is a critical area of projected growth for our business and require ongoing developments to our existing internal platform. These developments are necessary in order to position the magicAPP for monetization on a large scale basis to a worldwide mobile customer base. Features that are a part of our magicAPP monetization strategy include low-priced unlimited voice/texting packages and international calling plans. We have recently experienced delays in the implementation of developments to our platform needed to position the magicAPP for monetization. In the event that we experience any further material delays in developments to our platform that are necessary for the monetization of the magicAPP, our overall growth prospects could, depending on the status of other ongoing growth initiatives, be materially, adversely impacted. In addition, we have not previously generated any material revenues from the magicAPP as it has been a free service to date and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. Even if we do not experience further delays in the launch of magicAPP monetization initiatives, we cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all. Failure of our magicAPP monetization initiatives to generate material revenues could have a material adverse effect on our future growth prospects and, ultimately, on our business as a whole, results of operations, financial condition and cash flows.

The Company’s future growth depends in part on its ability to effectively develop and sell additional products, services and features.

The Company invests in the development of new products, services and features with the expectation that it will be able to effectively offer them to consumers. Accordingly, the Company’s inability to successfully commercialize additional products, services and features in the future could have a material adverse effect on its efforts to diversify its product offerings and revenues and ultimately on its business, results of operations, financial condition or cash flows. In addition, the Company cannot assure you that the successful introduction of new products or services will not adversely affect sales of its current products and services.

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

The Company’s competitors also could use their greater financial resources to offer broadband telephone service with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services that the Company’s competitors provide, they may choose to offer broadband telephone service as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which the Company does not offer. This bundle may enable the Company’s competitors to offer broadband telephone service at prices with which the Company may not be able to compete or to offer functionality that integrates broadband telephone service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for the Company to attract and retain customers to its products, cause the Company to lower its prices in order to compete and reduce its market share and revenues.

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

The Company’s means of protecting its proprietary rights may not be adequate and our competitors may independently develop technology that is similar to the Company’s. Legal protections afford only limited protection for the Company’s technology. The laws of many countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. Despite its efforts to protect its proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to copy aspects of the Company’s products or to obtain and use information that it regards as proprietary. Third parties may also design around the Company’s proprietary rights, which may render its protected products less valuable, if the design around is favorably received in the marketplace. In addition, if any of the Company’s products or the technology underlying its products is covered by third-party patents or other intellectual property rights, the Company could be subject to various legal actions.

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

The development of the magicJack devices and magicJack APP resulted from the Company’s ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While the Company has new products currently in development or beta versions currently in testing, its continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in delays in product development include:

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

The Company has generally been able to increase production to meet periods of increasing demand. However, the demand for its products depends on many factors and is difficult to forecast. The Company expects that it will become more difficult to forecast demand as it introduces and supports multiple products, as competition in the market for its products intensifies and as the markets for some of its products mature to the mass market category. Significant unanticipated fluctuations in demand could cause problems in the Company’s operations, such as:

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

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulations may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunication services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may be required to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

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

The Company offers services pursuant to a subscriber agreement that is generally one month to five years in duration and allows its customers to gain access to its servers for telephone calls. The Company’s customers do not have an obligation to renew their subscriber agreement after their initial term period expires, and these agreements may not be renewed on the same or on more profitable terms. As a result, the Company’s ability to grow depends in part on retaining customers for renewals. The Company may not be able to accurately predict future trends in customer renewals, and its customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with the Company’s services, the prices of its services, the fees imposed by government entities, the prices of comparable services offered by its competitors or reductions in its customers’ spending levels. If the Company’s customers do not renew their services, renew on less favorable terms, or do not purchase additional functionality, the Company’s revenue may grow more slowly than expected or decline, and its profitability and gross margins may be harmed.

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

The Company’s success depends on its continued ability to develop strategic relationships with leaders in the retail, telephony, online advertising and online retail industry segments. These relationships enable the Company to expand its services and products to a larger number of customers; develop and deploy new services and products; enhance the magicJack brand; and generate additional revenue. The Company may not be able to maintain and/or establish relationships with key participants in the telephony, retail, online advertising and online retail industry segments. Once the Company has established strategic relationships, it depends on its partner’s ability to generate increased acceptance and use of our services and products. If the Company loses any of these strategic relationships or if it fails to establish additional relationships, or if strategic relationships fail to benefit the Company as expected, it may not be able to execute its business plan and its business will suffer.

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

The Company is vulnerable to credit card fraud, as it sells its magicJack products directly to customers through its website. Card fraud occurs when a customer uses a stolen card (or a stolen card number in a card-not-present-transaction) to purchase merchandise or services. In a traditional card-present transaction, if the merchant swipes the card, receives authorization for the transaction from the card issuing bank and verifies the signature on the back of the card against the paper receipt signed by the customer, the card issuing bank remains liable for any loss. In a fraudulent card-not-present transaction, even if the merchant or the Company receive authorization for the transaction, the Company or the merchant are liable for any loss arising from the transaction. Because sales made directly from the Company’s website are card-not-present transactions, the Company is more vulnerable to customer fraud. The Company is also subject to acts of consumer fraud by customers that purchase its products and services and subsequently claim that such purchases were not made.

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

The Company has experienced periods of rapid growth in recent years. If it fails to manage its growth effectively, the Company may be unable to maintain high levels of service or address competitive challenges adequately.

Since 2008, the Company has experienced periods where it sells a significant number of magicJack product line units and where it has significantly increased the number of customers using its products and services. These increases have placed, and the Company’s anticipated sales will continue to place, a significant strain on its resources. As a result of these sales, the Company may have to implement new operational and financial systems and procedures and controls, to expand, train and manage its employee base, and to maintain close coordination among its technical, marketing, support and finance staffs. The Company must also continue to attract, retain, and integrate personnel in all aspects of operations. To the extent the Company acquires new businesses, it must also assimilate new operations, technologies and personnel. The Company may be unable to manage its expenses effectively in the future, which may negatively impact its gross profit or operating expenses in any particular quarter.

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

The manufacture of the magicJack devices is conducted by a manufacturing company in China, and certain parts are produced in Taiwan and Hong Kong. These manufacturers supply substantially all of the raw materials and provide all facilities and labor required to manufacture the Company’s products. If these companies were to terminate their arrangements with the Company or fail to provide the required capacity and quality on a timely basis, either due to actions of the manufacturers; earthquakes, typhoons, tsunamis, fires, floods, or other natural disasters; or the actions of their respective governments, the Company would be unable to manufacture its products until replacement contract manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with the Company’s products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. The Company cannot assure you that it would be able to establish alternative manufacturing relationships on acceptable terms or in a timely manner that would not cause disruptions in its supply. The Company’s reliance on these contract manufacturers involves certain risks, including the following:

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

Many of the Company’s retailers also sell products offered by its competitors. If the Company’s competitors offer its retailers more favorable terms, those retailers may de-emphasize or decline to carry the Company’s products. In the future, the Company may not be able to retain or attract a sufficient number of qualified retailers. If the Company is unable to maintain successful relationships with retailers or to expand its distribution channels, its business will suffer.

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

Many factors out of the Company’s control could interfere with its ability to market, license, implement or support its products with any of its channels, which in turn could harm its business. These factors include, but are not limited to, a change in the business strategy of the Company’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels.  For example, in February 2015, RadioShack Corporation, one of the Company’s retail customers, filed a voluntary petition in bankruptcy court. The Company is currently owed $1.3 million by RadioShack and the Company has ceased making sales to RadioShack to limit ts exposure. Some of the Company’s competitors may have stronger relationships with its channels than the Company does or offer more favorable terms with respect to their products, and the Company has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If the Company fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of the Company’s products may decrease and its operating results would suffer.

The Company may not be able to maintain adequate customer care during periods of growth or in connection with its addition of new and complex devices or features, which could adversely affect its ability to grow and cause its financial results to be negatively impacted.

The Company considers our customer care to be critically important to acquiring and retaining customers. A portion of its customer care is provided by third parties located in the Philippines. This approach exposes the Company to the risk that it may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in the Company’s customer care caused by disruptions at its third-party facilities may cause it to lose customers, which could adversely affect its revenue and profitability. If the Company’s customer base expands rapidly in the U.S. or abroad, it may not be able to expand its outsourced customer care operations quickly enough to meet the needs of its customer base, and the quality of its customer care will suffer and its access right renewal rate may decrease. As the Company broadens its magicJack offerings and its customers build increasingly complex home networking environments, it will face additional challenges in training its customer care staff. The Company could face a high turnover rate among its customer service providers. The Company intends to have its customer care provider hire and train customer care representatives in order to meet the needs of a growing customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, the Company may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect its business and results of operations.

If the Company is unable to maintain an effective process for local number portability provisioning, its growth may be negatively impacted.

The Company complies with requests for local number portability from its customers at the end of the 30-day trial period. Local number portability means that its customers can retain their existing telephone numbers when subscribing to the Company’s services, and would in turn allow former customers of the Company to retain their telephone numbers should they subscribe to another carrier. All carriers, including interconnected VoIP service providers, must complete the porting process within one business day. If the Company is unable to maintain the technology to expedite porting its customers' numbers, demand for its services may be reduced, the Company may be subject to regulatory enforcement activity, and this will adversely affect its revenue and profitability.

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

The Company intends to consider acquisitions of other companies or assets in its industry that could complement its business, including the acquisition of entities that would expand its service offerings, increase its market share or offer access to other asset classes, technology or service offerings that it does not currently have. The Company has limited experience in completing acquisitions of other businesses or assets. If it does acquire other businesses or assets, it may not be able to successfully integrate these businesses or assets with its own and it may be unable to maintain its standards, controls and policies. The Company may fail in its attempt to integrate acquired companies, businesses, or assets in such a way that it can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from its business operations. Through acquisitions, the Company may enter areas in which it has no or limited experience, and an acquisition may be unsuccessful in accomplishing the intended benefits of the transaction. Moreover, any acquisition may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on the Company’s business and results of operations.

The Company may incur operating losses in the future, and it has incurred historical operating losses.

Though the Company has been profitable in recent years, the Company’s net income in 2014 descreased significantly from 2013 and the Company had net losses in 2011 and 2010, and could have operating losses in the future. Additionally, the Company may incur significant operating and certain capital expenditures as it increases its sales and marketing activities to expand its customer base and increase its research and development activities as it develops new or enhanced technologies and features to improve its services, products and offerings. The Company may also increase its general, administrative and operating functions to support its growing operations. As a result, the Company will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues the Company may generate. Its efforts to attract new customers and to provide its current communications applications and services to an increased number of customers may be more expensive than the Company currently anticipates. If it does not significantly increase revenues after investing in these efforts, the Company’s results from operations would be harmed. The Company cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. Because of its limited operating history and the early stage of the market for some of its products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed the Company’s expectations or cannot be adjusted accordingly, its business, results of operations and financial condition could be adversely affected.

The Company has experienced, and may continue to experience, significant fluctuations in its quarterly results, which might make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in the market price of the Company’s ordinary shares.

The Company’s operating results and other income (expense) have fluctuated and may continue to fluctuate from period to period for a number of reasons. Due to the past volatility of the markets the Company operates in or investments it makes, the Company cannot predict the impact on its revenues, results of operations or other income (expense) that any deterioration or other changes in such market may have.

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

The Company plans to expand its operations and markets and sell its magicJack products and related services internationally. There are risks inherent in doing business internationally, including:

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

The Company is an Israeli corporation that operates through various subsidiaries in a number of countries throughout the world. Consequently, the Company is subject to tax laws, treaties and regulations in and between the countries in which it operates. The Company’s income taxes are based upon the applicable tax laws and tax rates in effect in the countries in which it operates and earns income as well as upon its operating structures in these countries. The Company’s provision for income taxes is complex and is based on a jurisdictional mix of earnings, statutory rates and enacted tax rules. Significant judgment is required in determining the Company’s provision for income taxes and in evaluating its tax positions, including the transfer pricing of our intercompany transactions, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes its tax judgments and estimates are reasonable based upon its interpretations of applicable tax laws in the jurisdictions in which it files, its tax positions may be challenged, and if successful, such challenges may materially differ from amounts recorded in the Company’s financial statements, which could have a significant adverse impact on its effective tax rate, and on its operating results and financial condition.

The Company’s income tax returns are subject to audit in various jurisdictions throughout the world and its 2010, 2011, 2012 and 2013 U.S. federal income tax returns are currently under audit.

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

The Company’s consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2010, 2011, 2012, and 2013, are currently under audit by the Internal Revenue Service (“IRS”). While the Company believes that its tax positions were appropriate when reported, the IRS challenged certain of these positions during audit. Presently, the parties are negotiating a potential settlement of these issues. The Company expects  to reach a final resolution of the audit within the next twelve months. Depending upon the outcome of the negotiations,  the Company may be required to pay additional U.S. taxes and interest for the periods under audit. Additionally, the IRS could challenge the Company’s tax positions for the current or future periods and while the Company is prepared to vigorously defend any positions challenged, if the Company is unsuccessful in defending them it may be required to pay taxes, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO REGULATION IN THE UNITED STATES

The Company’s business is highly dependent on regulation that continues to change.

Much of the services that the Company provides are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. The Company operates in forty-seven states under complex and evolving state and local telecommunications and tax laws that vary from jurisdiction to jurisdiction. Although the Company believes that certain regulations do not currently apply to it, certain broadband telephone services have also been subjected to significant regulation and may be subjected to additional regulation in the future. Complying with new or clarified telecommunications, broadband telephone service, or tax regulations, and obtaining required permits, licenses or certifications in numerous jurisdictions, can be costly and disruptive to the Company’s business. If the Company fails to comply with applicable regulations, or if those regulations change or are clarified in a manner adverse to it, including in any of the ways described in these risk factors related to regulation, the Company’s business and operating results may suffer. Furthermore, new regulations, new laws or other factors may cause the Company to lose its ability to maintain certain certifications in various states, which could prevent it from providing telephone numbers to its customers. The Company may, instead, be required to purchase numbers from other CLECs, which would increase its expenses and would negatively impact its results. Moreover, there is no guarantee that the Company would be able to receive or purchase numbers from other CLECs. In such event, the Company would not have numbers to offer prospective customers, which would have a significant negative impact on its business.

If the Company cannot continue to obtain key switching elements from its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

The Company will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to obtain key switching elements from some of its primary competitors on acceptable terms. To offer local voice and data services in a market, the Company must connect its servers with other carriers in a specific market. This relationship is governed by an interconnection agreement or carrier service agreement between the Company and that carrier. The Company has such agreements with Verizon, AT&T, XO Communications Services and the CenturyLink network in a majority of its markets. If the Company is unable to continue these relationships, enter into new interconnection agreements or carrier service agreements with additional carriers in other markets or if these providers liquidate or file for bankruptcy, its business and profitability may suffer.

Regulatory initiatives may continue to reduce the maximum rates the Company is permitted to charge long distance service providers for completing calls by their customers to customers served by its servers.

The rates that the Company charges and is charged by service providers for terminating interstate calls by their customers to customers served by its servers, and for transferring calls by its customers onto other carriers, cannot exceed rates determined by regulatory authorities. State regulatory authorities may, in the future, similarly reduce the baseline rates the Company charges for intrastate and interstate terminating calls. Such federal or state rate reductions have affected the Company’s revenues and results of operations.

Regulation of broadband telephone services are developing and therefore uncertain; and future legislative, regulatory or judicial actions could adversely impact the Company’s business and expose it to liability.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. Although YMax Communications Corp., one of the Company’s wholly-owned subsidiaries, may be subject to certain regulations as a telecom service provider, it and our other subsidiaries have developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to the Company and its competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on the Company’s business. If its VoIP telephony service or our other products and services become subject to the rules and regulations applicable to telecommunications providers, if current broadband telephone service rules are clarified and applied to the Company, or if additional rules and regulations applicable specifically to broadband telephone services are adopted, the Company may incur significant compliance costs, and it may have to restructure its service offerings, exit certain markets or start charging for its services at least to the extent of regulatory costs or requirements, any of which could cause its services to be less attractive to customers. The Company has faced, and may continue to face, difficulty collecting such charges from its customers and/or carriers, and collecting such charges may cause it to incur legal fees. The Company may be unsuccessful in collecting all of the regulatory fees owed to it. The imposition of any such additional regulatory fees, charges, taxes and regulations on VoIP communications services could materially increase the Company’s costs and may limit or eliminate its competitive pricing advantages.

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

The success of the Company’s business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block the Company’s services or charge their customers more for also using its services, which could adversely affect its revenue and growth.

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

On January 14, 2014, the D.C. Circuit Court of Appeals, in Verizon v. FCC, struck down major portions of the FCC’s 2010 “net neutrality” rules governing the operating practices of broadband Internet access providers. The FCC originally designed the rules to ensure an “open Internet” and included three key requirements for broadband providers: 1) a prohibition against blocking websites or other online applications; 2) a prohibition against unreasonable discrimination among Internet users or among different websites or other sources of information; and 3) a transparency rule compelling the disclosure of specified information about the broadband service, including network management policies. The Court struck down the first two rules, concluding that they constitute “common carrier” restrictions that are not permissible given the FCC’s earlier decision to classify Internet access as an “information service,” rather than a “telecommunications service.” The Court upheld the FCC’s transparency rule.

In response to the D.C. Circuit’s decision, the FCC voted at its February 26, 2015, Open Meeting to adopt new net neutrality rules.  These new rules would prohibit broadband providers from blocking, throttling, or engaging in paid prioritization (including prioritizing content and services of their affiliates). The FCC also has adopted a new rule prohibiting broadband providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing; or of edge providers to make lawful content, applications, services, or devices available to consumers.  The FCC’s written order has not been released, and the net neutrality rules are not yet effective.  It also is expected that the FCC’s order will be challenged in court.

The Company may be bound by certain FCC regulations relating to the provision of E911 service, and if it fails to comply with new FCC regulations requiring it to provide E911 emergency calling services, it may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While the Company does not believe the FCC’s rules currently apply to its business, the FCC could, however, clarify or modify its ruling to obligate the Company to provide E911 services according to its specific requirements. A proposal to broaden those covered by the requirements is currently under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

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

The Company exchanges calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls the Company exchanges originate from and terminate to a customer that uses a broadband Internet connection to access its services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic the Company exchanges with them is subject to higher levels of compensation than the Company, or the third parties terminating the Company’s traffic to the PSTN, pay today (if any), or if other providers from whom the Company currently collects compensation for the exchange of such traffic refuse to pay it going forward, the Company may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, the Company cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic. The Federal Communications Commission clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. The FCC’s Declaratory Ruling will be applied retroactively. If the ruling is challenged, the Company cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic

The Company’s business is subject to privacy and online security risks, including security breaches, and it could be liable for such breaches of security. If the Company is unable to protect the privacy of its customers making calls using its service, or information obtained from its customers in connection with their use or payment of its services, in violation of privacy or security laws or expectations, the Company could be subject to liability and damage to its reputation.

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

The Company has never declared or paid cash dividends on its ordinary shares and does not expect to do so in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and to repurchase its ordinary shares based on market conditions and other considerations. In addition, terms of any future debt agreements may preclude the Company from paying cash dividends. Accordingly, any return on your investment must come from an increase in the trading price of the Company’s ordinary shares.

RISKS RELATING PRIMARILY TO THE COMPANY’S INCORPORATION IN ISRAEL

The Company has operations located in Israel, and therefore its results may be adversely affected by political, economic and military conditions in Israel.

The Company’s business and operations will be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on the Company’s business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, and including terrorist organizations gaining control and political power in the region such as the Islamic State of Iraq and Syria, or ISIS, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

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

The Israeli government currently provides major tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and the Israeli Governmental authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. The Company currently takes advantage of these programs. There is no assurance that the Company will continue to meet the conditions of such benefits and programs or that such benefits and programs would continue to be available to the Company in the future. If the Company fails to meet the conditions of such benefits and programs or if they are terminated or further reduced, it could have an adverse effect on the Company’s business, operating results and financial condition.

The Company’s operations could be disrupted as a result of the obligation of its personnel to perform military service.

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

Certain provisions of our Articles of Association, or the Articles, may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by its Board of Directors. These provisions include a requirement that most amendments of the Company’s Articles must be approved by the holders of not less than seventy-five percent (75%) of the voting power represented at the meeting in person or by proxy and voting thereon.

These provisions of Israeli law and the Company’s Articles could have the effect of delaying or preventing an acquisition of the Company or changes in control, some of which could be deemed by certain shareholders to be in their best interests and which could affect the price some investors are willing to pay for the Company’s ordinary shares.

It may be difficult to pursue an action in the U.S. or to enforce a U.S. judgment, including actions or judgments based upon the civil liability provisions of the U.S. federal securities laws, against the Company and its executive officers and directors, or to assert U.S. securities law claims in Israel.

Certain of the Company’s directors are not residents of the United States and certain of their assets and the Company’s assets are located outside the United States. Without consent to service of process, additional procedures may be necessary to serve individuals who are not U.S. residents. Therefore, it may be complicated to serve process on those directors who are not U.S. residents in order to commence any lawsuit against them before a U.S. court, including an action based on the civil liability provisions of U.S. federal securities laws.

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

An investor may also find it difficult to bring an original action in an Israeli court to enforce liabilities based upon the U.S. federal securities laws against the Company, or against its directors and officers. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws and rule that Israel is not the most appropriate forum in which to bring such a claim. In addition, if an Israeli court agrees to hear such a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process.

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

In addition, the Companies Law requires shareholder approval for chief executive officer compensation including (i) the vote of at least a majority of the shares held by shareholders who are not controlling shareholders or have a personal interest in the proposal (shares held by abstaining shareholders not taken into account); or (ii) that the aggregate number of shares voting against the proposal held by such shareholders does not exceed 2% of the Company's voting shareholders. These special approal requirements under the Companies Law may make it difficult for the Company to hire or retain executives and/or directors.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

The Company’s headquarters are located in Jerusalem, Israel. The Company does not own any of its properties. All of the Company’s properties, including the properties utilized by its subsidiaries, are leased. The following table contains additional information about the Company’s properties as of March 13, 2015:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Jerusalem, Israel	Administrative offices, technical team and research and development.	1,722	September 2015

West Palm Beach, FL	Executive, administrative offices	4,490	October 2019

	Customer service management, warehouse and distribution center.	10,580	July 2019

Plano, TX	Research and development for the magicJack devices and certain related-products and network support.	2,334	May 2016

Sunnyvale, CA	Research and development for the magicJack devices and certain related-products.	1,232	October 2015

Franklin, TN	Technology management and hosting equipment, servers	3,722	February 2019

The Company currently pays a total annual rental amount of approximately $0.6 million for all its facilities. The Company believes that its facilities are suitable for their purposes and sufficient to support its needs through 2015, and that, if necessary, current leases can be renewed or additional facilities can be secured for the Company’s anticipated general corporate needs.

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

Year Ended December 31, 2014:	High	Low
Fourth quarter	$10.49	$7.62
Third quarter	$15.27	$9.85
Second quarter	$22.66	$13.90
First quarter	$24.55	$11.90
Year Ended December 31, 2013:
Fourth quarter	$14.27	$10.97
Third quarter	$16.26	$12.87
Second quarter	$19.24	$13.79
First quarter	$18.56	$11.19

On March 13, 2015, the last reported sale price of our ordinary shares on the NASDAQ was $7.90 per share. As of March 13, 2015, there were approximately 109 record holders of our ordinary shares. As of March 13, 2015, approximately 93.5% of our ordinary shares are held in the United States by approximately 89 record holders.

Dividends

The Company has not paid any cash dividend during the two most recently completed fiscal years. The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is currently granting stock-based awards under the MagicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the MagicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options and restricted shares.  In April 2014, the shareholders approved amendments to the plan at the annual general meeting of shareholders increasing the number of awards available for grant. The aggregate number of shares that may be subject to awards under the Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013.

During the year ended December 31, 2014, the Company granted 762,500 ordinary share options to its employees and executives with a weighted average exercise price of $14.71 and 30,500 restricted stock units to its executives, directors and consultants with a weighted average exercise price of $19.15. During the year ended December 31, 2013, the Company granted 1,274,607 ordinary share options to its executives with a weighted average exercise price of $15.04 and 190,713 restricted stock units to its executives and directors with a weighted average exercise price of $14.15. No options were granted during the year ended December 31, 2012. As of December 31, 2014, there were 2,043,857 ordinary share options outstanding with a weighted average exercise price of $14.87 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,037,107	14.91	1,341,680
Equity compensation plans not approved by security holders (2)	6,750	1.83	—

(1) Consists of the MagicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the MagicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan as amended.
(2) Consists of the 2003 Plan.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $100.0 million. The objective of the Company’s stock repurchase program was to improve stockholders’ returns. As of December 31, 2014, the Company had repurchased $91.3 million of ordinary shares under its stock repurchase program, and there was $8.7 million that remained authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, and not yet retired, are recorded as treasury shares. There was no repurchase activity related to the Company’s stock repurchase program for the year ended December 31, 2014. The Company repurchased 6,143,731 ordinary shares under this program through December 31, 2014.

The following graph compares the cumulative total shareholder return on the Company’s common stock from January 1, 2010 to December 31, 2014 to that of the total return of the Nasdaq Telecom Index and the S&P 500 Index. The comparison assumes $100 was invested in the Company’s common stock on January 1, 2010 and in each of the forgoing indices on January 1, 2010, and assumes the reinvestment of dividends. The graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.         SELECTED FINANCIAL DATA

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2010, 2011, 2012, 2013 and 2014 and for each of the years then ended is derived from the Company’s audited consolidated financial statements.

The information presented below is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
	(in thousands, except earnings per share)
Statement of Operations:
Net revenues	$119,678	$110,450	$158,362	$143,492	$116,322
Cost of revenues (1)	57,173	51,181	61,325	49,094	42,541
Gross profit	62,505	59,269	97,037	94,398	73,781
Operating expenses (1)	64,798	63,914	53,472	46,952	60,217
Operating (loss) income	(2,293)	(4,645)	43,565	47,446	13,564
Interest expense	(146)	(277)	(411)	(307)	(192)
Other income (expense), net (2)	618	4,147	3,736	9	158
(Loss) gain on extinguishment of debt	234	-	-	-	-
(Loss) income before income taxes	(1,587)	(775)	46,890	47,148	13,530
(Benefit) provision for income taxes	(32)	61	(8,961)	(23,163)	9,745
Net (loss) income	$(1,555)	$(836)	$55,851	$70,311	$3,785

Loss (income) per ordinary share
Basic (3)	$(0.07)	$(0.08)	$2.80	$3.81	$0.21
Diluted (3)	$(0.07)	$(0.08)	$2.73	$3.81	$0.21

Weighted average common ordinary shares outstanding
Basic	21,630	23,342	19,916	18,468	17,831
Diluted	21,630	23,342	19,985	18,476	17,868

Balance Sheet Data:
Cash, cash equivalents and investments	$47,959	$35,096	$38,349	$54,779	$76,312
Total assets	$114,548	$110,630	$120,767	$171,894	$194,233
Property and equipment, net	$3,771	$2,669	$2,348	$1,959	$3,564
Goodwill and other identified intangibles, net	$39,579	$43,798	$48,440	$47,960	$41,777
Other non-current liabilities (4)	$664	$4,219	$3,114	$6,487	$13,438
Redeemable ordinary shares (5)	$8,373	$-	$-	$-	$-
Total capital (deficit) equity	$(121)	$(26,377)	$(24,770)	$37,442	$49,086
Total ordinary shares outstanding, net of treasury shares	18,152	21,174	18,709	17,827	17,868

Other Data:
Depreciation of property and equipment	$1,708	$2,076	$538	$565	$619
Amortization of intangible assets (6)	$1,238	$2,084	$2,764	$4,293	$6,668

(1)
Operating expenses for fiscal year 2010 include a bonus to employees for services rendered in 2010 of $1.0 million. Cost of revenue and operating expenses for fiscal year 2010 also include a bonus to employees and outside consultants for services rendered in 2009 of $0.4 million and $3.9 million, respectively, as a result of the Company’s decision to pay the 2009 bonus in the form of ordinary shares in March 2010. Operating expenses for fiscal year 2011 include a bonus to employees and outside consultants for services rendered in 2011 of $2.5 million. Operating expenses for fiscal year 2012 include a bonus to employees and outside consultants for services rendered in 2012 of $4.0 million. Operating expenses for fiscal year 2013 include a bonus to employees and outside consultants for services rendered in 2013 of $1.4 million. Cost of revenue and operating expenses for fiscal year 2014 include a bonus to employees and outside consultants for services rendered in 2014 of $0.1 million and $0.3 million, respectively.

(2)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income in fiscal year 2010 was primarily related to $1.3 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2011 was primarily related to $2.2 million in fair value gain on common equity put options, $1.3 million in interest and dividend income and $0.6 million in gains on investments. Other income in fiscal year 2012 was primarily related to $3.7 million in fair value gain on common equity put options and $0.8 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2013 was primarily related to $0.3 million in interest and dividend income and by $0.7 million in gains on investments, offset by $1.0 million in fair value loss on common equity put options. Other income in fiscal year 2014 was primarily related to $0.1 million in interest and dividend income and by $40 thousand in gains on investments.

(3)
Due to the net losses for the years ended December 31, 2010 and 2011, basic and diluted loss per ordinary share for those years was the same, as the effect of potentially dilutive securities was anti-dilutive. Refer to Note 14, “Income per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)
As of December 31, 2010, this item represents deferred income tax liabilities, non-current. As of December 31, 2011, 2012, 2013 and 2014, this item represents primarily the non-current portion of outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, as well as deferred income tax liabilities, non-current, and $4.2 million and $12.0 million provision for uncertain tax position recorded in 2013 and 2014 respectively. Refer to Note 9, “Other Liabilities,” and Note 13, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(5)
In August 2008, we entered into a stock purchase agreement with an unaffiliated multinational entertainment products and services retailer, whereby this retailer purchased 666,668 ordinary shares for $5.0 million. The amounts as of December 31, 2010 represent the estimated redemption value of the ordinary shares held by the aforementioned retailer, which included the greater of (i) the original investment plus 11% accreted dividend per annum, or (ii) the fair market value per ordinary share of the Company at that date. These ordinary shares were repurchased by the Company in 2011.

(6)
Amortization of intangible assets for the year ended December 31, 2014 includes a $2.5 million impairment of a non-compete agreement with the Company’s founder and former CEO who passed away during 2014. Refer to Note 6, “Intangible Assets,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the “access right”) to access its servers, and the Company’s customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS and magicJack GO, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS included a six-month right to access our servers in order to make and receive telephone calls for free.  In July 2014, the Company introduced the magicJack GO which includes a twelve month right to access our servers.

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the years ended December 31, 2014, 2013 and 2012 were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $99.2 million, $124.7 million and $131.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also provides its customers the ability to make prepaid calls using a magicJack device or magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $10.1 million, $12.6 million and $15.5 million for years ended December 31, 2014, 2013 and 2012, respectively. In February 2012, the Company made an operational change which allowed it to identify the point in time when prepaid minutes expire under the terms of service and approximately $3.0 million attributable to prepaid minutes that expired between February 2008 and February 2012 were recognized as revenue during the quarter ended March 31, 2012 since such amounts were considered earned. As a result, the Company’s diluted earnings per ordinary share for the year ended December 31, 2012 were increased by approximately $0.15 per ordinary share.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale based and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2014, 2013 and 2012, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. At December 31, 2012, we released $10.9 million of valuation allowance. Further, at December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We evaluated the valuation allowance as of December 31, 2014, which resulted in adjustments of $1.2 million to bring the allowance to $16.2 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will continue to make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

We assess our income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For the years ended December 31, 2014  and 2013, we recorded a provision for uncertain tax positions of $14.2 million and $3.9 million, respectively. As of December 31, 2014 and 2013, the liability for uncertain tax positions totaled $18.6 million and $4.4 million, respectively. The current portion of such liability, $7.5 million and $0.0 million as of December 31, 2014 and 2013, respectively, has been reflected in income taxes payable. The noncurrent portion of such liability, $11.1 million and $4.4 million as of December 31, 2014 and 2013, respectively, has been reflected in other non-current liabilities.  As of December 31, 2014, the Company has a prepaid income taxes balance of $12.5 million which is available to offset potential payments related to the uncertain tax liabilities discussed above.

We file U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During fiscal 2013, we received notice that the IRS was going to examine our tax returns for 2010 and 2011. In October 2014, we were informed that the IRS was going to expand its audit to include our 2012 and 2013 tax returns. Presently, the parties are negotiating a potential settlement of all years under audit.  Based upon the present state of the settlement negotiations, the jurisdictional income of the U.S. will likely be increased for tax years 2011, 2012 and 2013, and we have recorded a $4.9 million increase to our uncertain tax positions pending final settlement of the examinations. The increase in the U.S. jurisdictional income would result in a decrease in our Israeli jurisdictional income.  The decrease in Israeli income, in turn, would increase our Israeli net operating losses, resulting in an additional tax benefit of $5.3 million for the year ended December 31, 2014.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. The Company accounts for share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations.

BUSINESS TRENDS

Renewal revenues have remained strong during the year ended December 31, 2014, increasing 15% over the prior year. We are encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates. Direct and retail device sales declined nearly 55% during the year ended December 31, 2014. We are repositioning the device with the launch of the magicJack GO and the accompanying increased promotion of the magicAPP companion service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both.

With the launch of the magicJack GO and the strategic shift of more fully integrating the device with the APP, we are focused during  2015 and beyond on driving sales growth through monetizing the magicAPP and integrating the full range of our product offerings including the sale of international prepaid minutes. The following factors could materially adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP: if we experience any further delays in the implementation of technical developments needed to position the magicAPP for monetization;  the fact that we have not previously generated any material revenues from the magicAPP as it has been a free service to date; and the redeveloped magicAPP will, when launched, compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we offer for monetization of the magicAPP will, when introduced, be attractive to consumers at the price points we offer, or at all.

Furthermore, we are working with Telefonica to expand distribution of our product into Latin American markets where we believe that there is significant potential for growth. As a first step, the Company intends to introduce the magicJackGo into Mexico.  Unlike the magicJackGo in the United States, the device sold in Mexico will not include free access to the magicApp.  Instead, the Company is marketing a standalone mobile App subscription service called “magicJack America.”  magicJack America is a monthly subscription service that,  in addition to App-to-App calling and messaging, will allow subscribers in Mexico to make and receive unlimited calls to and from any phone in the United States and Canada.  An Android and iOS version of magicJack America are currently available, and will be marketed to Android and Apple users throughout Mexico.

The Company plans an incremental roll-out of magicJackGo devices in Mexico in 2015, with the objective of developing a broader distribution channel in Latin America.  Any unsold devices may be returned by Telefonica to the Company. If the initial launch in Mexico is successful, the Company may begin selling products in Central and South America, subject to completing country specific agreements with Telefonica for each market. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

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

	Year ended December 31,			2014 Compared to			2013 Compared to
	2014	2013	2012	2013			2012
Net Revenues
Sale of magicJack devices	$24,564	$54,491	$73,813	$(29,927)	(54.9	) %	$(19,322)	(26.2)
Access right renewals	65,542	57,038	43,853	8,504	14.9		13,185	30.1
Shipping and handling	2,085	4,399	5,596	(2,314)	(52.6)		(1,197)	(21.4)
magicJack-related products	7,006	8,754	8,626	(1,748)	(20.0)		128	1.5
Prepaid minutes	10,083	12,578	15,500	(2,495)	(19.8)		(2,922)	(18.9)
Access and wholesale charges	7,028	6,210	9,124	818	13.2		(2,914)	(31.9)
Other	14	22	1,850	(8)	(36.4)		(1,828)	(98.8)
Total Net Revenue	116,322	143,492	158,362	(27,170)	(18.9)		(14,870)	(9.4)

Cost of Revenues
Cost of magicJack devices sold	11,068	15,341	23,792	(4,273)	(27.9)		(8,451)	(35.5)
Shipping and handling	1,980	2,452	2,539	(472)	(19.2)		(87)	(3.4)
Credit card processing fees	2,473	2,706	3,204	(233)	(8.6)		(498)	(15.5)
Network and carrier charges	19,694	22,141	27,948	(2,447)	(11.1)		(5,807)	(20.8)
Other	7,326	6,454	3,842	872	13.5		2,612	68.0
Total Cost of Revenues	42,541	49,094	61,325	(6,553)	(13.3)		(12,231)	(19.9)

Gross Profit	73,781	94,398	97,037	(20,617)	(21.8)		(2,639)	(2.7)

Operating expenses:
Marketing	20,434	14,293	23,181	6,141	43.0		(8,888)	(38.3)
General and administrative	33,912	26,998	27,697	6,914	25.6		(699)	(2.5)
Research and development	5,871	5,661	2,594	210	3.7		3,067	118.2
Total operating expenses	60,217	46,952	53,472	13,265	28.3		(6,520)	(12.2)
Operating income	13,564	47,446	43,565	(33,882)	(71.4)		3,881	8.9

Other income (expense):
Gains (losses) on investments	37	722	(738)	(685)	*		1,460	*
Interest and dividend income	117	318	783	(201)	*		(465)	*
Interest expense	(192)	(307)	(411)	115	*		104	*
Fair value (loss) gain on common equity
put options	-	(1,047)	3,650	1,047	*		(4,697)	*
Other income, net	4	16	41	(12)	*		(25)	*
Total other (expense) income	(34)	(298)	3,325	264	*		(3,623)	*
Income before income taxes	13,530	47,148	46,890	(33,618)	*		258	*
Income tax expense (benefit)	9,745	(23,163)	(8,961)	32,908	*		(14,202)	*
Net income	3,785	70,311	55,851	(66,526)	*		14,460	*
Dividends on redeemable ordinary shares	-	-	-	-	*		-
Net income attributable to								*
ordinary shareholders	$3,785	$70,311	$55,851	$(66,526)	*		$14,460	*
Income per ordinary share:
Basic	$0.21	$3.81	$2.80	$(3.60)	*		$1.01	*
Diluted	$0.21	$3.81	$2.73	$(3.60)	*		$1.08	*

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

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Net Revenues

Total net revenue was $116.3 million and $143.5 million for the years ended December 31, 2014 and 2013, respectively, representing a decrease of $27.2 million, or 18.9%. The decreases in the components of net revenues were primarily attributable to the following:

•	a $29.9 million decrease in revenues recognized for the sale of magicJack devices, primarily as a result of lower unit volume on the sale of magicJack devices;

•	a $2.5 million decrease in revenues from prepaid minutes primarily as a result of lower usage of prepaid minutes;

•
a $1.7 million decrease in other magicJack related products reflecting lower unit sales on the device and the Company’s decision to cease certain annual fees for maintaining a customer’s ported telephone number; and

•	a $2.3 million decrease in shipping and handling revenues primarily as a result of the reduction in unit sales mentioned above.

These decreases in components of net revenue were partially offset by an $8.5 million increase in renewal revenues as a result of an increase in customers on a renewal period and the impact of price increases effective in early 2014 and a $0.8 million increase in access and wholesale charges.

In the years ended December 31, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 72% and 70%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 28% and 30%, respectively, of magicJack devices sold.

For years ended December 31, 2014 and 2013, no retailer accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $42.5 million and $49.1 million for the years ended December 31, 2014 and 2013, respectively, representing a decrease of $6.6 million, or 13.3%. This decrease in cost of revenues was primarily attributable to:

•	a $5.0 million combined decrease in costs related to the magicJack devices, shipping and handling and credit card processing fees primarily reflecting lower unit sales of the magicJack device and;

•	a $2.4 million reduction in network and carrier charges reflecting lower network volume and continued efforts to negotiate more favorable rates with other carriers.

These decreases in cost of revenues were partially offset by $0.9 million increase in cost of other revenues primarily due to: (i) higher personnel-related costs primarily attributable to a $0.5 million increase in stock based compensation being allocated to cost of revenues and, (ii) higher amortization expense due to certain intangible assets purchased in mid 2012.

Operating Expenses

Total operating expenses were $60.2 million and $47.0 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $13.3 million, or 28.3%. This increase in operating expenses was primarily due to:

•
an $6.1 million increase in marketing-related expense driven by (i) a $3.1 million increase in advertising media buys supporting the launch of the magicJack GO, (ii)  a $2.0 million in increase in marketing related personnel costs driven by increased head-count which included a $1.2 million increase in stock based compensation allocated to marketing, and (iii) a $1.0 million increase in sponsorships and other advertising spend;

•
a $6.9 million increase in general & administrative expenses primarily due to higher legal expenses driven by litigation, regulatory, tax-related matters and other disputes, a $2.5 million impairment charge related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets due to his passing and higher personnel related costs including stock based compensation costs; and

•
a $0.2 million increase in research and development costs primarly due to higher stock based compensation costs allocated to research and development, offset in part by a decreases in consulting costs.

The Company’s combined advertising-related expenses increased by approximately 43.0% for the year ended December 31, 2014 as compared to December 31, 2013 primarily due to increased advertising efforts related to the launch of the magicJack GO device and our new advertising campaign and brand refresh.  Advertising-related expenses have varied historically, and may continue to vary from quarter to quarter.

The Company believes it will be able to reduce legal expenses related to litigation and certain tax-related projects in future periods as certain open legal cases and projects are resolved.

Other Income (Expense)

Total other income (expense) income was $(34) thousand and ($298) thousand for the years ended December 31, 2014 and 2013, respectively, representing a decreased expense of approximately $264 thousand. This decrease in other expense was primarily due to changes in the item discussed below.

           Fair Value (Loss) Gain on Common Equity Put Options

Fair value (loss) on common equity put options for years ended December 31, 2014 and 2013 was zero and ($1.0) million, respectively. We sold common equity put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares we purchase. We do not expect to sell common equity put options in connection with our share repurchase program in the future.

Income Taxes

Total income tax (expense) benefit was ($9.7) million and $23.2 million for the years ended December 31, 2014 and 2013, respectively. The principal components of the Company’s income taxes for the years ended December 31, 2014 and 2013 are the following (in thousands):

	Year Ended December 31,
	2014	2013

Income before taxes	$13,530	$47,148
Income tax expense (benefit)	9,745	(23,163)
Effective income tax rate	72.03%	(49.13)%

We primarily operates in the U.S. and Israel, and its Israeli operations are subject to a statutory income tax rate of 26.5% that was lower than our U.S. federal income tax rate which was 34% in 2014. The income tax provision (benefit) for both 2014 and 2013 include items that have resulted in significant variances in our effective tax rate in comparison to statutory rates.

For the year ended December 31, 2014, we recorded income tax expense of $9.7 million, which differed from the expected tax provision of $5.0 million, using the statutory rate of 34%, primarily due to an increase in the U.S. uncertain tax positions of $6.4 million, as well as the effect of changes in the exchange rate on both our net deferred tax assets associated with our Israeli operations of $2.5 million, and taxable unrealized gains on revaluation of foreign currency rates on the Israeli parent’s U.S. dollar denominated assets of $6.4 million, primarily on the intercompany receivable. These items were partially offset by an income tax benefit in our foreign taxes associated with expected revisions to jurisdictional income allocations resulting from the IRS audit examination of $5.3 million, and by the jurisdictional rate differential between the U.S. and Israel of $3.7 million and an adjustment of our estimate of the required valuation allowance of $1.2 million. Our Israeli operations resulted in an income tax provision of $5.2 million, an effective tax rate of 28.9%, and its domestic operations recorded a provision of $4.5 million for the year ended December 31, 2014.

As of December 31, 2014, we had prepaid income taxes balance of $12.5 million which is available to offset potential payments related to the uncertain tax liabilities disclosed above.

For the year ended December 31, 2013, we recorded an income tax benefit of $23.2 million primarily related to the release of $40.5 million of our valuation allowance. Prior to 2012, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating taxable income, and again reevaluated our position in the fourth quarter of 2013, and accordingly, we released additional amounts of our valuation allowance. As of December 31, 2014 and 2013, we determined that a valuation allowance of $16.2 million and $17.6 million, respectively was required to reduce certain deferred tax assets to their net recoverable amounts.

Net Income Attributable to Ordinary Shareholders and Income Per Share

As a result of the foregoing items, net income attributable to ordinary shareholders decreased to $3.8 million in 2014 as compared to $70.3 million in 2013. Income per diluted share attributable to ordinary shareholders decreased to $0.21 per ordinary share in 2014 as compared to $3.81 per ordinary share in 2013 primarily as a result of lower net operating income in 2014 as compared to 2013 and the higher tax expense in 2014 compared to the aforementioned tax benefit resulting from the reduction of our valuation allowance in 2013. The decrease in net income was partially offset by a decrease of approximately 0.6 million (or 3.4%) in the weighted average number of ordinary shares outstanding in 2014 as compared to 2013 primarily due to the Company’s share repurchase program.

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

Operating Expenses

Total operating expenses were $47.0 million and $53.5 million for the years ended December 31, 2013 and 2012, respectively, representing a decrease of $6.5 million, or 12.2%. This decrease in operating expenses was primarily due to:

•
an $8.9 million decrease in marketing-related expense driven by a reduction in long-form advertising for most of 2013 as the Company prepared to launch the New magicJack PLUS and its new advertising campaign and reduced sponsorship-related expenses, offset in part by costs associated with the brand refresh and new advertising campaign;

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

The Company’s combined marketing-related expenses decreased by approximately 38.3% for the year ended December 31, 2013 as compared to December 31, 2012 primarily due to less advertising efforts as the Company geared up to launch the New magicJack PLUS and its new advertising campaign and brand refresh.  Marketing-related expenses have varied, and may continue to vary from quarter to quarter.

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

The Company recorded an income tax benefit of $23.2 million and $9.0 million for the years ended December 31, 2013 and 2012, respectively, primarily related to the release of $40.5 million and $10.9 million of our valuation allowance in those years. Prior to 2012, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating taxable income, and again reevaluated our position in the fourth quarter of 2013, and accordingly, we released additional amounts of our valuation allowance. As of December 31, 2013, we determined that a valuation allowance of $17.6 million was required to reduce certain deferred tax assets to their net recoverable amounts. Going forward, we expect that our income tax expense will increase in the future. The actual amount of the income tax expense in the future will be affected by various factors, including our future profitability and, potentially, the realization of previously unrecognized deferred tax assets recovered from future taxable income. We will continue to review our deferred tax valuation allowance on a quarterly basis. Refer to Note 13, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details, as well as a reconciliation of the statutory tax rate to our effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash generated from operations and cash on hand and investments. As of December 31, 2014, the Company had cash and cash equivalents of $75.9 million, investments of $0.4 million and accounts receivables of $3.9 million. Accounts payable and income taxes payable at December 31, 2014, were $2.9 million and $9.2 million, respectively.

During the year ended December 31, 2014, the Company generated positive operating cash flows of $25.0 million, as compared to $35.3 million for year ended December 31, 2013. The $10.3 million decrease was primarily attributable to less magicJack devices sold and lower sales of IPP and other magicJack related products in 2014. Net income was $3.8 million for the year ended December 31, 2014 as compared to a $70.3 million for the year ended December 31, 2013. The Company currently believes that available funds and cash flows generated by operations will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. If the Company decides to make future acquisitions, it may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that the Company will be able to secure additional sources of funding or that such additional sources of funding will be available on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $25.0 million, $35.3 million and $65.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the year ended December 31, 2014, net cash provided by operating activities was primarily attributable to (i) $3.8 million net income, (ii) $24.8 million in net non-cash items consisting primarily of, $7.2 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, $14.2 million increase in uncertain tax positions, $4.8 million depreciation and amortization expense, $2.5 million in impairment of intangible assets, $0.4 million in the provision for billing adjustments, and $0.2 million in non-cash interest, offset in part by a $4.4 million deferred tax benefit, and $37 thousand gain on investments, (iii) $1.9 million decrease in deferred costs related to the magicJack device, and (iv) $0.7 million increase in accounts payable; offset in part by (i) $3.3 million decrease in deferred revenues as a result of lower sales of magicJack devices, (ii) $1.1 million increase in inventories, (iii) $0.9 million increase in deposits and other current assets, (iv) $0.7 million increase in accounts receivable, and (v) $0.3 million decrease in accrued expenses and other current liabilities.

During the year ended December 31, 2013, net cash provided by operating activities was primarily attributable to $70.3 million net income, offset primarily by: (i) $15.0 million in non-cash items consisting of a $29.0 million deferred income tax benefit, offset in part by $4.9 million depreciation and amortization expense, $3.9 million increase in uncertain tax positions, $2.8 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, $1.8 million provision for billing adjustments, and $1.0 million fair value loss on common equity put options, (ii) $11.4 million increase in deposits and other current assets as a result of the Company making estimated federal and state income payments, (iii) $10.7 million decrease in deferred revenues as a result of less sales of magicJack devices, and (iv) $2.5 million decrease in accrued expenses and other current liabilities primarily attributable to common equity put options outstanding at December 31, 2012 being assigned to us in early 2013.

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

Cash Flow – Investing Activities

Net cash provided by (used in) investing activities was $6.4 million, $12.0 million, and ($4.7) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net cash provided by investing activities during the year ended December 31, 2014 was primarily attributable to $9.1 million net proceeds from the sale of investments, partially offset by $2.2 million used for purchases of property and equipment, and $0.5 million used for acquisition of certain intangible assets.

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

Cash Flow –Financing Activities

Net cash used in financing activities was $1.5 million, $20.2 million and $54.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net cash used in financing activities for the year ended December 31, 2014 consisted primarily of a payment of $1.5 million for the fourth of five installment payments for the purchase of certain intangible assets in 2011, partially offset by $27 thousand in proceeds from the exercise of stock options.

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

Stock Repurchase Program

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of December 31, 2014. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through December 31, 2014, and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. The Company repurchased 6,143,731 ordinary shares under this program through December 31 2014.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2014, and the Company does not expect to buy call options or sell common equity put options in the future as part of its share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2013 and 2012, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013 and (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012. The Company did not purchase any call option contacts or sell any put option contracts during the year ended December 31, 2014.

Other Liabilities

As of December 31, 2014, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which it is required to make a final non-interest bearing future payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a net present value of $1.4 million and $2.8 million at December 31, 2014 and 2013, respectively. Refer to Note 9, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that the Company’s aggregate contractual obligations as of December 31, 2014 are expected to have on its liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Intangible assets purchased	$1,500	$1,500	$-	$-	$-
Operating lease obligations	$2,363	$645	$941	$777	$-
Accrued severance pay *	$319	$-	$-	$-	$319
Uncertain tax positions	$18,860	$9,197	$-	$-	$9,663
Total contractual obligations	$23,042	$11,342	$941	$777	$9,982

* As of December 31, 2014, we had $0.2 million in severance pay funds in reserve to settle such liabilities.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks that are inherent in its financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect its results of operations or financial condition.

Exposure to Interest Rates

The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income the Company receives from its investments without incurring investment market volatility risk. The Company’s investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on the Company’s cash and cash equivalents. Due to the short-term nature of the Company’s cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of the Company’s portfolio as of December 31, 2014.

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

Our Investments

As a result of the Company investing its excess cash, it is also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which include call option and put option contracts. While the Company’s ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. As of December 31, 2014, the Company did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

The Company has sold put option contracts in connection with its share repurchase program in order to lower the average price paid for ordinary shares it purchases. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of the Company’s ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) the Company’s financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At December 31, 2014, the Company did not have any outstanding put option contracts.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Jerusalem, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 16, 2015

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$75,945	$45,997
Investments, at fair value	367	8,782
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $1,171 and $3,912, respectively	3,903	3,626
Inventories	5,635	4,490
Deferred costs	2,765	4,662
Prepaid income taxes	12,513	11,956
Deferred tax assets, current	13,341	11,267
Deposits and other current assets	1,170	818
Total current assets	115,639	91,598

Property and equipment, net	3,564	1,959
Intangible assets, net	9,473	15,656
Goodwill	32,304	32,304
Deferred tax assets, non-current	32,510	29,684
Deposits and other non-current assets	743	693
Total assets	$194,233	$171,894
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,879	$2,217
Income tax payable	9,197	2,020
Accrued expenses and other current liabilities	8,406	9,236
Deferred revenue, current portion	56,445	54,541
Total current liabilities	76,927	68,014

Deferred revenue, net of current portion	54,782	59,951
Other non-current liabilities	13,438	6,487
Total liabilities	145,147	134,452

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,032 and 25,029
shares issued at December 31, 2014 and 2013, respectively	111,771	111,744
Additional paid-in capital	10,414	3,692
Accumulated other comprehensive loss	-	(642)
Treasury stock (7,164 and 7,202 shares at December 31, 2014 and 2013, respectively)	(107,683)	(108,151)
Retained earnings	34,584	30,799
Total capital equity	49,086	37,442
Total liabilities and capital equity	$194,233	$171,894

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2014	2013	2012

Net revenues	$116,322	$143,492	$158,362
Cost of revenues	42,541	49,094	61,325
Gross profit	73,781	94,398	97,037

Operating expenses:
Marketing	20,434	14,293	23,181
General and administrative	33,912	26,998	27,697
Research and development	5,871	5,661	2,594
Total operating expenses	60,217	46,952	53,472
Operating income	13,564	47,446	43,565

Other income (expense):
Gains (losses) on investments	37	722	(738)
Interest and dividend income	117	318	783
Interest expense	(192)	(307)	(411)
Fair value (loss) gain on common equity put options	-	(1,047)	3,650
Other income, net	4	16	41
Total other (expense) income	(34)	(298)	3,325
Income before income taxes	13,530	47,148	46,890
Income tax expense (benefit)	9,745	(23,163)	(8,961)
Net income	3,785	70,311	55,851

Income per ordinary share:
Basic	$0.21	$3.81	$2.80
Diluted	$0.21	$3.81	$2.73

Weighted average ordinary shares outstanding:
Basic	17,831	18,468	19,916
Diluted	17,868	18,476	19,985

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$3,785	$70,311	$55,851
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to realized gain on investments	642	420	783
Net unrealized gain (loss) on marketable securities	-	432	(1,494)
Comprehensive income	$4,427	$71,163	$55,140

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL EQUITY (DEFICIT)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Common Stock				Treasury Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Number	Amount	Retained Earnings (Accumulated Deficit)	Total Capital (Deficit) Equity
Balance, December 31, 2011	24,344	$104,630	$497	$(783)	(3,170)	$(35,358)	$(95,363)	$(26,377)

Exercise of ordinary share options	270	1,230	-	-	-	-	-	1,230
Share-based compensation	29	531	651	-	133	2,008	-	3,190
Ordinary shares issued for purchase of								-
intangible assets	85	1,657	-	-	-	-	-	1,657
Purchase of treasury stock	-	-	487	-	(2,990)	(60,327)	-	(59,840)
Contributed services	-	-	94	-	9	136	-	230
Unrealized loss on marketable securities	-	-	-	(711)	-	-	-	(711)
Net income	-	-	-	-	-	-	55,851	55,851
Balance, December 31, 2012	24,728	108,048	1,729	(1,494)	(6,018)	(93,541)	(39,512)	(24,770)

Exercise of ordinary share options	1	-	-	-	-	-	-	-
Share-based compensation	-	-	2,307	-	32	499	-	2,806
Issuance of ordinary shares	-	-	(428)	-	36	428	-
Ordinary shares issued for purchase of								-
intangible assets	300	3,696	-	-	-	-	-	3,696
Purchase of treasury stock	-	-	84	-	(1,252)	(15,537)	-	(15,453)
Unrealized gain on marketable securities	-	-	-	852	-	-	-	852
Net income	-	-	-	-	-	-	70,311	70,311
Balance, December 31, 2013	25,029	111,744	3,692	(642)	(7,202)	(108,151)	30,799	37,442

Exercise of ordinary share options	3	27	-	-	-	-	-	27
Share-based compensation	-	-	7,190	-	-	-	-	7,190
Issuance of ordinary shares	-	-	(468)	-	38	468	-	-
Release of unrealized loss on marketable								-
securities to gains on investments	-	-	-	642	-	-	-	642
Net income	-	-	-	-	-	-	3,785	3,785
Balance, December 31, 2014	25,032	$111,771	$10,414	$-	(7,164)	$(107,683)	$34,584	$49,086

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$3,785	$70,311	$55,851
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	444	1,799	9,148
Share-based issuances	7,190	2,806	3,190
Depreciation and amortization	4,823	4,858	3,302
Impairment of intangible assets	2,464	-	-
Increase of uncertain tax positions	14,166	3,893	11
Deferred income tax (benefit)	(4,423)	(29,007)	(10,945)
Interest expense - non-cash	192	307	411
(Gains) losses on investments	(37)	(722)	738
Fair value loss (gain) on common equity put options	-	1,047	(3,650)
Contributed services	-	-	230
Change in operating assets and liabilities
Accounts receivable	(721)	579	(6,366)
Inventories	(1,145)	850	3,336
Deferred costs	1,897	2,404	1,484
Deposits and other current assets	(933)	(11,435)	385
Other non-current assets	(50)	100	324
Accounts payable	651	(473)	(4,155)
Income Taxes payable	-	1,059	961
Accrued expenses and other current liabilities	(287)	(2,495)	3,654
Deferred revenue	(3,265)	(10,711)	7,369
Other non-current liabilities	274	111	(16)
Net cash provided by operating activities	25,025	35,281	65,262

Cash flows from investing activities:
Purchases of investments	-	(368)	(129,166)
Proceeds from sales of investments	9,094	12,622	130,462
Purchases of property and equipment	(2,213)	(176)	(217)
Acquisition of intangible assets	(485)	(117)	(5,749)
Net cash provided by (used in) investing activities	6,396	11,961	(4,670)

Cash flows from financing activities:
Purchase of treasury stock	-	(18,704)	(66,509)
Proceeds from sale of common equity put options	-	-	12,185
Proceeds from exercise of ordinary share options	27	-	1,230
Payment of other non-current liabilities	(1,500)	(1,500)	(1,500)
Net cash used in financing activities	(1,473)	(20,204)	(54,594)
Net increase in cash and cash equivalents	29,948	27,038	5,998
Cash and cash equivalents, beginning of year	45,997	18,959	12,961
Cash and cash equivalents, end of year	$75,945	$45,997	$18,959

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2014	2013	2012

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$279	$12,578	$5
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$11	$-	$-
Ordinary shares issued for purchase of intangible assets	$-	$3,696	$1,657

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the years ended December 31, 2014, 2013 and 2012 were from sales to customers located in the United States.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2014, 2013 and 2012, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments of $0.2 million, $1.8 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decreases in the provision for billing adjustments is primarily due to the Company reaching certain settlement with large carriers.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $4.5 million, $5.2 million and $5.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Marketing Expenses

Marketing expenses of $20.4 million, $14.3 million and $23.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Advertising media buys	$13,922	$10,784	$13,102
Marketing personnel related	2,663	641	758
Other marketing projects	3,849	2,868	9,321
Total Marketing Expense	$20,434	$14,293	$23,181

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development costs. Research and development expenses were $5.9 million, $5.7 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Earnings per Ordinary Share

Net income per share attributable to the Company’s shareholders – basic, is calculated by dividing net income by the weighted average number of ordinary shares outstanding during each period, including redeemable ordinary shares (if applicable). Net income per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period, including redeemable ordinary shares (if applicable). Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares, restricted stock and outstanding put option contracts on the Company’s own stock (if applicable).

Cash and Cash Equivalents

The Company considers all financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Balance, beginning of period	$3,912	$20,498	$24,813
Change in provision for doubtful accounts	271	(3)	(182)
Change in provision for billing adjustments	174	1,802	8,929
Recoveries	(350)	-	-
Write-offs	(2,836)	(18,385)	(13,062)
Balance, end of period	$1,171	$3,912	$20,498

The Company settled certain carrier receivable disputes during the years ended December 31, 2014, 2013 and 2012, which resulted in the write-offs of approximately $2.8 million, $18.4 million and $13.1 million, respectively, of accounts receivables the Company had previously reserved.

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income and as a separate component of capital equity in the consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. We have never experienced any losses related to these balances. At December 31, 2014, the Company had cash and cash equivalents totaling $75.9 million, which included (i) $75.4 million in U.S. banks, and (ii) $0.5 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.7 million in one individual financial institution, were fully insured, except for $22 thousand that exceed insurance limits at December 31, 2014. The Company had money market accounts with a financial institution with balances totaling approximately $73.7 million.

One telecommunication carrier accounted for approximately 15% of gross accounts receivable at December 31, 2014. One telecommunication carrier accounted for approximately 28% of gross accounts receivable at December 31, 2013. For the years ended December 31, 2014, 2013 and 2012, no telecommunication carrier accounted for more than 10% of the Company’s total operating revenue.

One U.S. retail customer, Best Buy, accounted for approximately 17% and 10% of gross accounts receivable at December 31, 2014, and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, no retailer accounted for more than 10% of the Company’s total operating revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities, time deposits and common equity put options in the Company's own stock. As of December 31, 2014 and 2013, all of them are Level 1 instruments, except for debt securities, which are level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012, May 2013 and May 2014, respectively, and is required to make a non-interest bearing future payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total fair value of $1.4 million and $2.8 million at December 31, 2014 and 2013, respectively, with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at December 31, 2014 and 2013, respectively, and $1.3 million included in other non-current liabilities in the Company’s December 31, 2013 consolidated balance sheets. The Company believes that the $1.4 million carrying value approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.1 million unamortized discount at December 31, 2014 is being amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of December 31, 2014 and 2013, there were no common equity put options outstanding.

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

Long-lived Assets

The Company reviews long-lived assets subject to amortization and certain identified intangibles subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the years ended December 31, 2014, 2013 and 2012, there were no deemed impairments of long-lived assets.

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

In connection with the Company’s annual goodwill impairment analysis performed as of October 1, 2014, the annual measurement date, there is no impairment of such assets as of and for the years ended December 31, 2014, and 2013.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carryforwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

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

Comprehensive Income

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The difference between net income and comprehensive income is due to reclassification of unrealized gain or loss on marketable securities to realized gain or loss on investments and net unrealized gains or losses on marketable securities classified as available-for-sale.

Treasury Shares

The Company presents the cost of repurchasing treasury shares as a reduction in capital equity.

Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to the presentation in this report. These reclassifications did not affect previously reported net income or total shareholders’ equity.

Recent Accounting Pronouncements

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

NOTE 3 – INVESTMENTS

The Company’s marketable securities are classified as available-for-sale. As of December 31, 2014 and 2013, the available-for-sale securities consisted primarily of equity securities, debt securities and time deposits, which are invested in the following (in thousands):

	December 31, 2014
	Fair	Unrealized	Unrealized
	Value	Gains	Gains (Losses)
Time deposits	$367	$-	$-

	December 31, 2013
	Fair	Unrealized	Unrealized
	Value	Gains	Gains (Losses)
Common equity securities	$8,415	$-	$(642)
Time deposits	367	-	-
Total	$8,782	$-	$(642)

The fair market value of common equity securities at December 31, 2013 was determined based on unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. The fair value of time deposits at December 31, 2014 and 2013 was determined based on its face value, which approximates its fair value and is a Level 1 input.

As of December 31, 2013, the Company considers the declines in market value of its marketable security to be temporary in nature and does not consider its investment in common equity securities other-than-temporarily impaired. Fair values were determined for each individual marketable security. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more-likely-than-not it will be required to sell, the investment before recovery of the investment’s cost basis. The Company has no marketable securities at December 31, 2014.

Gains (losses) on investments for the years ended December 31, 2014, 2013 and 2012 was $37 thousand, $0.7 million and ($0.7) million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million, $0.4 million and $0.8 million, respectively.  The amounts reported as unrealized gains or losses in the consolidated statements of comprehensive income are reported gross of the tax effect of the reported gains or losses.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2014	2013

Raw materials	$2,793	$1,266
Finished goods	2,842	3,224
Total	$5,635	$4,490

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. There were no write-downs of obsolete inventory for the years ended December 31, 2014 and 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2014	2013

Switches	3 - 15	$8,436	$7,099
Computers	3	2,707	2,370
Furniture	5	257	160
Leasehold-improvements	*	681	228
Accumulated depreciation and amortization		(8,517)	(7,898)
Total		$3,564	$1,959

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.6 million and $0.5 million, respectively. During the year ended December 31, 2012, the Company changed the estimated useful lives of some of its servers and other ancillary equipment from 3 years to either 10 or 15 years in order to more accurately reflect the expected useful lives of such equipment. This change in estimate was effective January 1, 2012 and was accounted on a prospective basis in accordance with ASC Subtopic 250-10, “Accounting Changes and Error.” As a result of this change in estimate, the Company recorded $0.1 million more depreciation expense for the year ended December 31, 2014, and $0.6 million and $1.0 million less depreciation expense for the years ended December 31, 2013 and 2012, respectively. This change in estimate resulted in a negative impact to net income and diluted earnings per share of $0.1 million and $0.00 per share, for the year ended December 31, 2014, and a positive impact to net income and diluted earnings per share of $0.6 million and $0.03 per share, respectively for the years ended December 31, 2013, and $1.0 million and $0.05 per share, respectively, for the year ended December 31, 2012.

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2014 and 2013, the Company had intangible assets with carrying values of $9.5 million and $15.7 million, respectively. Identified intangible assets not subject to amortization at December 31, 2014 and 2013 consisted of tradename and domain names with combined carrying value of $1.2 million. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		December 31, 2014				December 31, 2013
	Estimated Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$5,221	$(4,554)	$667	5.37	$5,221	$(4,254)	$967	6.19
Intellectual property rights	3 - 17	14,161	(7,713)	6,448	6.70	14,161	(5,280)	8,881	5.69
Covenants not-to-compete
and not-to-sue	2 - 5	2,085	(1,494)	591	1.42	5,781	(1,385)	4,396	1.97
Tradename	3 - 6	321	(297)	24	1.00	321	(274)	47	2.00
Customer relationships	5 - 7	750	(660)	90	2.58	750	(581)	169	3.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Other		470	(28)	442	4.00	-	-	-
Total		$23,808	$(15,546)	$8,262		$27,034	$(12,574)	$14,460

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $4.2 million, $4.3 million and $2.8 million, respectively. Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million included in general and administrative expense related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets. Amortization expense for the year ended December 31, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company stopped selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at December 31, 2014, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2015	$2,733
2016	1,675
2017	1,441
2018	964
2019	558
Thereafter	891
$8,262

NOTE 7 – GOODWILL

As of December 31, 2014 and 2013, the Company had goodwill with a carrying value of $32.3 million. There were no changes in goodwill during the years ended December 31, 2014, 2013 and 2012.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013

magicJack devices	$10,619	$14,855
Access right renewals	43,231	37,108
Prepaid minutes	2,595	2,578
Deferred revenue, current	56,445	54,541

Deferred revenue, non-current*	54,782	59,951
Total deferred revenues	$111,227	$114,492

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2014 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2015	$56,445
2016	20,245
2017	15,676
2018	10,398
2019	4,763
Thereafter	3,700
$111,227

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $19.7 million, $22.1 million and $27.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9 – OTHER LIABILITIES

As of December 31, 2014 and 2013, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make a non-interest bearing future payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total net present value of $1.4 million and $2.8 million at December 31, 2014 and 2013, respectively, with $1.4 million and $1.5 million included in accrued expenses and other current liabilities at December 31, 2014 and 2013, respectively, and $1.3 million included in other non-current liabilities in the accompanying December 31, 2013 consolidated balance sheet.

As of December 31, 2014 and 2013, the Company had recorded a non-current liability for uncertain tax positions of $11.1 million and $4.4 million, respectively.

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

The Order broadly reformed the system of default rates that apply to payments between regulated service providers going forward, but did not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep.

The Federal Communications Commission clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. The FCC’s Declaratory Ruling will be applied retroactively. The Company cannot guarantee that the outcome of any future proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

In 2013 as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. customers who have access to 911 services through their magicJack services, and who has provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

At its February 26, 2015, Open Meeting, the FCC voted to reclassify broadband internet access - the retail broadband service Americans buy from cable, phone, and wireless providers - as a telecommunications service and subject it to a “light-touch, Title II” regulatory approach similar to that used to regulate mobile voice services. Saying it was “tailoring the application of Title II for the 21st century,” the FCC announced new rules to ensure that America’s broadband networks are fast, fair, and open. Significantly, the new rules will apply equally to fixed and mobile broadband networks.

The FCC adopted three new bright-line rules as follows:

•	No Blocking: Broadband providers may not block access to legal content, applications, services, or non-harmful devices.

•	No Throttling: Broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices.

•
No Paid Prioritization: Broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind - in other words, no “fast lanes.” This rule also bans Internet Service Providers (ISPs) from prioritizing content and services of their affiliates.

The FCC also adopted a fourth new rule in the form of a forward-looking standard. This rule is intended to address concerns that may arise with new practices that do not fall within one of the three bright line rules. It will be applied on a case-by-case basis to address questionable practices as they occur. Among the considerations will be the effect of the practice on competitors and consumers.

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

On February 3, 2015 the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, Telecommunications Relay Service (TRS), Local Number Portability (LNP), North American Numbering Plan (NANP), and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations. The Company believes it is not an interconnected VoIP provider as currently defined by the FCC.

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

Rural Call Completion reporting - The FCC’s Wireline Competition Bureau has provided additional guidance regarding the identification of answered calls under the FCC’s rural call completion rule. Specifically, the Bureau clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. Although the Office of Management and Budget (OMB) approved the data collection on January 29, 2014, the FCC has not yet announced an effective date or the date when covered providers must begin recording the required data. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

State and Municipal Taxes - The Company believes that it files all required tax returns and pays all required taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida and California on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida and California. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida and California. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that The Company is required to collect sales taxes or other taxes from direct sales for states other than Florida and California on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on case by case bases whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

Fiscal Year	Estimated Rent Payments

2015	$645
2016	486
2017	456
2018	465
2019	311
Thereafter	-
$2,363

Rent expense for the Company’s real property leases were $0.9 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 11 – ORDINARY SHARES, TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

Ordinary Shares

During the year ended December 31, 2013, the Company issued 300,000 ordinary shares valued at approximately $3.7 million based on the quoted market price of the Company’s ordinary shares to the Company’s founder, Mr. Daniel Borislow, as consideration for entering into in exchange for his obligations under an agreement, which provides, amongst other things, that: (i) Mr. Borislow will not have any ongoing involvement in the business or operations of the Company or any of its subsidiaries, (i) a standstill requirement  under which Mr. Borislow has agreed, for a period of two years, to refrain from taking certain actions as a shareholder of the Company, (iii) an agreement not to compete with the Company or to solicit its employees without the Company’s consent for two years, and (iv) the assignment of certain intellectual property rights by Mr. Borislow for the benefit of the Company. The Company recorded this consideration for the aforementioned agreement as an intangible asset and was amortizing it over the two-year period covered under this agreement. Due to the passing of Mr. Borislow in July 2014, the Company recorded an impairment charge of $2.5 million during the third quarter of 2014 which is included in general and administrative expense related to the write-off of the remaining net carrying value associated with the agreement not to compete.

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

Treasury Stock and Fair Value (Loss) Gain on Common Equity Put Options

The Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million as of December 31, 2014. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through December 31, 2014, and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased, not yet retired, are recorded as treasury shares. The Company repurchased 6,143,731 ordinary shares under this program through December 31, 2014.

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company may repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions.  The remaining $8.7 million remaining under the company’s prior $100 million repurchase program has been terminated.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2014. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the years ended December 31, 2013 and 2012, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013, and (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012.  The Company did not purchase any treasury shares during the year ended December 31, 2014.

On November 6, 2013, the Company repurchased 1,062,092 of its ordinary shares at $12.24 per share, for an aggregate purchase price of approximately $13.0 million (and fair value of $12.32 per share, or $13.1 million) in privately negotiated repurchase agreements with the independent trustees of two irrevocable trusts previously created by the Company’s founder, Mr. Daniel Borislow.

On December 31, 2014, the Company issued 35,967 of its ordinary shares held as treasury shares with a cost of $0.4 million, $12.24 per share (and fair value of $0.3 million, $8.12 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting.  In March 2014, the Company issued 2,015 of its ordinary shares held as treasury shares with a cost of $24 thousand, $12.24 per share (and fair value of $42 thousand, $20.71 per share), to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting.

On December 31, 2013, the Company issued 35,967 of its ordinary shares held as treasury shares with a cost of $0.4 million, $12.24 per share (and fair value of $0.4 million, $11.91 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting.

In March 2013, the Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a liability.

The Company issued 133,178 of its ordinary shares held as treasury shares with a cost of $2.0 million, $15.08 per share (and a fair value of $2.5 million, $18.44 per share), to employees and outside consultants for services rendered in 2012. The Company also issued 8,787 of its ordinary shares held as treasury shares with a cost of $136 thousand, $15.48 per share (and a fair value of $150 thousand, $17.07 per share), to an outside consultant for contributed services in connection with the Company's purchase of certain intangible assets in 2012.

The changes in treasury stock during the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2014		2013		2012
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	7,202,242	$108,151	6,018,246	$93,541	3,170,262	$35,358
Ordinary shares purchased through
the stock repurchase program			190,000	2,453	2,989,949	60,327
Ordinary shares issued to settle
liabiity			(32,129)	(499)	(133,178)	(2,008)
Ordinary shares issued for
contributed services	-	-	-	-	(8,787)	(136)
Ordinary shares issued due to
vesting of restricted stock units	(37,982)	(468)	(35,967)	(428)	-	-
Other purchases			1,062,092	13,084	-	-
Balance, end of period	7,164,260	$107,683	7,202,242	$108,151	6,018,246	$93,541

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of December 31, 2014, the aggregate number of shares subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s  share-based compensation expense consisting of ordinary share options, issued restricted stock units and ordinary shares for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Ordinary share options	$6,072	$1,685	$203
Restricted stock units	1,118	721	-
Ordinary shares	-	400	2,987
	$7,190	$2,806	$3,190

The detail of total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$465	$-	$12
Marketing	1,594	408	427
General and administrative	4,166	2,200	2,472
Research and development	965	198	279
	$7,190	$2,806	$3,190

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for years ended December 31, 2014, 2013 and 2012 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2012	290,232	$4.86	1.66	$2,554
Granted	-	$-
Exercised	(270,088)	$4.54
Expired or cancelled	(8,644)	$16.17
December 31, 2012	11,500	$3.85	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Vested at December 31, 2014	871,226	$15.04	3.59	$-

Exercisable at December 31, 2014 and expected to vest **	871,226	$15.04	3.59	$-

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options.
** Options expeted to vest reflected an estimated forfeiture rate.

Share-based compensation expense recognized for ordinary share options was approximately $6.1 million, $1.7 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2014, 2013 and 2012 was $42 thousand, $12 thousand, and $3.8 million, respectively. As of December 31, 2014, there was approximately $6.5 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 1.58 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not issue ordinary shares options in 2012. The weighted average fair value of ordinary share options granted during the years ended December 31, 2014 and 2013 was $6.22 and $7.47, and was measured at the date of grant using the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Expected term (in years)	3.2 - 3.5	3.4 - 3.6
Dividend yield	0.00%	0.00%
Expected volatility	57.2% to 58.8%	57.5% to 84.9%
Risk free interest rate	1.07% to 1.64%	1.42% to 1.55%
Forfeiture rate	0.00%	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plan, which may vest based on service or a combination or service and other conditions, such as market. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the year ended December 31, 2013, the Company granted certain officers and directors 190,713 restricted stock units under the 2013 Plans, comprised of 138,357 service-based restricted stock units and 52,356 market and service condition restricted stock units. The vesting of the market and service condition is based on the Company’s ordinary shares being above $16.29 per share at the vesting dates, or closing at a five-day average above $16.29 per share after the vesting date. During the year ended December 31, 2014 the Company granted certain officers, directors and consultants 30,500 service based restricted stock units under the 2013 plan.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2014 and 2013:

		Average
	Number of	Fair Value
	Shares	at Grant Date
January 1, 2013	-	$-
Granted	190,713	$14.15
Vested	(35,967)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2013	154,746	$14.08

Granted	30,500	$19.15
Vested	(37,982)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2014	147,264	$15.05

During the years ended December 31, 2014 and 2013, the Company recognized $1.1 million and $0.7 million in share-based compensation expense related to restricted stock units. As of December 31, 2014, there was $1.4 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.14 years.

The Company recorded share-based compensation costs from ordinary share options and restricted stock units, related deferred tax assets and tax benefits of $7.2 million, $4.2 million and $1.6 million, respectively, in 2014, $2.8 million, $0.3 million and $0.7 million, respectively, in 2013 and $3.2 million, $0 and $50 thousand, respectively, in 2012.

NOTE 13 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

Components of Income Before Tax Expense

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

United States	$(4,510)	$13,808	$39,090
Foreign	18,040	33,340	7,800
	$13,530	$47,148	$46,890

Components of Income Tax Provision

The components of the income tax provision (benefit) in 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$769	$1,482
State	2	(6)	502
Foreign	-	1,188	-
Current provision (benefit)	2	1,951	1,984

Deferred:
Federal	(1,774)	(5,942)	(3,873)
State	(165)	(540)	(1,312)
Foreign	(2,484)	(22,525)	(5,760)
Deferred (benefit) provision	(4,423)	(29,007)	(10,945)

Uncertain tax positions	14,166	3,893	-

Total income tax (benefit) provision	$9,745	$(23,163)	$(8,961)

Effective Tax Rate Reconciliation

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013		2012

Federal tax at statutory rate	34.00%	35.00%		34.00%
State and local taxes, net of federal	3.16	3.18		3.60
Unrealizable taxable gains from revaluation	45.01	0.00		0.00
Non taxable income	0.00	0.00		(2.93)
Effect of exchange rate on deferred taxes	18.84	0.00		0.00
Foreign results at rates other than domestic	(27.08)	(9.31)		(1.11)
Uncertain tax positions	47.60	8.25		0.00
Anticipated benefit on increase in foreign NOL	(38.77)	0.00		0.00
Other	0.63	(0.28)		0.81
Valuation allowance	(11.36)	(85.97)		(53.48)
Effective tax rate	72.03%	(49.13	) %	(19.11	) %

The Company operates in the U.S. and Israel, and its Israeli operations are subject to income tax rates of 26.5% in 2014 (25.0% in 2013 and 2012) that are lower than the Company’s federal income tax rate. The income tax provision (benefit) for both 2014 and 2013 include items that have resulted in significant variances in the Company’s effective tax rate and in comparison to statutory rates. To better describe the net effect of the uncertain tax positions on the effective tax rate, the Israeli items are listed as discrete items in the reconciliation.

For the year ended December 31, 2014, the Company recorded income tax expense of $9.7 million, which differed from the expected tax provision of $5.0 million, using the statutory rate of 34%, primarily due to an increase in the U.S. uncertain tax positions of $6.4 million, as well as the effect of changes in the exchange rate on both the Company’s net deferred tax assets associated with its Israeli operations of $2.5 million, and taxable unrealized gains on revaluation of foreign currency rates on the Israeli parent’s U.S. dollar denominated assets of $6.4 million, primarily on the intercompany receivable. These items were partially offset by an income tax benefit in the Company’s foreign taxes associated with expected revisions to jurisdictional income allocations resulting from the IRS audit examination of $5.3 million, and by the jurisdictional rate differential between the U.S. and Israel of $3.7 million and an adjustment of our estimate of the required valuation allowance of $1.2 million. The Company’s Israeli operations resulted in an income tax provision of $5.2 million, an effective tax rate of 28.9%, and its domestic operations recorded a provision of $4.5 million for the year ended December 31, 2014.

For the years ended December 31, 2013 and 2012, the Company recorded an income tax benefit of $23.2 million and $9.0 million, respectively, primarily related to the release of $40.5 million and $10.9 million, respectively, of our valuation allowance. Prior to 2012, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2012, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating taxable income, and again reevaluated our position in 2013, and accordingly, we released additional amounts of our valuation allowance.

The effective tax rate in the future may be affected by the realization of previously unrecognized deferred tax assets being recovered from future taxable income, the mix of foreign sourced versus domestic income and the effect of any significant changes in foreign currency rates.

Components of Deferred Income Tax

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Deferred revenue, net of deferred costs	$2,815	$-	$2,860	$2,421
Domestic net operating loss carryforward	-	1,870	-	1,749
Foreign net operating loss carryforward	8,745	32,995	8,745	32,983
Basis difference in intangible assets	-	4,117	-	2,862
Allowance for doubtful accounts	45	-	171	-
Currently non-deductible interest - subsidiary	-	4,790	-	2,253
Currently non-deductible expenses and other	5,720	967	3,714	613
Capital loss carryforwards	-	17	133	16
Total deferred tax assets	17,325	44,756	15,623	42,897

Deferred tax liabilities:
Basis difference in goodwill	-	(866)	-	(532)
Basis difference in fixed assets	-	(612)	-	(466)
Total deferred tax liabilities	-	(1,478)	-	(998)

Valuation allowance	(3,984)	(12,246)	(4,356)	(13,213)

Net deferred taxes	$13,341	$31,032	$11,267	$28,686

Valuation Allowance

At December 31, 2014, the Company had valuation allowances related to deferred tax assets associated with net operating losses of an inactive foreign subsidiary, and unrealized gains on prior year transactions associated with the Company’s common equity put options.  These deferred tax assets do not meet the more likely than not threshold that they will be realized.

In 2013 and 2012, the Company released the majority of the valuation allowances based on our assessment of the positive and negative evidence. When assessing all available evidence, the Company considers an important piece of objective evidence the extent to which it has made pre-tax income or losses over the most recent three year period. Historically through 2011, the Company had maintained a full valuation allowance on its net deferred tax assets principally because it had been in a cumulative pre-tax loss position and also based on its deferred tax asset reversal pattern in the U.S. jurisdiction. In 2012, and in 2013, the Company experienced significant improvement in its operating results and generated strong pre-tax income in the U.S. and Israel.

More broadly, the Company’s assessment for the years ended December 31, 2013 and 2012 considered the following positive and negative evidence.

Positive evidence

The Company has generated cumulative pre-tax income in the U.S and Israel of more than $61.5 million and $31.8 million, respectively, for the three year period ended December 31, 2014, and has utilized some of its available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

The U.S. and Israel require approximately $34.5 million and $111.0 million in future taxable income, respectively, to realize the deferred tax assets at December 31, 2014. The Company’s Israeli net operating loss carryforwards are not subject to expiration and its financial performance has continued to improve despite challenging macroeconomic conditions.

Negative evidence

The negative evidence consists primarily of the Company’s history of significant pre-tax losses dating back to years prior to the merger in 2010. In total, the U.S. group of companies has approximately $0.5 million of federal and $0.9 million of state deferred tax assets related to $1.3 million of federal and $8.3 million of state net operating losses which expire over periods ranging through 2034. The Israeli group of companies has approximately $41.7 million of deferred tax assets related to $157.5 million of net operating loss carryforwards, which has accumulated over many years. Of the total Israeli group combined net operating losses, $50.5 million are limited in use as these net operating losses relate to specific subsidiaries, which are currently inactive and a valuation allowance remains against those losses. The Company believes that the combined impact of a number of Company specific and industry specific developments over recent years makes it unlikely that the repeated annual losses incurred prior to the year ended December 31, 2012 would recur.

In addition, the Company considered negative evidence in connection with various industry specific factors. The market in which the Company participates is highly competitive and could be impacted by changes in technology. If the Company does not compete effectively, its operating results may be harmed by loss of market share and revenues. The Company may also face difficulty in attracting new customers, and if it fails to attract new customers, its business and results of operations may suffer. The Company also relies on independent retailers to sell the magicJack devices, and disruption to these channels would harm its business. In 2014, the Company incurred losses in its domestic operations, but it does not expect those losses to repeat in 2015.

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

In 2013, the Company performed a detailed analysis utilizing then available plans and estimates, and released valuation losses totaling $40.5 million ($11.7 million in the U.S. and $29.8 million in Israel) recorded against its deferred tax assets at December 31, 2013. The Company determined that a remaining valuation allowance estimated at $17.6 million as of December 31, 2013 was necessary to reduce the deferred tax assets to the amount that will more-likely-than-not be realized. The valuation allowances at December 31, 2014 were provided for deferred tax assets associated with net operating losses of an inactive foreign subsidiary, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.

The reconciliation of the valuation allowance for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013

Balance, beginning of period	$17,569	$55,389
Changes to the valuation allowance	(1,339)	(37,820)
Balance, end of period	$16,230	$17,569

Uncertain Tax Positions

The Company reassesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s consolidated financial statements.

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During fiscal 2013, the Company received notice that the IRS was going to examine its tax returns for 2010 and 2011.  In October 2014, the Company was informed that the IRS that it was going to expand its audit to include the Company’s 2012 and 2013 tax returns. Presently, the parties are negotiating a potential settlement of all years under audit.  Based upon the present state of the settlement negotiations, the jurisdictional income of the U.S. will likely be increased for tax years 2011, 2012 and 2013, and the Company has recorded a $4.9 million increase to its uncertain tax positions pending final settlement of the examinations. The increase in the U.S. jurisdictional income would result in a decrease in the Company’s Israeli jurisdictional income. The decrease in Israeli income, in turn, would increase the Company’s Israeli net operating losses, resulting in an additional tax benefit of $5.3 million for the year ended December 31, 2014. The tax years 2007 through 2014 remain open to examination by other major taxing jurisdictions to which The Company is subject.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	December 31,
	2014	2013	2012

Unrecognized tax benefits, opening balance	$5,677	$354	$343
Gross increases - tax positions in prior period	6,978	5,323	11
Gross increases - tax positions in current period	6,205	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits, ending balance	$18,860	$5,677	$354

As of December 31, 2014, 2013, and 2012, there were $12.5 million, $5.3 million, and $11 thousand of unrecognized tax benefits, respectively, that if recognized, would favorably affect the Company’s annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s consolidated statements of operations and the corresponding liability is included in income taxes payable and other non-current liabilities in its consolidated balance sheets.

As of December 31, 2014 and 2013, $11.1 million and $4.4 million, respectively, was included in other non-current liabilities in the Company’s consolidated balance sheets for uncertain tax positions. As of December 31, 2014 and 2013, $7.5 million and $0.0, respectively, was included in income taxes payable in the Company’s consolidated balance sheets for uncertain tax positions.  The amount of interest and penalties recognized by the Company in the years ended December 31, 2014, 2013 and 2012 was $701 thousand, $183 thousand and $140 thousand, respectively.

As of December 31, 2014, the Company has a prepaid income taxes balance of $12.5 million which is available to offset potential payments related to the uncertain tax liabilities disclosed above.

NOTE 14 – INCOME PER SHARE

Net Income per share attributable to the Company’s ordinary shareholders – basic, is calculated by dividing net income by the weighted average number of ordinary shares outstanding during each period. Income per share attributable to the Company’s ordinary shareholders – diluted, is computed using net income adjusted for gains or losses on in-the-money dilutive shares, and dividing it by the weighted average number of ordinary and potentially diluted ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares and outstanding put option contracts on the Company’s own stock (if applicable).

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$3,785	$70,311	$55,851
Dividends on redeemable ordinary shares	-	-	-
Net income attributable to ordinary shareholders	3,785	70,311	55,851
Gains on in-the-money common equity put options	-	-	(1,301)
Diluted net income attributable to ordinary
shareholders	$3,785	$70,311	$54,550

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,831	18,468	19,916
Effect of dilutive options and/or restricted stock units to
purchase ordinary shares	-	8	9
Effect of dilutive options and/or restricted stock units
exercised or expired during the year	37	-	49
Effect of dilutive common equity put options outstanding	-	-	11
Denominator for diluted net income per share - weighted
average ordinary shares outstanding *	17,868	18,476	19,985

Net income per ordinary share attributable to shareholders
Basic	$0.21	$3.81	$2.80
Diluted	$0.21	$3.81	$2.73

*Options to purchase 2,037,107 ordinary shares and 147,264 restricted stock units outstanding for the year ended December 31, 2014 were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the ordinary shares and their inclusion would have been antidilutive. Options to purchase 1,274,637 ordinary shares and 190,713 restricted stock units outstanding for the year ended December 31, 2013 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 30 ordinary shares outstanding during the year ended December 31, 2012 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive.

NOTE 15 – SUBSEQUENT EVENTS

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company may repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions.  The remaining $8.7 million remaining under the company’s prior $100 million repurchase program has been terminated.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2014 and 2013 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2014
Net revenues	$35,313	$29,480	$25,813	$25,716	$116,322
Gross Profit (3)	22,291	18,088	16,336	17,066	73,781
Operating income (loss)	7,601	3,354	(804)	3,413	13,564
Net income (loss)	5,319	2,269	(1)	(3,802)	3,785
Earnings (loss) per ordinary share: (2)
Basic	0.30	0.13	(0.00)	(0.21)	0.21
Diluted	0.30	0.13	(0.00)	(0.21)	0.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2013
Net revenues	$36,877	$32,902	$35,533	$38,180	$143,492
Gross Profit	25,734	20,846	23,399	24,419	94,398
Operating income	15,240	9,639	12,651	9,916	47,446
Net income (1)	9,586	6,508	8,903	45,314	70,311
Earnings per ordinary share: (1) (2)
Basic	0.51	0.35	0.48	2.51	3.81
Diluted	0.51	0.35	0.48	2.50	3.81

(1) Material adjustments were made in the fourth quarter of 2014 to record uncertain tax positions of $6.7 million and the impact of exchange rates on foreign tax assets of $2.5 million. Material adjustments were made in the fourth quarter of 2013 to record $40.5 million of release of valuation allowance against deferred tax assets and record uncertain tax positions of $3.9 million.

(2) The sum of quarterly earnings (loss) per ordinary share amounts may not add to the annual earnings (loss) per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(3) Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million during the third quarter of 2014 related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Income Tax Material Weakness

During the year ended December 31, 2013, we completed our plan to remediate a material weakness in our internal controls over reviewing and monitoring the accuracy of our income tax provision and accounting for income taxes. As of December 31, 2014, management assessed and concluded that the internal controls over accounting for income taxes were effective. Therefore, the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2014.

During 2013, we completed the following actions related to our remediation plan:

•	engaged highly qualified tax professionals;

•	retained and/or more fully utilized tax advisors with significant experience in domestic and multinational income taxes and tax-related issues;

•	improved existing controls, as well as designed and implemented additional controls around our income tax processes; and

•	expanded and improved the processes around the review and contemporaneous documentation of our ongoing income tax accounting procedures, tax positions and strategies.

We will continue to focus on maintaining the system of internal controls that was developed and implemented over the last three years and make enhancements when and where necessary. Additionally, we will continue to engage and consult with qualified tax professionals on our tax processes as required.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the 2013 COSO framework). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Jerusalem, Israel

We have audited magicJack VocalTec Ltd.’s and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, magicJack VocalTec Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec, Ltd. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 16, 2015

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We refer you to our Proxy Statement for the 2015 Annual General Meeting of Shareholders under the captions "Corporate Governance," "Report of the Audit Committee," "Biographies of our Board Nominees." "Meetings and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

We refer you to our Proxy Statement for the 2015 Annual General Meeting of Shareholders under the captions "Executive Compensation and Related Matters," including "Compensation Discussion and Analysis" and "Management Planning and Development Committee Report," which sections are incorporated by reference herein.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We refer you to our Proxy Statement for the 2015 Annual General Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners and Management," and "Approval Of Related Party Transactions Under Israeli Law," which sections are incorporated by reference herein.

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2014, which section is incorporated by reference herein.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We refer you to our Proxy Statement for the 2015 Annual General Meeting of Shareholders under the captions "Corporate Governance" and "Certain Relationships and Related Transactions," which sections are incorporated by reference herein.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to our Proxy Statement for the 2015 Annual General Meeting of Shareholders under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm," which section is incorporated by reference herein.

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

10.15
Consulting Agreement, dated May 11, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo,* filed with the SEC on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

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
10.21
Amendment to magicJack VocalTec Ltd. 2013 Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.22
Amendment to magicJack VocalTec Ltd. 2013 Israeli Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.23
Omnibus Agreement dated November 5, 2013 between magicJack VocalTec Ltd. And Daniel Borislow, field with the SEC on November 12, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

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

10.26
Private Placement Agreement, dated as of November 5, 2013, between magicJack Vocaltec Ltd. and Trustee of the DMB 2012 Family Trust, filed with the SEC on November 12, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.27
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

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: March 16, 2015	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: March 16, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	March 16, 2015

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2015

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	March 16, 2015

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 16, 2015

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 16, 2015

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	March 16, 2015
/s/ Richard Harris —————————————— Richard Harris	Director	March 16, 2015