Form 10-K/A
period 2014-12-31
MAGICJACK VOCALTEC LTD
filed 2015-04-30
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Large accelerated filer ☐  Accelerated filer ⌧ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ⌧

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $163,981,269.

The number of the registrant’s ordinary shares outstanding as of March 31, 2015 was 17,870,112.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Form 10-K") is being filed by magicJack VocalTec Ltd. (the "Company") with the Securities and Exchange Commission (the "SEC") to amend the Original Form 10-K to include the information required to be disclosed by April 30, 2015 under Part III, Items 10-14 of Form 10-K.  Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and attached as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 16, 2015 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors

DONALD A. BURNS, 51, was appointed to the Company’s Board of Directors (the “Board”) on December 17, 2010, and has served as Chairman of the Board since January 1, 2013. Mr. Burns served as President of YMax Corporation (“YMax”) from March 2007 to February 2008, Director of YMax from March 2007 to June 2009 and Chairman of the Board of Directors of YMax from February 2008 to June 2009. In 1993, Mr. Burns founded Telco Communications Group, Inc., a telecommunications company, and its Dial & Save subsidiaries, and served as the Chief Executive Officer and Vice Chairman until the company was sold to Excel Telecommunications, Inc. in 1997. Mr. Burns is the Founder and President of The Donald A. Burns Foundation, Inc. Mr. Burns attended the University of Maryland.  Mr. Burns qualifications for our Board include his leadership skills and years of experience working in the telecommunications industry.

RICHARD HARRIS, 67, was appointed to the Board on March 26, 2013.  Mr. Harris is founder and president of Harris & Associates, a nineteen-year-old consulting firm specializing in financial, operational and strategic consulting services to start-up and high growth telecommunications and technology firms. Mr. Harris’ experience includes strategic planning, capital formation, corporate valuations, litigation support and expert testimony. He has served as Chief Financial Officer for Independent Wireless One; as Vice President operations, finance and administration for Horizon Cellular Telephone Company; as Vice President and Chief Financial Officer for Metrophone Cellular Communications Company; as Chief Financial Officer for Nobel Learning Centers; as Controller for Harrah’s Atlantic City and as audit manager for Coopers and Lybrand.  He has served on the Board of Directors and as Chairman of the finance committee of Amtrol Inc. since 2007. Mr. Harris holds an MBA in Finance from the Wharton School in Philadelphia, a BS in Accounting from the Pennsylvania State University and has CPA licenses in Pennsylvania and New Jersey.  Mr. Harris contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his consulting work in the telecommunications industry and his experience as a Chief Financial Officer in public companies.

YOSEPH DAUBER, 79, was appointed to the Board in August 2006. In August 2012, Mr. Dauber was appointed for a third three-year term as an external director. Mr. Dauber has served as a director of NICE Systems Ltd. since April 2002. Mr. Dauber also serves on the board of directors of S. Shlomo Holdings Ltd. and Delek Group. Mr. Dauber is currently the Chairman of Kcps Manof Fund. Until January 2009, Mr. Dauber served as a director of Clal Insurance Holdings Company. From September 2003 and until November 2008 he served on the board of directors of Bank Hapoalim. Mr. Dauber joined Bank Hapoalim in 1973. In July 1988, he became a member of the Board of Management of Bank Hapoalim. Beginning 2001 until June 2002, he was Deputy Chairman of the Board of Management and joint Managing Director of Bank Hapoalim. From 2002 to 2003, he served as Chairman of the Israel Maritime Bank Ltd. Mr. Dauber has also served on the board of directors of Lodzia Rotex Ltd. and Afcon Industries Ltd. Mr. Dauber holds a Bachelor’s degree in Economics and Statistics from the Hebrew University in Jerusalem and a Masters degree in Law from Bar Ilan University.  Mr. Dauber contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his board experience and his background in management, economics and law.  In addition, under Israeli law, we are required to appoint at least two directors who satisfy the criteria for external directors as defined in the Israel Companies Law, 5759-1999, as currently amended (the “Companies Law”) and Mr. Dauber satisfies these criteria.

TAL YARON-ELDAR, 51, was appointed to the Board in April 2011 and re-appointed in April 2014. Since January 2004, she has served as the Chief Executive Officer of Arazim Investment Company, a publicly traded real estate investment company. She was a partner with the law firm Cohen, Yaron-Eldar & Co. from July 2004 to March 2007, when she became a partner with the law firm of Tadmor & Co. Ms. Yaron-Eldar has also served in a variety of public positions, including Chief Legal Advisor of the Customs and V.A.T. Department of the Finance Ministry of the State of Israel from 1998 to 2001 and as the Commissioner of Income Tax and Real Property Tax Authority of the State of Israel from 2002 to 2004. She currently serves as a director of Rosetta Genomics Ltd., a biotech company traded on Nasdaq; Alliance Ltd., a tire manufacturing company traded on the Tel Aviv Stock Exchange; Meditechnika Ltd., a medical appliances company traded on the Tel Aviv Stock Exchange; and Juno Capital. Ms. Yaron-Eldar holds an MBA, specializing in finance, and an LLB from Tel Aviv University, and is a member of the Israeli Bar Association.  She contributes to the mix of experience and qualifications the Board seeks to maintain primarily through her legal, tax and finance experience.  In addition, under Israeli law, we are required to appoint at least two directors who satisfy the criteria for external directors as defined in the Companies Law, and Ms. Yaron-Eldar satisfies these criteria.

DR. YUEN WAH SING, 60, was appointed to the Board upon the consummation of the 2010 business combination between VocalTec Communications Ltd. (“VocalTec”) and YMax on July 16, 2010. Dr. Sing has been the President of TigerJet Network, Inc. (“TigerJet”), currently a wholly owned subsidiary of YMax, since June 2008. Dr. Sing brings more than 30 years of semiconductor and VoIP communication industry experience to the Company. He has served as a director of YMax since 2008 and as its Chairman since October 2009. Prior to its acquisition by YMax in 2008, from 1998 to 2008, Dr. Sing founded and was the Chief Executive Officer of TigerJet. Prior to founding TigerJet, Dr. Sing was the founder of 8x8 Inc./Packet 8, a video conferencing and VoIP company and served as Executive Vice President and Vice Chairman from 1987 to 1997. Dr. Sing received a PhD and MS degree in electrical engineering from the University of California, Berkeley.  We believe his experience, qualifications, attributes and skills, particularly in the telecommunications industry, qualify him to serve as a member of our Board.

Executive Officers

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our last fiscal year, we believe that each of our executive officers and directors reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2014, except for Mr. Dauber who filed one late report regarding one transaction required by Section 16(a) during fiscal year 2014.

Corporate Governance

Shareholder Communications with the Board

We provide a process by which our shareholders may send communications to the Board, any committee of the Board, the non-management directors or any particular director. Shareholders can contact our non-management directors by sending such communications to the attention of the Secretary, c/o magicJack Vocaltec Ltd., 19 Hartom Street, Binat Building 5th Floor, Har Hotzvim, Jerusalem 9777518, Israel or at www.vocaltec.com.  Shareholders wishing to communicate with a particular Board member, a particular Board committee or the Board as a whole, may send a written communication to the same address. The Secretary will forward such communication to the full Board, to the appropriate committee or to any individual director or directors to whom the communication is addressed, unless the communication is unrelated to the duties and responsibilities of the Board (such as spam, junk mail and mass mailings, ordinary course disputes over fees or services, personal employee complaints, business inquiries, new product or service suggestions, resumes and other forms of job inquiries, surveys, business solicitations or advertisements) or is unduly hostile, threatening, illegal, or harassing, in which case the Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and other employees. A copy of our code of ethics is available on the Company’s Internet Website: http://www.vocaltec.com under the “Corporate Governance – Governance Documents” tab.  Amendments to and waivers from the code of ethics, as applicable, will be disclosed on the Company’s website.

Board Leadership Structure

Our Amended and Restated Articles of Association does not contain a policy on whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, with this decision being made by the Board based on the best interests of the Company considering the circumstances at the time. In addition, the Companies Law provides that the Chief Executive Officer may not also serve as the Chairman of the Board unless the term does not exceed three years and such appointment is approved by the company shareholders in which (i) the majority includes at least two-thirds of votes of non-controlling shareholders and who do not have a personal interest in the approval or (ii) the total number of votes against the approval among the shareholders described in clause (i) does not exceed two percent (2%) of the voting rights in the company.  Currently, the offices of the Chairman of the Board and the Chief Executive Officer are held by two different people.  The Chairman of the Board is Donald Burns, while our Chief Executive Officer is Gerald Vento.  The Board believes that its independent, non-management directors, which currently make up four (4) of six (6) directors, provide a range of strong and independent views and opinions and sufficiently balance the governance needs of the Company. In addition, the Company’s non-management directors meet in periodic executive sessions without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors.

Board Involvement in Risk Oversight and Risk Assessment of Compensation Practices

Day-to-day management of risk is the direct responsibility of the Company’s Chief Executive Officer and the senior leadership team. The Board has oversight responsibility for managing risk at the Company, focusing on the adequacy of the Company’s risk management and risk mitigation processes. The Board recognizes that an important part of its responsibilities is to evaluate the Company’s exposure to risk and to monitor the steps management has taken to assess and control risk. In addition to the discussion of risk at the Board level in connection with these strategic and operational areas, the Board’s standing committees also focus on risk exposure as part of their on-going responsibilities. As such, our Audit Committee focuses on oversight of financial risks relating to the Company, including financial reporting and disclosure risks.

Meetings and Committees of the Board

The Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his duties and to attend all Board and applicable committee meetings. The Board met in person or by conference call nine times during the fiscal year ended December 31, 2014. Each director attended at least 75% of all Board and applicable committee meetings during fiscal year 2014.

The Board has not adopted a policy with respect to Board members’ attendance at annual meetings of shareholders.  One director attended last year’s annual meeting.

The Committees

The Board has the following standing committees: (1) Audit Committee, (2) Compensation Committee and (3) Nominating Committee.  The composition of the committees for fiscal year 2014 is presented below. The Board has affirmatively determined that each director who currently serves on the Audit, Compensation and Nominating Committees is independent, as the term is defined by applicable NASDAQ and SEC rules.

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

Under the Companies Law, a controlling shareholder is someone who has the ability to direct the activities of the company (other than due to a position in the company), including a shareholder who holds 25% or more of the voting rights in a public company if there is no other shareholder holding more than 50% of the voting rights at such time. There is a presumption that a shareholder that holds more than 50% of the voting rights in a public company is deemed to be a controlling shareholder.

In addition, the Companies Law requires that a majority of the audit committee members be “independent directors”. An “independent director” is defined under the Companies Law as an external director or a director who meets the following conditions and who is appointed or classified as such according to the Companies Law: (i) the conditions for his or her appointment as an external director (as described above) are satisfied and the audit committee approves the director having satisfied such conditions; and (ii) he or she has not served as a director of the company for over nine consecutive years with any interruption of up to two years of his or her service not being deemed a disruption to the continuity of his or her service. An independent director is entitled to compensation and reimbursement of expenses similar to such entitlement of an external director.

The NASDAQ Listng Standards require that all members of our Audit Committee be comprised of directors who are “independent” as such term is defined by Rule 5605(a)(2) of the NASDAQ Listing Standards.

The purpose of our Audit Committee is to provide assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the oversight of the quality and integrity of the accounting, auditing, financial reporting and internal control functions of the Company and its subsidiaries as well as complying with the legal requirements under Israeli law, the rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market. The following are examples of functions within the authority of the Audit Committee:

•	To recommend to the Board and the shareholders the appointment, termination and approval of the compensation of, and oversee, the Company's independent auditor.

•	To communicate on a regular basis with the Company’s outside auditors and review their operation and remuneration.

•	To discuss with management and the Company's independent auditor significant risks or exposures and assess the steps management has taken to minimize such risks to the Company; and

•
To decide whether to approve acts or transactions involving directors, executive officers, controlling shareholders and third parties in which directors, executive officers or controlling shareholders have an interest.

Our Audit Committee may not approve an action or a transaction with an office holder –or a controlling shareholder or an entity in which either of them has a personal interest unless at the time of approval the two external directors are serving as members of the Audit Committee and at least one of the external directors is present at the meeting in which an approval is granted.

As of the date hereof, our Audit Committee is comprised of Yoseph Dauber, Tal Yaron-Eldar and Richard Harris. The Board determined that each member of the Audit Committee meets the independence requirements of the Companies Law, the NASDAQ Listing Standards and the enhanced independence standards for audit committee members required by the SEC. The audit committee met in person or by conference call six times during the fiscal year ended December 31, 2014.  Our Board has determined that Tal Yaron-Eldar qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. A copy of the Audit Committee Charter is available on the Company’s Internet Website: http://www.vocaltec.com under the “Corporate Governance – Governance Documents” tab.

Compensation Committee

Under the Companies Law, the board of directors of any publicly traded company must also appoint a compensation committee, comprised of at least three directors, including all of the external directors, whom must comprise the majority of the compensation committee, but excluding: the chairman of the board of directors, any controlling shareholder or a relative of a controlling shareholder, any director employed by the company or by its controlling shareholder or by an entity controlled by the controlling shareholder, any director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives most of his or her income from the controlling shareholder. The remaining members of the compensation committee must be directors who qualify to serve as members of the compensation committee under the Companies Law, the rules and regulations of the SEC and the Nasdaq Stock Market.

The NASDAQ Listing Standards require that all members of our Compensation Committee be comprised of directors who are “independent” as such term is defined by Rule 5605(a)(2) of the NASDAQ Listing Standards.  In addition, the NASDAQ Listing Standards require that in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board of Directors must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and (ii) whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.

As of the date hereof, our Compensation Committee is comprised of Tal Yaron-Eldar, Richard Harris, and Yoseph Dauber. The Board has determined that each member of the Compensation Committee meets the independence requirements of the Companies Law and the NASDAQ Listing Standards, including the heightened independence requirements specific to compensation committee members required by the SEC.  The Compensation Committee has been appointed to recommend to our Board the compensation paid to our executive officers. The Compensation Committee has adopted a written charter. A copy of the Compensation Committee Charter is available on the Company’s Internet Website: http://www.vocaltec.com under the “Corporate Governance – Governance Documents” tab. Please see “Compensation Discussion and Analysis” for discussion about our processes and procedures for the consideration and determination of executive and director compensation, the role of executive officers in determining or recommending the amount or form of executive and director compensation, and information regarding the Company’s use of compensation consultants. The Compensation Committee met in person or by conference call five times during the fiscal year ended December 31, 2014.

Nominating Committee and Director Nominating Process

Nominations for the election of directors may be made by the Board or a committee appointed by the Board or by any shareholder holding at least one percent (1%) of the outstanding voting power in the Company. However, and without limitation of Section 63 of the Companies Law, any such shareholder may nominate one or more persons for election as a director at a general meeting only if a written notice of such shareholder’s intent to make such nomination or nominations has been given to the Secretary of the Company not later than (i) with respect to an election to be held at an annual general meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at an extraordinary general meeting of shareholders for the election of directors, at least ninety (90) days prior to the date of such meeting. Each such notice shall set forth:

•	the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated;

•
a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

•
a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; and

•
the consent of each nominee to serve as a director of the Company if so elected and a declaration signed by each of the nominees declaring that there is no limitation under the Companies Law for the appointment of such a nominee and that all the information that is required under the Companies Law to be provided to the Company in connection with such an appointment has been provided.

The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

The NASDAQ Listing Standards require that all members of our Nominating Committee be comprised of directors who are “independent” as such term is defined by Rule 5605(a)(2) of the NASDAQ Listing Standards, except under exceptional and limited circumstances.

As of the date hereof, our Nominating Committee is comprised of Donald A. Burns, Yoseph Dauber and Tal Yaron-Eldar. The Board has determined that each member of the Nominating Committee meets the independence requirements of the NASDAQ Listing Standards. The Nominating Committee does not have a charter.  It evaluates all aspects of a candidate’s qualifications in the context of the needs of the Company with a view to creating a Board with a diversity of experience and perspectives.  The same evaluation procedures apply to all candidates for director nomination, including candidates submitted by shareholders.  Among a candidate’s qualifications and skills considered important are personal and professional integrity, ethics, and values; a commitment to representing the long-term interests of shareholders; experience in corporate management, such as serving as an officer or former officer of a publicly held company; experience and/or academic expertise in the Company’s industry and with relevant social policy concerns; experience as a board member of another publicly held company; and practical and mature business judgment. The Nominating Committee gives consideration to a wide range of diversity factors as a matter of practice when evaluating candidates to the Board and incumbent directors, but there is no formal policy regarding Board diversity.

Special Committee to Negotiate with Daniel Borislow

At its meeting on September 23, 2013, the Board formed a Special Committee consisting of independent directors, Richard Harris and Tal Yaron-Eldar.  The Special Committee was formed for the purpose of negotiating an agreement with Daniel Borislow concerning his future relationship with the Company.  The Special Committee ultimately negotiated an Omnibus Agreement between the Company and Mr. Borislow which was executed on November 5, 2013, along with a letter agreement providing for the negotiation of an agreement between the Company and a company controlled by Mr. Borislow through which Mr. Borislow’s company would provide customer care services to the Company on terms consistent with competitive practices in the industry.  The letter agreement provided that, if the Company and Mr. Borislow could not agree to terms by December 20, 2013, negotiations would terminate and the Company would pay Mr. Borislow a single one-time payment of $1.5 million.  The Company and Mr. Borislow did not reach terms by December 20, 2013 and the Company made the $1.5 million payment per the terms of the letter agreement.

Following the execution of the Ominbus Agreement by the Company and Mr. Borislow, disputes arose regarding the agreement.  The Board extended the charter of the Special Committee through the first quarter of 2014 to attempt to amicably resolve those disputes with Mr. Borislow.  In July 2014, Mr. Borislow passed away and in October 2014, the Company agreed with Mr. Borislow’s estate to end all litigation between the parties.  Accordingly, the committee was dissolved in the third quarter of 2014.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding individual and company performance targets and goals used in setting compensation for our named executive officers.  These targets and goals are disclosed in the limited context of the Company's compensation programs and should not be understood to be statements of management's future expectations or estimates of future results or other guidance.  The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Philosophy and Objectives

The goals of our executive officer compensation program are to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives. We compensate our senior management through a mix of base salary, bonus, and equity compensation designed to align management’s incentives with the long-term interests of our shareholders. In addition, we provide our named executive officers with benefits that are generally available to all employees of the Company. Compensation paid to our executive officers is made on a discretionary basis by our Board following approval by the Compensation Committee. In addition, shareholders must approve certain executive compensation, as described in more detail below.

Our Named Executive Officers in 2014 were Gerald Vento, Chief Executive Officer, President and Director; Jose Gordo, Chief Financial Officer; Timothy R. McDonald, Chief Operating Officer; and Dr. Yuen Wah Sing, President of Tiger Jet Network, Inc., a subsidiary of the Company, and Director.

Setting Executive Compensation

At the 2013 annual general meeting of shareholders held on July 3, 2013, our shareholders approved the compensation policy that we submitted to the shareholders for their approval (the "Compensation Policy").  Under Amendment No. 20 to the Companies Law which came into effect in December 2012, public companies were required to adopt a compensation policy with respect to the terms of service and employment of their directors and officers no later than September 2013.  The Companies Law requires that a compensation policy be reviewed and re-approved every three years and as a result, our Compensation Policy will need to be reviewed and re-approved at the 2016 annual general meeting of shareholders.

Amendment No. 20 to the Companies Law provides that the compensation policy shall be based, among others, on promoting the company’s objectives, its work plan and long term strategy, creating appropriate incentives for the company’s directors and officers, considering, among others, the risk management of the company, the company’s size and nature of its operations and, with respect to terms of service and employment that include non-fixed compensation, the contribution of the director or officer to achievement of corporate goals and increased profits, all with a long term view and taking into account the officer’s position.

The Compensation Policy includes both long term and short term compensation elements and is to be reviewed from time to time by the Company’s Compensation Committee and Board as required by the Companies Law.  In general, the compensation package for officers will be examined while taking into consideration, amongst others, the following parameters: (i) the education, qualifications, expertise, seniority (in the Company in particular, and in the officer’s profession in general), professional experience and achievements of the officer; (ii) the officer’s position, the scope of his responsibility and previous wage agreements that were signed with him; (iii) the officer’s contribution to the Company’s business, profits and stability; (iv) the degree of responsibility imposed on the officer; and (v) the Company’s need to retain officers who have skills, know-how or unique expertise. Additionally, prior to the approval of a compensation package for an officer, the Company will conduct a wage survey that compares and analyzes the level and cost of the compensation package offered to an officer of the Company with the compensation packages offered to officers in similar positions in other companies of the same type and/or financial structure. The surveys are to be conducted internally or through an external consultant recommended by the Compensation Committee.

As provided in the Compensation Policy, the Company is entitled to grant to officers (to all or part of them) a compensation package which may include a base salary, commissions, sign-on bonus, annual cash bonus and share-based compensation, or any combination thereof, and additional standard benefits.

An engagement with an officer who is not a director or the chief executive officer regarding his or her service and terms of employment must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s Compensation Policy.  Other approval requirements apply if the engagement is not in accordance with the Company’s Compensation Policy. An engagement with the Chief Executive Officer regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a special majority of our shareholders. In special cases, the compensation of the Chief Executive Officer may be approved without shareholder approval. Arrangements between the Company and a director as to the terms of his office or regarding compensation for non-directorial duties requires the approval of the Compensation Committee, Board and shareholders.

During 2013, the Compensation Committee selected and directly retained the services of Pay Governance, an independent compensation consulting firm, to provide a wage survey in accordance with the requirements of our Compensation Policy, prior to the approval of the compensation package of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. During 2014, the Compensation Committee did not retain the services of a compensation consultant.

2013 Surveys for Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

During 2013, Pay Governance developed a Peer Group for the purpose of comparing and analyzing the level and cost of the compensation package to be offered to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer considering companies of similar size, as measured by trailing twelve months revenue, market capitalization and enterprise value, that operated in the same or complimentary industries, specifically telecommunications services, mobile services and solutions, cloud-based services, content-delivery network services and communications services.

The peer group companies approved by the Compensation Committee in 2013 were as follows:

•	8x8 Inc.

•	Boingo Wireless, Inc.

•	Brightcove, Inc.

•	inContact, Inc.

•	Iridium Communications Inc.

•	j2 Global, Inc.

•	Limelight Networks, Inc.

•	ORBCOMM, Inc.

•	Premiere Global Services, Inc.

•	RigNet

•	ShoreTel, Inc.

•	Synacor, Inc.

•	Towerstream Corporation

•	Vonage Holdings Corporation

       The Compensation Committee considered the data and analyses prepared by Pay Governance that included the appropriateness of: (i) the amount of base salary, (ii) the annual incentive bonus potential and the performance metrics for achieving such bonus, (iii) the existence and amount of a signing bonus, (iv) the mix and vesting schedule for equity compensation, and (v) market practice with respect to other employment terms, with respect to each of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer compared to that of the peer group companies listed above.  The peer group data was collected from Equilar and proxy filings reflecting the most recently disclosed compensation as of the time Pay Governance compiled the data in 2013.

        Pay Governance reviewed with the Compensation Committee its analysis of the (1) base salaries, (2) bonus, (3) total cash compensation (salary plus annual bonus opportunity), (4) long-term incentive (“LTI”) awards and (4) total direct compensation (“TDC”) (salary plus annual bonus opportunity plus value of LTI payable to each NEO) to the 25th percentile, the 50th percentile and 75th percentile target opportunity of the peer group. The Compensation Committee used this peer group data to obtain a general understanding of current compensation practices consistent with our Compensation Policy, ensure that it was acting in an informed and responsible manner and to make sure our executive compensation program is competitive. The Compensation Committee did not seek to set any elements of compensation at a specific percentile of the relevant peer group but, it did want to understand and be cognizant of the divergence of any of the compensation elements from the 25th percentile, 50th percentile and 75th percentile. The Compensation Committee did not conduct a peer group survey during 2014.

Compensation Program

The primary components of the executive compensation program of our Company consist of base salary, discretionary bonuses, grants of ordinary shares, and health benefits.

Base Salary

In accordance with our Compensation Policy, the base salary of a new officer in the Company will be determined based on the parameters set forth in the Compensation Policy and discussed above.  The Compensation Committee and the Board may update the base salary of the officers (other than (i) officers who are controlling shareholders or their relatives or other officers’ compensation in which the controlling shareholder has a personal interest and (ii) officers who serve as directors) consistent with the terms of the Compensation Policy including the parameters specified above, provided that the Compensation Committee alone may approve an amendment to an officer’s base salary that does not increase such base salary by more than fifteen percent (15%).

Mr. Vento’s base salary in 2014 for his service as Chief Executive Officer of the Company, was $500,000. Mr. Gordo’s base salary for 2014 for his service as Chief Financial Officer of the Company was $325,000.  Mr. McDonald’s base salary for 2014 for his service as Chief Operating Officer of the Company was $350,000. The annual base salary amounts for Messrs. Vento, Gordo and McDonald remained at the same amount as their 2013 annual base salary levels. Dr. Sing’s base salary was increased to $250,000 from $158,124 effective February 17, 2014, as approved by the shareholders at the 2014 Annual Meeting of Shareholders, and he received payment of $240,048 in 2014, which represents the pro rata portion of his new and old base salary for his service as President of TigerJet Network, Inc. We believe we provided the above executive officers with a level of base salary that recognized appropriately each individual officer’s scope of responsibility, role in the organization, experience, contributions to the success of our Company and the results of the peer group survey conducted by Pay Governance in 2013 in the case of Messrs. Vento, Gordo and McDonald.

Signing Bonus

Under our Compensation Policy, we may grant a signing bonus to an officer, which may not exceed the officer’s initial annual base salary and will be subject to the limitations in the Compensation Policy.  A signing bonus will not be considered in calculating the maximum amount of the bonus (described below) payable to an officer following his initial year of employment. No signing bonuses were awarded to our Named Executive Officers during 2014.

Annual Cash Incentive Bonus

Under the terms of our Compensation Policy, our annual cash incentive bonus will be based mainly (at least 80%) on measurable criteria, and, with respect to its less significant part (up to 20%), at the Board and management’s discretion, based on non-measurable criteria.  Measurable criteria may include financial targets, meeting sales and marketing objectives, productivity indices and growth in the volume of activity, cost savings, implementation and promotion of planned projects, promoting strategic targets, promoting innovation in the Company and/or success in raising capital.

The remaining portion of the annual cash bonus (not exceeding 20% of the annual cash bonus) will be determined according to non-measurable criteria, such as the contribution of the officer to the Company’s business, its profitability and stability, the need for the Company to retain an officer with skills, know-how, or unique expertise, the responsibility imposed on the officer, changes that occurred in the responsibility imposed on the officer during the year, satisfaction with the officer’s performance, assessing the officer’s ability to work in coordination and cooperation with other employees of the Company, the officer’s contribution to an appropriate control environment and ethical environment and such other elements as recommended by the Compensation Committee and approved by the Board.

Based on our Compensation Policy and the peer group survey conducted in 2013, the Compensation Committee established the following annual cash incentive bonus structure for each of Messrs. Vento, Gordo and McDonald under the terms of their employment agreements.

Executive	Target Annual Bonus	Bonus Milestones:	Bonus Payout Levels
Gerald Vento	$500,000	• 50% based on meeting at least 80% and up to 120% of target revenue for the year • 50% based on meeting at least 80% and up to 120% of target EBITDA for the year
•      Revenue: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

•      EBITDA: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

Jose Gordo	$150,000	• 50% based on meeting at least 80% and up to 120% of target revenue for the year • 50% based on meeting at least 80% and up to 120% of target EBITDA for the year
   •       Revenue: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

    •      EBITDA: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

Timothy R. McDonald	$150,000	• 50% based on meeting at least 80% and up to 120% of target revenue for the year • 50% based on meeting at least 80% and up to 120% of target EBITDA for the year
•      Revenue: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

•      EBITDA: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

The term "EBITDA" when used to describe the financial performance measure for the annual cash incentive bonus means earnings before income taxes, depreciation and amortization.

For bonus purposes, fiscal 2014 net revenues of $116.3 million were 72.7% of the 2014 target of $160.0 million and calculated EBITDA of $28.8 million was 57.4% of the target of $50.2 million. Based on not achieving the target range, Mr. Vento, Mr. Gordo, and Mr. McDonald did not earn a bonus for the year ended December 31, 2014.

Dr. Yuen Wah Sing is not eligible to participate in the annual cash incentive bonus program described above but is eligible to be awarded a discretionary bonus.  Dr. Sing did not receive an annual discretionary cash bonus for the year ended December 31, 2014.

Sales Commissions

Under our Compensation Policy, we may pay our officers, sale and other commissions based on a pre-determined commission plan, which commissions will be considered part of the officer's aggregate compensation package subject to limitations in the Compensation Policy.  None of our named executive officers received commissions for the year ended December 31, 2014.

Grants of Restricted Stock and Ordinary Share Options

Equity compensation consists of periodic grants of restricted stock and options exercisable for ordinary shares to certain of our executives under our magicJack VocalTec Ltd. 2013 Stock Incentive Plan, as amended, and our magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan, as amended, (together the “2013 Plans”), to provide additional incentive to work to maximize long-term total return to shareholders. Award levels are determined based on market data and may vary among participants based on their positions within the Company, assessment of job performance, and other factors, including the terms of their employment agreements with the Company.  A committee appointed by the Board is specified to act as the plan administrator.  In 2014, our Board of Directors administered the plan directly and not through a committee.

On April 23, 2014, shareholders approved an award to Dr. Sing of 100,000 ordinary share options for his service to the Company.  No grants of restricted stock or options were made to Messrs. Vento, Gordo or McDonald during 2014.

Benefits

        We provide various employee benefit programs to our executive officers, including: (i) medical and dental insurance benefits for our U.S. based employees, and (ii) a defined contribution retirement plan for our Israeli employees. These benefits are generally available to all full-time employees of our Company based on their location.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of our Named Executive Officers for the fiscal years ended December 31, 2014, 2013 and 2012.

	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)		(j)
Gerald Vento
Chief Executive	2014	500,000	—	—	—	—	—		500,000
Officer, President	2013	500,000	500,000	1,157,436	5,929,952	329,375	—		8,416,763
and Director	2012	45,330	—	—	—	—	—		45,350
Jose Gordo
Chief Financial	2014	325,000	—	—	—	—	—		325,000
Officer	2013	208,125	325,000	1,153,470	2,274,827	98,813	—		4,060,235
	2012	—	—	—	—	—	—		—
Dr. Yuen Wah Sing
President -	2014	240,048	—	—	825,594	—	1,604	(3)	1,071,466
TigerJet, Director	2013	158,124	31,625	—	—	—	5,966	(3)	195,715
	2012	158,124	—	—	—	—	5,824	(3)	159,728
Timothy McDonald
Chief Operating	2014	350,000	—	—	—	—	8,327	(4)	358,327
Officer	2013	15,929	350,000	300,000	1,322,018	—	—		1,987,947
	2012	—	—	—	—	—	—		—

(1)
The amounts in this column represent signing bonuses paid to Messrs. Vento, Gordo and McDonald during the year ended December 31, 2013 for accepting executive officer positions with the Company and a discretionary bonus paid to Dr. Sing in 2014 for services performed in 2013.

(2)
The amounts in these columns reflect the aggregate grant date fair value of the stock awards and option awards computed based on the closing adjusted price as of the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock-based Compensation.” For additional information, see notes 11 and 12 to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(3)	Dr. Sing received $5,824, $5,966, and $1,604 in health-related benefits in 2014, 2013 and 2012, respectively.
(4)	Mr. McDonald received $8,327 in health-related benefits in 2014.

2014 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during the year ended December 31, 2014.

								All Other	All Other
								Stock	Option
					Estimated Future			Awards:	Awards:	Exercise	Grant Date
		Estimated Future Payouts Under			Payouts Under			Number of	Number of	or Base	Fair Value
		Non-Equity			Equity Incentive Plan			Shares of	Securities	Price of	of Stock
		Incentive Plan Awards(2)			Awards			Stock or	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date(1)	($)	($)	($)	($)	($)	($)	(#)	(#)(3)	($/Sh)	($)(4)
Gerald Vento	—	175,000	500,000	1,000,000	—	—	—	—	—	—	—
Jose Gordo	—	52,500	150,000	300,000	—	—	—	—	—	—	—
Dr. Yuen Wah Sing	4/23/2014	—	—	—	—	—	—	—	100,000	19.23	825,594
Timothy McDonald	—	52,500	150,000	300,000	—	—	—	—	—	—	—

(1)	The grant dates refer to the date that the stock awards and option awards were granted to the named executive officers.

(2)
These columns reflect the threshold, target and maximum amounts that Messrs. Vento, Gordo and McDonald were eligible to receive under our annual cash incentive bonus plan with respect to fiscal year 2014. For a description of how these amounts have been calculated, please see “Compensation Discussion and Analysis - Annual Cash Incentive Bonus". Messrs. Vento, Gordo and McDonald did not receive any payment under our annual cash incentive bonus plan for 2014. Please see the Non-Equity Incentive Compensation column of the Summary Compensation table above and the disclosure under the “Compensation Discussion and Analysis - Annual Cash Incentive Bonus”.

(3)	The option awards for Dr. Sing vest one-third annually on the anniversary of the grant date.

(4)
The amounts in this column reflect the aggregate grant date fair value of the stock awards and option awards computed based on the closing adjusted price as of the grant date in accordance with ASC Topic 718, "Stock-based Compensation."  For additional information, see notes 11 and 12 to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Outstanding Equity Awards and Stock Vesting

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by our Named Executive Officers as of December 31, 2014.

	Option Awards					Stock Awards
	Number of	Number of				Number of	Market Value
	Securities	Securities				Shares or	of Shares
	Underlying	Underlying				Units of	or Units
	Unexercised	Unexercised		Option		Stock That	of Stock
	Options	Options		Exercise	Option	Have Not	That Have
	(#)	(#)		Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)(5)	($)(6)
Gerald Vento	481,855	240,927	(1)	14.95	07/02/2018	26,755	217,251

Jose Gordo	197,355	98,676	(2)	17.63	07/02/2018	61,568	499,932

Dr. Yuen Wah Sing	—	100,000	(3)	19.23	04/23/2019	—	—

Timothy McDonald	85,265	170,529	(4)	12.29	12/12/2018	24,410	198,209

(1)	The remaining unvested stock options are scheduled to vest on December 31, 2015.
(2)	The remaining unvested stock options are scheduled to vest on December 31, 2015.
(3)	The remaining unvested stock options are scheduled to vest in one-third annual increments beginning April 23, 2015.
(4)	These remaining unvested stock options are scheduled to vest in two equal 50% increments on July 1, 2015 and July 1, 2016.
(5)
All shares in this column consist of restricted stock awards. The remaining shares of restricted stock granted to Mr. Vento vest on December 31, 2015. Of the restricted shares granted to Mr. Gordo, 52,356 of the shares related to pre-employment services vest on December 31, 2015, and will only vest on that date if the Company’s stock price reaches certain targets which have not yet been met. Mr. Gordo’s remaining restricted stock awards vest one-third annually at each of December 31, 2013, 2014 and 2015. The shares of restricted stock granted to Mr. McDonald vest on July 1, 2016.

(6)	Amounts in this column have been calculated using an assumed stock price of $8.12, the closing price of our ordinary shares on December 31, 2014, the last business day of our fiscal year 2014.

Stock Vested

The following table sets forth certain information regarding the vesting of shares of our restricted stock for each of our Named Executive Officers during 2014.

	Stock	Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Gerald Vento	26,756	217,259
Jose Gordo	9,211	74,793
Dr. Yen Wah Sing	—	—
Timothy McDonald	—	—

(1)
The aggregate dollar amount realized by the named executive officer upon the vesting of shares of our restricted stock was computed by multiplying the number of shares of our restricted stock that vested by the market value of the underlying shares on the vesting date.

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

Employment Agreements and Potential Payments Upon Termination or Change of Control

Vento Agreement

On April 2, 2013, the Company entered into a definitive employment agreement and compensation arrangements with Gerald Vento (the "Vento Agreement"), in connection with his services as Chief Executive Officer and President of the Company.  Under the terms of the Vento Agreement, Mr. Vento’s compensation was retroactive to January 1, 2013 to coincide with Mr. Vento’s start date as Chief Executive Officer.

The term of employment is for three (3) years, beginning on January 1, 2013. Mr. Vento is paid an annual base salary of $500,000, subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. Vento also received a signing bonus of $500,000. For each fiscal year of employment during which the Company employs Mr. Vento, he shall be eligible to receive a bonus based on the Company meeting certain performance criteria. Mr. Vento’s target annual bonus equals his annual base salary (the “Target Annual Bonus”). The annual bonus ranges from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus. The annual bonus formula and performance criteria for each fiscal year is based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. Vento will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the Vento Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Vento was granted stock options to purchase 722,782 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant (the “Options”).  In addition, Mr. Vento was granted 80,267 restricted shares (the “Restricted Stock”). The Options and Restricted Stock are scheduled to vest as follows: one-third of the Options and Restricted Stock will vest on December 31, 2013, December 31, 2014 and December 31, 2015, subject to Mr. Vento’s continued employment by the Company. In the event that Mr. Vento’s employment is terminated by the Company without “Cause” or by Mr. Vento for “Good Reason” (as such terms are defined in Mr. Vento’s Stock Option Agreement), Mr. Vento will be credited with service through the date that is three (3) months after the termination date (the “Final Vesting Date”), and the Restricted Stock and Options will vest on a pro-rata basis through the Final Vesting Date. By way of example only, if Mr. Vento’s employment is terminated by the Company without Cause or by Mr. Vento for Good Reason on June 1, 2014, he will be credited with service through August 30, 2014, and 20/36th of the Restricted Stock and Options will be vested, representing (a) (i) 17 months of employment (through May 31, 2014), plus (ii) an additional three months, divided by (b) the 36 month vesting schedule.  In addition, all unvested Options and Restricted Stock in the Company would have immediately become one hundred percent (100%) vested upon a Change of Control (as defined in the Vento Agreement). The Options would have expired immediately upon termination of Mr. Vento’s employment for Cause, and ninety (90) days after termination of Mr. Vento’s employment for any reason other than Cause. The Restricted Stock and any shares purchased through exercise of the Options would have been subject to sale restrictions for the term of the Agreement, as more particularly set forth in the agreements granting those equity interests.

Either Mr. Vento or the Company may terminate Mr. Vento’s employment under the Vento agreement for any reason upon not less than thirty (30) days prior written notice.

(i) Upon termination of Mr. Vento’s employment prior to a Change of Control by Mr. Vento for Good Reason or by the Company without Cause (as defined in the Vento Agreement), Mr. Vento will be entitled to a termination payment equal to one (1) times the sum of (a) Mr. Vento’s annual base salary at the time of such termination and (b) Mr. Vento’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii) Upon termination of Mr. Vento’s employment by the resignation of Mr. Vento without Good Reason or the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. Vento will be due no further compensation other than what is due and owing through the effective date of Mr. Vento’s resignation or termination (including any Annual Bonus that may be due and payable to Mr. Vento);

(iii) If upon or within six months subsequent to a Change of Control, Mr. Vento’s employment is terminated by Mr. Vento for Good Reason or by the Company without Cause, Mr. Vento will be entitled to and paid a termination payment equal to three (3) times the sum of (a) Mr. Vento’s annual base salary at the time of such termination and (b) Mr. Vento’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(iv) If Mr. Vento’s employment is terminated by Mr. Vento for Good Reason or by the Company without Cause 180 days prior to the Company’s execution of an agreement which, if consummated, would constitute a Change of Control, then upon consummation of such Change of Control, Mr. Vento will receive an additional payment equal to the difference between (a) the change of control termination payment described in clause (iii)  and (b) any termination payment previously provided to Mr. Vento as described in clause (i).

Mr. Vento will not be entitled to any Severance Payment (as defined in the Vento Agreement) unless (i) Mr. Vento executes and delivers to the Company a general release of claims upon terms described in the Vento Agreement. The Company will deliver to Mr. Vento a copy of the release after the Company’s termination of Mr. Vento’s employment without Cause or Mr. Vento’s termination of employment for Good Reason.

Mr. Vento agrees (i) during the term of his employment and until two years after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Vento may invest in securities of any public company so long as he does not beneficially own more than five percent (5%) of the class of public securities.  During the period of Mr. Vento’s employment and until three years after the termination of employment, Mr. Vento will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Vento also agrees to restrictive covenants with respect to confidentiality and work product.

Gordo Agreement

On May 8, 2013, the Company entered into an executive employment agreement with Jose Gordo, effective as of May 10, 2013 (the "Gordo Agreement"), relating to his service as Chief Financial Officer of the Company.

The term of employment is from May 10, 2013 through December 31, 2015. Pursuant to the Gordo Agreement, Mr. Gordo will receive an annual base salary in the amount of $325,000 subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. Gordo also received a signing bonus of $325,000. For each fiscal year of employment during which the Company employs Mr. Gordo, Mr. Gordo shall be eligible to receive an  Annual Bonus based on the Company meeting certain performance criteria. Mr. Gordo's Target Annual Bonus will be $150,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus will range from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus.  The Annual Bonus formula and performance criteria for each fiscal year will be based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. Gordo will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the Gordo Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Gordo was granted stock options to purchase 256,151 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant (the “Options”).  In addition, Mr. Gordo was granted 27,634 restricted shares (the “Restricted Stock”). The Options and Restricted Stock are to vest as follows: one-third of the Options and Restricted Stock are scheduled to vest on December 31, 2013, December 31, 2014 and December 31, 2015, subject to Mr. Gordo’s continued employment by the Company. Furthermore, Mr. Gordo was granted 39,880 ordinary share options and 52,356 shares of restricted stock for services provided to the Company prior to his employment by the Company.  The options are scheduled to vest one-third annually on December 31, 2013, December 31, 2014 and December 31, 2015.  The restricted stock is scheduled to vest in full on December 31, 2015, however, the shares have a vesting based on the Company’s stock price reaching certain targets.  In the event that the targets are not met, the vesting is deferred until the targets are reached. In the event that Mr. Gordo’s employment is terminated by the Company without “Cause” or by Mr. Gordo for “Good Reason” (as such terms are defined in Mr. Gordo’s Stock Option Agreement), Mr. Gordo will be credited with service through the date that is three (3) months after the termination date (the “Final Vesting Date”), and the Restricted Stock and Options will vest on a pro-rata basis through the Final Vesting Date. By way of example only, if Mr. Gordo’s employment is terminated by the Company without Cause or by Mr. Gordo for Good Reason on June 1, 2014, he will be credited with service through August 30, 2014, and 20/36th of the Restricted Stock and Options will be vested, representing (a) (i) 17 months of employment (through May 31, 2014), plus (ii) an additional three months, divided by (b) the 36 month vesting schedule.  In addition, all unvested Options and Restricted Stock in the Company would have immediately become one hundred percent (100%) vested upon a Change of Control (as defined in the Gordo Agreement). The Options would have expired immediately upon termination of Mr. Gordo’s employment for Cause, and ninety (90) days after termination of Mr. Gordo’s employment for any reason other than Cause. The Restricted Stock and any shares purchased through exercise of the Options would have been subject to sale restrictions for the term of the agreement, as more particularly set forth in the agreements granting those equity interests.

Either Mr. Gordo or the Company may terminate Mr. Gordo's employment under the Gordo Agreement for any reason upon not less than thirty (30) days prior written notice.

(i) Upon termination prior to a Change of Control by the Company without cause or by Mr. Gordo for good reason, each as defined in the Gordo Agreement, Mr. Gordo will be entitled to termination payment equal to one (1) times the sum of (a) Mr. Gordo's annual base salary at the time of such termination and (b) Mr. Gordo's Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii) Upon termination of Mr. Gordo's employment by the resignation of Mr. Gordo without Good Reason or the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. Gordo will be due no further compensation other than what is due and owing through the effective date of Mr. Gordo's resignation or termination (including any Annual Bonus that may be due and payable to Mr. Gordo);

(iii) If upon or within six months subsequent to a Change of Control, Mr. Gordo's employment is terminated by Mr. Gordo for Good Reason or by the Company without Cause, Mr. Gordo will be entitled to and paid a termination payment equal to three (3) times the sum of (a) Mr. Gordo's annual base salary at the time of such termination and (b) Mr. Gordo's Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(iv) If Mr. Gordo's employment is terminated by Mr. Gordo for Good Reason or by the Company without Cause 180 days prior to the Company’s execution of an agreement which, if consummated, would constitute a Change of Control, then upon consummation of such Change of Control, Mr. Gordo will receive an additional payment equal to the difference between (a) the change of control termination payment described in clause (iii)  and (b) any termination payment previously provided to Mr. Gordo as described in clause (i).

Mr. Gordo will not be entitled to any Severance Payment (as defined in the Gordo Agreement) unless (i) Mr. Gordo executes and delivers to the Company a general release of claims upon terms described in the Gordo Agreement. The Company will deliver to Mr. Gordo a copy of the release after the Company’s termination of Mr. Gordo's employment without Cause or Mr. Gordo's termination of employment for Good Reason.

Mr. Gordo agrees (i) during the term of his employment and until two years after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Gordo may invest in securities of any public company so long as he does not beneficially own more than five percent (5%) of the class of public securities.  During the period of Mr. Gordo's employment and until three years after the termination of employment, Mr. Gordo will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Gordo also agrees to restrictive covenants with respect to confidentiality and work product.

McDonald Agreement

On December 13, 2013, the Company entered into an executive employment agreement with Timothy R. McDonald, effective as of December 13, 2013 (the "McDonald Agreement"), relating to his service as Chief Operating Officer of the Company.

The term of employment is from December 13, 2013 through December 31, 2016. Pursuant to the McDonald Agreement, Mr. McDonald will receive an annual base salary in the amount of $350,000 subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. McDonald also received a signing bonus of $350,000. For each fiscal year of employment during which the Company employs Mr. McDonald, Mr. McDonald shall be eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. McDonald's Target Annual Bonus will be $150,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus will range from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus. The Annual Bonus formula and performance criteria for each fiscal year will be based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. McDonald will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the McDonald Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. McDonald was granted stock options to purchase 255,794 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant (the “Options”).  In addition, Mr. McDonald was granted 24,410 restricted shares (the “Restricted Stock”). The Options are scheduled to vest as follows: one-third of the Options will vest on July 1, 2014, July 1, 2015 and July 1, 2016, subject to Mr. McDonald’s continued employment by the Company. The restricted stock is scheduled to vest in full on July 1, 2016.  In the event that Mr. McDonald’s employment is terminated by the Company without “Cause” or by Mr. McDonald for “Good Reason” (as such terms are defined in Mr. McDonald’s Stock Option Agreement), Mr. McDonald will be credited with service through the date that is three (3) months after the termination date (the “Final Vesting Date”), and the Restricted Stock and Options will vest on a pro-rata basis through the Final Vesting Date. By way of example only, if Mr. McDonald’s employment is terminated by the Company without Cause or by Mr. McDonald for Good Reason on June 1, 2015, he will be credited with service through August 30, 2015, and 21/36th of the Restricted Stock and Options will be vested, representing (a) (i) 18 months of employment (through May 31, 2015), plus (ii) an additional three months, divided by (b) the 36 month vesting schedule.  In addition, all unvested Options and Restricted Stock in the Company would have immediately become one hundred percent (100%) vested upon a Change of Control (as defined in the McDonald Agreement). The Options would have expired immediately upon termination of Mr. McDonald’s employment for Cause, and ninety (90) days after termination of Mr. McDonald’s employment for any reason other than Cause. The Restricted Stock and any shares purchased through exercise of the Options would have been subject to sale restrictions for the term of the Agreement, as more particularly set forth in the agreements granting those equity interests.

Either Mr. McDonald or the Company may terminate Mr. McDonald's employment under the McDonald agreement for any reason upon not less than thirty (30) days prior written notice.

(i) Upon termination prior to a Change of Control, by the Company without cause or by Mr. McDonald for good reason, each as defined in the McDonald Agreement, Mr. McDonald will be entitled to termination payment equal to one (1) times the sum of (a) Mr. McDonald's annual base salary at the time of such termination and (b) Mr. McDonald's Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii) Upon termination of Mr. McDonald's employment by the resignation of Mr. McDonald without Good Reason or the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. McDonald will be due no further compensation other than what is due and owing through the effective date of Mr. McDonald's resignation or termination (including any Annual Bonus that may be due and payable to Mr. McDonald);

(iii) If upon or within six months subsequent to a Change of Control, Mr. McDonald's employment is terminated by Mr. McDonald for Good Reason or by the Company without Cause, Mr. McDonald will be entitled to and paid a termination payment equal to three (3) times the sum of (a) Mr. McDonald's annual base salary at the time of such termination and (b) Mr. McDonald's Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(iv) If Mr. McDonald's employment is terminated by Mr. McDonald for Good Reason or by the Company without Cause 180 days prior to the Company’s execution of an agreement which, if consummated, would constitute a Change of Control, then upon consummation of such Change of Control, Mr. McDonald will receive an additional payment equal to the difference between (a) the change of control termination payment described in clause (iii)  and (b) any termination payment previously provided to Mr. McDonald as described in clause (i).

Mr. McDonald will not be entitled to any Severance Payment (as defined in the McDonald Agreement) unless (i) Mr. McDonald executes and delivers to the Company a general release of claims upon terms described in the McDonald Agreement. The Company will deliver to Mr. McDonald a copy of the release after the Company’s termination of Mr. McDonald's employment without Cause or Mr. McDonald's termination of employment for Good Reason.

Mr. McDonald agrees (i) during the term of his employment and until two years after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. McDonald may invest in securities of any public company so long as he does not beneficially own more than five percent (5%) of the class of public securities.  During the period of Mr. McDonald's employment and until three years after the termination of employment, Mr. McDonald will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. McDonald also agrees to restrictive covenants with respect to confidentiality and work product.

Except as described above, during the fiscal year ended December 31, 2014, none of our named executives had any contract, agreement, plan, or arrangement that provides payments as a result of termination of employment, change in responsibilities of such executive, or change of control of the Company.

Payments Under Change of Control

Under the individual employment agreements of our Named Executive Officers, upon a Change of Control, each Named Executive Officer would be entitled to receive the following estimated payments.  These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to our Named Executive Officers, which would only be known definitively at the time that they become eligible for payment and would only be payable if a Change of Control or termination, as applicable, would occur.  The table reflects the amount that could be payable to our Named Executive Officers, assuming that the Change of Control and, if applicable, termination of the Named Executive Officers employment, occurred at December 31, 2014:

Name	Severance Amount ($)(1)	Early Vesting of Stock Options ($)(2)	Early Vesting of Restricted Stock Units($)(2)	Total($)
Gerald Vento	3,000,000	-	217,251	3,217,251
Jose Gordo	1,425,000	-	499,932	1,924,932
Timothy McDonald	1,500,000	-	198,209	1,698,209

(1)
The severance amounts represent the maximum amounts payable under the senior executives’ change in control provisions of their employment agreements. These agreements provide that severance be paid at three times the total of annual base compensation and targeted cash incentive bonus amounts.

(2)
Based on the per share market price as of the end of our most recent fiscal year (December 31, 2014) of $8.12 per share. Based on the market price at the assumed measurement date, none of the executives’ ordinary share options had any intrinsic value.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2014, our Compensation Committee consisted of Tal Yaron-Eldar, Richard Harris, and Yoseph Dauber.

During 2014, none of the members of our Compensation Committee was an employee or officer of the Company. Further, during 2014, no Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or our Compensation Committee.

Director Compensation

The following table sets forth information with respect to compensation for the directors listed during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Richard Harris(1)	85,000	(4)	135,240	--	220,240
Donald A. Burns(2)	100,000		135,240	--	235,240
Yoseph Dauber(3)	70,000		135,240	--	205,240
Tal Yaron-Eldar(3)	85,000	(4)	135,240	--	220,240

(1)
Mr. Harris served on the Audit Committee and Compensation Committee for all of fiscal year 2014.  Additionally, on April 23, 2014, Mr. Harris was awarded 7,000 shares of restricted stock under the Company's amended 2013 Plan and amended 2013 Israeli Plan that had a fair value of $135,240 at the date of grant. The shares vest in equal installments annually over three years on the anniversary date of the grant.

(2)
Mr. Burns has served as Chairman of the Board since January 1, 2013. As Chairman, Mr. Burns received $100,000 for his services for the year ended December 31, 2014. Additionally, on April 23, 2014, Mr. Burns was awarded 7,000 shares of restricted stock under the Company's amended 2013 Plan and amended 2013 Israeli Plan that had a fair value of $135,240 at the date of grant. The shares vest in equal installments annually over three years on the anniversary date of the grant.

(3)
Ms. Yaron-Eldar and Mr. Dauber served on the Audit Committee and Compensation Committee for all of fiscal year 2014. Additionally, on April 23, 2014, Ms. Yaron-Eldar and Mr. Dauber were each awarded 7,000 shares of restricted stock under the Company's amended 2013 Plan and amended 2013 Israeli Plan that had a fair value of $135,240 at the date of grant. The shares vest in equal installments annually over three years on the anniversary date of the grant.

(4)	Mr. Harris and Ms. Yaron-Eldar served on a special committee for three quarters during the year ended December 31 2014 and received $15,000 each for such services based on a fee of $20,000 per year.

The following table sets forth information with respect to outstanding vested and unvested director equity awards at December 31, 2014.

Name	Number of Restricted Stock Awards (vested / unvested)		Number of Stock Option Awards (vested / unvested)
Richard Harris (3)	(2,015 / 11,031	) (1)	( — / —)
Donald A. Burns (3)	(— / 7,000)		( — / —)
Yoseph Dauber (3)	(10,000 / 7,000	) (2)	(2,000 / —)
Tal Yaron-Eldar (3)	(10,000 / 7,000	) (2)	( — / —)

(1)
Mr. Harris received a grant of 6,046 ordinary shares, no par value, of the Company, in July 2013, under the Company's amended 2013 Plan and amended 2013 Israeli Plan which shares vest annually and equally over three years.

(2)	Mr. Dauber and Ms. Yaron-Eldar each received a grant of 10,000 ordinary shares, no par value, of the Company, in April 2011, which shares vest annually and equally over three years.
(3)
Mr. Harris, Mr. Burns, Mr. Dauber and Ms. Yaron-Eldar each received a grant of 7,000 ordinary shares, no par value, of the Company, in April 2014, under the Company's amended 2013 Plan and amended 2013 Israeli Plan which shares vest annually and equally over three years.

During fiscal year 2014, the Company’s non-employee directors receive the following compensation:

•
A fixed annual payment of $50,000 (to be paid quarterly) for service as a member of the Board, and $100,000 for the Chairperson of the Board, plus, if applicable, a fixed annual payment of $20,000 (to be paid quarterly) for service as a member of each committee of the Board on which the director serves (the Audit Committee and Compensation Committee are to be considered one committee for these purposes), except for the Nominations Committee; provided, however, that the Chairman receives no additional fee for service on a committee.

•
Reimbursement of business expenses and travel and accommodation expenses incurred in the performance of duties as a member of the Board and/or any Board committee, including, for illustration purposes, business class flying tickets for overseas travels, suitable hotel accommodation, taxi and/or leased vehicles.

The following report of the Compensation Committee does not constitute soliciting materials and should not be deemed filed or incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate the report by reference in any such filing.

Report of the Compensation Committee of the Board of Directors

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment to the Annual Report on Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment to the Annual Report on Form 10-K/A.

Respectfully submitted, The Compensation Committee

Tal Yaron-Eldar
Yoseph Dauber
Richard Harris

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2015, the number of our ordinary shares, which constitute our only voting securities, beneficially owned by (i) all shareholders known to us to own more than five percent (5%) of our outstanding ordinary shares, and (ii) each of our directors, (iii) each of our named executive officers, and (iv) by all of our current executive officers and directors as a group as of March 31, 2015. The data presented is based on information provided to us by the holders or disclosed in public filings with the SEC. The percentage of outstanding ordinary shares is based on 17,870,112 ordinary shares outstanding (excluding shares held in treasury) plus the ordinaryshares issuable pursuant to ordinary share options and restricted share grants for each shareholder as of March 31, 2015.

Except where otherwise indicated, and except pursuant to community property laws, we believe, based on information furnished by such owners, that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. The shareholders listed below do not have any different voting rights from any of our other shareholders.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent
Adam Street Partners, LLC (2)	1,976,861	11.1%
One North Wacker Drive, Suite 2200
Chicago, IL 60606
Herbert C. Pohlmann Jr. (3) 1290 N. Ocean Blvd. Palm Beach FL, 33480	1,250,000	7.0%
Jose Gordo(4)	215,777	1.2%
Dr. Yuen Wah Sing(5)	223,910	1.3%
Gerald Vento(6)	672,267	3.7%
Donald A. Burns(7)	396,728	2.2%
Yoseph Dauber (8)	31,780	*
Tal Yaron-Eldar (9)	9,001	*
Richard Harris(10)	6,798	*
Timothy R. McDonald(11)	85,265	*

Officers and directors as a group (8 persons)	1,641,526	9.2%
____________________________
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

(2)	Information based on the Schedule 13G Amendment filed with the SEC on February 13, 2015 by Adams Street Partners, LLC.
(3)	Information based on the Schedule 13D Amendment filed with the SEC on April 24, 2012 by Herbert Pohlmann.
(4)	Includes 197,355 ordinary shares issuable pursuant to ordinary share options.
(5)	Includes 33,334 ordinary shares issuable pursuant to ordinary share options.
(6)	Includes 481,855 ordinary shares issuable pursuant to ordinary share options.
(7)	Includes 2,334 restricted share grants issuable within 60 days of the measurement date.
(8)	Includes 2,334 restricted share grants issuable within 60 days of the measurement date and 2,000 ordinary shares issuable pursuant to ordinary share options.
(9)	Includes 2,334 restricted share grants issuable within 60 days of the measurement date.
(10)	Includes 2,334 restricted share grants issuable within 60 days of the measurement date.
(11)	Includes 85,265 ordinary shares issuable pursuant to ordinary share options.

We refer you to Item 5 in Part II of our in our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the SEC on March 16, 2015, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2014, which section is incorporated by reference herein.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 2, 2013, a subsidiary of the Company entered into a Lease Agreement with Fast Transport, LLC, a limited liability company owned by Daniel Borislow, the Company’s former Chief Executive Officer.  During the original lease term, which ended on December 31, 2014, rent of $8,000 per month was payable.  There was also an option to renew for one year, at rent of $8,800 per month which was not exercised.  The lease was terminated in July 2014.

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

Approval of Related Party Transactions Under Israeli Law

Under the Companies Law, an engagement by the Company with an officer who is not a director or the chief executive officer regarding his or her service and terms of employment, including an undertaking to indemnify, exculpate or insure such officer, must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy adopted under the Companies Law. If the engagement is not in accordance with the Company’s compensation policy, approval of the engagement by the general meeting of the shareholders, including one of the following: (i) the majority of shareholder votes counted at general meeting including the majority of all of the votes of those shareholders who are not controlling shareholders and do not have a personal interest in the approval of the compensation policy, who participate at the meeting (excluding abstentions) or (ii) the total number of votes against the proposal among the shareholders mentioned in paragraph (i) does exceed two percent (2%) of the voting rights in the company (a “Special Majority”). In special cases, the Compensation Committee and the Board may decide to adopt the terms of such an engagement despite the objection of the shareholders, so long as such decision is based on detailed reasons and after discussing again such engagement and reexamining it in light of the shareholder objection.

An engagement with the chief executive officer of the Company regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a Special Majority. In special cases, the compensation of the chief executive officer may be approved without shareholder approval if the candidate for chief executive officer is independent and the compensation committee determines, on the basis of detailed reasons, that convening a shareholder meeting to approve the engagement will frustrate the engagement, but only if the engagement complies with the compensation policy adopted under the Companies Law.

For all other transactions between an officer and the Company, the Companies Law requires audit committee approval followed by board of director approval if the transaction is deemed to be extraordinary, and only board of director approval if the transaction is not deemed to be extraordinary. Under the Companies Law, an “extraordinary transaction” is a transaction:

●	other than in the ordinary course of business;
●	that is not on market terms; or
●	that is likely to have a material impact on a company’s profitability, assets or liabilities.

Under the Companies Law, an engagement by the Company with a director  regarding the terms of service as a director and other positions of employment (if employed) requires the approval of the compensation committee, the board of directors and a regular majority of the shareholders, provided that such terms of employment are in accordance with the Company’s compensation policy. Such an engagement that is not in accordance with the Company’s compensation policy may be obtained in special cases but only if approved by a Special Majority.

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

Director Independence

The Board makes an annual determination of independence as to each board member under the current standards for “independence” established by the NASDAQ Global Market (“NASDAQ”). On March 12, 2015, the Board determined that all of its directors, except Gerald Vento and Dr. Yuen Wah Sing, are independent under these standards.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees and Services

Our Audit Committee is responsible for the oversight of our independent registered public accountants’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our accountants. The Audit Committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Our Audit Committee pre-approved all audit and non-audit services provided by our independent accountants during 2013 and 2014 and the fees paid for such services.  The following table sets forth fees for professional services provided by BDO USA LLP and BDO Ziv Haft, Ltd., (“BDO”), the Company’s current independent registered public accountant, for the audit of the Company’s consolidated financial statements for fiscal years 2014 and 2013, and fees billed for audit-related and other services (in thousands):

	2014	2013
Audit fees (1)	$753	$785
Audit-related fees (2)	40	--
Tax fees (3)	120	152
All other fees (4)	57	--
Total fees	$970	$937

(1)
Represents aggregate fees for professional services provided in connection with the audit of our annual consolidated financial statements and internal control over financial statements, reviews of our quarterly financial statements and audit services provided in connection with the filings of Form 8-K, and other statutory or regulatory filings. Audit Fees also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting as promulgated by Section 404 of the Sarbanes-Oxley Act.

(2)	Represents fees for professional services provided by BDO in connection with diligence work performed on behalf of the Company.
(3)	Represents aggregate fees for professional services provided in connection with tax compliance, tax planning and tax advice.
(4)
Represents fees for professional services rendered and costs incurred by BDO in response to a regulatory inquiry related to the Company that concluded during the year without any recommended enforcement action.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chairman when necessary due to timing considerations. Any services approved by the chairman must be reported to the full Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval policies, and the fees for the services performed to date. All services in the table above were approved by the Audit Committee.

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

10.27
Executive Employment Agreement, dated December 13, 2013, by and between magicJack VocalTec Ltd. and Timothy R. McDonald,* filed with the SEC on December 17, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

21.1	List of Subsidiaries, filed with the SEC on March 16, 2015 as Exhibit 21.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.
23.1	Consent of BDO USA, LLP, filed with the SEC on March 16, 2015 as Exhibit 23.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.
31.1
Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed with the SEC on March 16, 2015 as Exhibit 31.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Amendment.
31.2
Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed with the SEC on March 16, 2015 as Exhibit 31.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Amendment.
32.1
Certifications of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, filed with the SEC on March 16, 2015 as Exhibit 32.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

32.2
Certifications of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, filed with the SEC on March 16, 2015 as Exhibit 32.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

101.INS	XBRL Instance Document, filed with the SEC on March 16, 2015 as Exhibit 101.INS to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.SCH	XBRL Taxonomy Extension Schema Document, filed with the SEC on March 16, 2015 as Exhibit 101.SCH to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed with the SEC on March 16, 2015 as Exhibit 101.CAL to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed with the SEC on March 16, 2015 as Exhibit 101.LAB to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed with the SEC on March 16, 2015 as Exhibit 101.PRE to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed with the SEC on March 16, 2015 as Exhibit 101.DEF to the Company's Annual Report on Form 10-K and incorporated herein by reference.
______________
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: April 30, 2015	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: April 30, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	April 30, 2015

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	April 30, 2015

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	April 30, 2015

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	April 30, 2015

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	April 30, 2015

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	April 30, 2015
/s/ Richard Harris —————————————— Richard Harris	Director	April 30, 2015