Form 10-Q
period 2015-03-31
MAGICJACK VOCALTEC LTD
filed 2015-05-11
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐    No ☒

There were 17,870,112 ordinary shares with no par value outstanding at April 30, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$82,935	$75,945
Investments, at fair value	367	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $494 and $1,171, respectively	2,855	3,903
Inventories	6,856	5,635
Deferred costs	2,463	2,765
Prepaid income taxes	12,508	12,513
Deferred tax assets, current	13,341	13,341
Deposits and other current assets	1,258	1,170
Total current assets	122,583	115,639

Property and equipment, net	3,898	3,564
Intangible assets, net	8,659	9,473
Goodwill	32,304	32,304
Deferred tax assets, non-current	31,908	32,510
Deposits and other non-current assets	741	743
Total assets	$200,093	$194,233
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,573	$2,879
Income tax payable	10,254	9,197
Accrued expenses and other current liabilities	7,794	8,406
Deferred revenue, current portion	58,398	56,445
Total current liabilities	79,019	76,927

Deferred revenue, net of current portion	54,520	54,782
Other non-current liabilities	14,877	13,438
Total liabilities	148,416	145,147

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,032 shares
issued at March 31, 2015 and December 31, 2014, respectively	111,771	111,771
Additional paid-in capital	11,672	10,414
Treasury stock (7,162 and 7,164 shares at March 31, 2015
and December 31, 2014, respectively)	(107,658)	(107,683)
Retained earnings	35,892	34,584
Total capital equity	51,677	49,086
Total liabilities and capital equity	$200,093	$194,233

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2015	2014

Net revenues	$25,512	$35,313
Cost of revenues	9,467	13,022
Gross profit	16,045	22,291

Operating expenses:
Marketing	2,750	4,296
General and administrative	7,700	8,650
Research and development	1,162	1,744
Total operating expenses	11,612	14,690
Operating income	4,433	7,601

Other income (expense):
Interest and dividend income	11	46
Interest expense	(34)	(65)
Other income, net	-	1
Total other expense	(23)	(18)
Income before income taxes	4,410	7,583
Income tax expense	3,102	2,264
Net income	$1,308	$5,319

Income per ordinary share:
Basic	$0.07	$0.30
Diluted	$0.07	$0.30

Weighted average ordinary shares outstanding:
Basic	17,868	17,827
Diluted	17,877	17,830

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended
	March 31,
	2015	2014

Net income	$1,308	$5,319
Other comprehensive income (loss):
Net unrealized loss on marketable securities	-	(364)
Comprehensive income	$1,308	$4,955

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2015	25,032	$111,771	$10,414	(7,164)	$(107,683)	$34,584	$49,086

Share-based compensation	-	-	1,283	-	-	-	1,283
Issuance of ordinary shares	-	-	(25)	2	25	-	-
Net income	-	-	-	-	-	1,308	1,308
Balance, March 31, 2015 (unaudited)	25,032	$111,771	$11,672	(7,162)	$(107,658)	$35,892	$51,677

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$1,308	$5,319
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	33	114
Share-based compensation	1,283	2,669
Depreciation and amortization	1,016	1,391
Deferred income tax provision	602	646
Interest expense - non-cash	34	65
Change in operating assets and liabilities
Accounts receivable	1,015	(1,300)
Inventories	(1,221)	1,105
Deferred costs	302	1,353
Deposits and other current assets	(83)	1,627
Other non-current assets	2	(19)
Accounts payable	(299)	1,006
Income taxes payable	1,057	(5)
Accrued expenses and other current liabilities	(646)	(725)
Deferred revenue	1,691	435
Other non-current liabilities	1,439	509
Net cash provided by operating activities	7,533	14,190

Cash flows from investing activities:
Purchases of property and equipment	(543)	(1,360)
Net cash used in investing activities	(543)	(1,360)

Cash flows from financing activities:
Proceeds from exercise of ordinary share options	-	16
Net cash provided by (used in) financing activities	-	16
Net increase in cash and cash equivalents	6,990	12,846
Cash and cash equivalents, beginning of period	75,945	45,997
Cash and cash equivalents, end of period	$82,935	$58,843

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2015	2014

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$5
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$5	$49

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three months ended March 31, 2015 and 2014 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $21.9 million and $30.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company also provides its customers the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.2 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2015 and 2014, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $0 and $19 thousand for the three months ended March 31, 2015 and 2014, respectively.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

Marketing Expenses

Marketing expenses of $2.8 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014

Advertising media buys	$1,957	$2,398
Marketing personnel related	538	964
Other marketing projects	255	934
Total Marketing Expense	$2,750	$4,296

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.2 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At March 31, 2015, the Company had cash and cash equivalents totaling $82.9 million, which included (i) $82.5 million in U.S. financial institutions, and (ii) $0.4 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.6 million in one individual financial institution, were fully insured. The Company had money market accounts with a financial institution with balances totaling approximately $80.9 million.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at March 31, 2015. One telecommunication carrier accounted for approximately 15% of gross accounts receivable at December 31, 2014. For the three months ended March 31, 2015 and 2014, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 20% and 17% of gross accounts receivable at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of March 31, 2015 and December 31, 2014, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012, May 2013 and May 2014, respectively, and is required to make a final non-interest bearing future payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total fair value of $1.5 million and $1.4 million included in accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014, respectively. The Company believes that the $1.5 million carrying value at March 31, 2015 approximates fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $23 thousand unamortized discount at March 31, 2015 is being amortized using the effective interest method and recorded as interest expense in the Company’s unaudited condensed consolidated statements of operations.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at March 31, 2015.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2014, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at March 31, 2015.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company decreased the valuation allowance by $0.2 million during the three months ended March 31, 2015. No adjustments were made to the valuation allowance during the three months ended March 31, 2014.

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

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At March 31, 2015, the estimated annual effective income tax rate is expected to approximate 30.5%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

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

NOTE 3 – INVESTMENTS

Investments consists of time deposits with maturity dates of greater than 90 days totaling $367 thousand at March 31, 2015, and December 31, 2014.

The fair value of time deposits at March 31, 2015 and December 31, 2014 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There were no realized gain or loss on investments for the three months ended March 31, 2015 and 2014.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$2,821	$2,793
Finished goods	4,035	2,842
Total	$6,856	$5,635

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $20 thousand of obsolete inventory during the three months ended March 31, 2015. There were no write-downs of obsolete inventory for the three months ended March 31, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31,	December 31,
	(in years)	2015	2014

Switches	3 - 15	$8,952	$8,436
Computers	3	2,707	2,707
Furniture	5	257	257
Leasehold-improvements	*	701	681
Accumulated depreciation and amortization		(8,719)	(8,517)
Total		$3,898	$3,564

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of March 31, 2015 and December 31, 2014, the Company had intangible assets with carrying values of $8.7 million and $9.5 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of March 31, 2015 and December 31, 2014. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		March 31, 2015				December 31, 2014
	Estimated Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$4,930	$(4,322)	$608	5.20	$5,221	$(4,554)	$667	5.37
Intellectual property rights	3 - 17	14,161	(8,314)	5,847	5.48	14,161	(7,713)	6,448	6.70
Covenants not-to-compete
and not-to-sue	2 - 5	2,085	(1,598)	487	1.17	2,085	(1,494)	591	1.42
Tradename	3 - 6	321	(303)	18	0.75	321	(297)	24	1.00
Customer relationships	5 - 7	500	(426)	74	2.33	750	(660)	90	2.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Other		470	(55)	415	3.75	470	(28)	442	4.00
Total		$23,267	$(15,818)	$7,449		$23,808	$(15,546)	$8,262

Amortization expense for the three months ended March 31, 2015 and 2014 was $0.8 million and $1.3 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2015	$1,920
2016	1,675
2017	1,441
2018	964
2019	558
Thereafter	891
$7,449

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014

magicJack devices	$10,741	$10,619
Access right renewals	45,140	43,231
Prepaid minutes	2,517	2,595
Deferred revenue, current	58,398	56,445

Deferred revenue, non-current*	54,520	54,782
Total deferred revenues	$112,918	$111,227

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $4.3 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8 – OTHER LIABILITIES

As of March 31, 2015 and December 31, 2014, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company is required to make a final non-interest bearing future payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a total net present value of $1.5 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively, with $1.5 million and $1.4 million, respectively, which is included in accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014.

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

In April 2015 the Company engaged in mediation to settle a dispute for legal fees incurred in relation to the hiring of an employee whose employment by the Company would allegedly violate confidentiality obligations of the employee. The Company agreed to pay approximately $0.7 million to settle the dispute and the amount is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015.

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

NOTE 10 –TREASURY STOCK

The Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $91.3 million under its repurchase program through March 31, 2015 and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. The Company repurchased 6,143,731 ordinary shares under this program through March 31, 2015.

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company may repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The remaining $8.7 million remaining under the company’s prior $100 million repurchase program has been terminated.

The Company issued 2,015 of its ordinary shares held as treasury stock with a cost of $25 thousand, or $12.32 per share, to a director as a result of restricted stock units that were granted in mid-2013, which vested during the three months ended March 31, 2015. Refer to Note 11, “Share-Based Compensation” for further details.

The changes in treasury stock during the three months ended March 31, 2015 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2015
	Number	Amount

Balance, beginning of period	7,164,260	$107,683
Ordinary shares issued due to
vesting of restricted stock units	(2,015)	(25)
Balance, end of period	7,162,245	$107,658

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of March 31, 2015, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Ordinary share options	$997	$2,439
Restricted stock units	286	230
Ordinary shares	-	-
	$1,283	$2,669

The detail of total stock-based compensation recognized by classification on the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Cost of revenues	$31	$225
Marketing	194	712
General and administrative	852	1,471
Research and development	206	261
	$1,283	$2,669

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2014, and three months ended March 31, 2015 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2014	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(85,000)	$17.28
Expired or cancelled	-	$-
Outstanding at March 31, 2015 (unaudited)	1,958,857	$14.77	3.53	$-
Vested at March 31, 2015 (unaudited)	968,728	$14.89	3.39	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $1.0 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The total intrinsic value of ordinary share options exercised during the three months ended March 31, 2015 and 2014 was $0 and $17 thousand, respectively. As of March 31, 2015, there was approximately $4.9 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 1.32 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of ordinary share options granted during the three months ended March 31, 2015 and 2014 was $0 and $5.71, and was measured at the date of grant using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	-	3.2 - 3.5
Dividend yield	-	0.00%
Expected volatility	-	57.2% to 57.3%
Risk free interest rate	-	1.44% to 1.64%
Forfeiture rate	-	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plan, which may vest based on service or a combination or service and other conditions, such as market. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the three months ended March 31, 2015 and 2014, the Company did not grant any restricted stock units under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2015:

	Number of	Fair Value
	Shares	at Grant Date
December 31, 2014	147,264	$15.05
Granted	-	$-
Vested	(2,015)	$14.42
Forfeited	-	$-
Non-vested at March 31, 2015	145,249	$15.06

Share-based compensation expense recognized for restricted stock units was approximately $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $1.2 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 0.91 years.

NOTE 12 – INCOME TAXES

Total income tax expense was $3.1 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The principal components of our income taxes for the three months ended March 31, 2015 and 2014 are the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Income before income taxes	$4,410	$7,583
Income tax expense	3,102	2,264
Effective income tax rate	70.34%	29.86%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than the Company’s U.S. federal income tax rate which is 35% as of March 31, 2015.

For the three months ended March 31, 2015, the Company recorded income tax expense of $3.1 million, which is higher than the expected tax provision of $1.5 million, using the statutory rate of 35%, due, in part, to the net impact of increases resulting from the changes in the exchange rate on both the Company’s net deferred tax assets associated with the Israeli operations with a tax effect of $0.6 million, and the taxable unrealized gains on revaluation of foreign currency rates on the Israeli parent’s U.S. dollar denominated assets, primarily on the intercompany receivable, with a tax effect of $0.9 million and the tax effect of various other items totaling $0.1 million. The Company revised its liability for uncertain tax positions by a net increase of $1.3 million in the three months ended March 31, 2015.

Subsequent to March 31, 2015, the Company signed documents prepared by the Internal Revenue Service to settle the income tax examinations for the tax years 2010 through 2013. Please see additional disclosure in Note 14, “Subsequent Events.”

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2015	2014
Numerator:	(in thousands)
Net income	$1,308	$5,319

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,868	17,827
Effect of dilutive options to purchase ordinary shares	7	-
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	2	3
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	17,877	17,830

Net income per ordinary share attributable to shareholders
Basic	$0.07	$0.30
Diluted	$0.07	$0.30

For the three months ended March 31, 2015 and 2014, 2,097,356 and 296,031 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

NOTE 14 – SUBSEQUENT EVENTS

IRS Settlement

As of April 30, 2015, the Company signed documents prepared by the Internal Revenue Service (“IRS”) to settle the income tax examinations for the tax years 2010 through 2013. The IRS's formal execution of these documents is pending. Upon settlement, the Company owed $2.6 million, which was paid on May 1, 2015 and was previously provided for in the Company’s condensed consolidated financial statements. Federal interest due is subject to final IRS computation, but is estimated to be approximately $0.4 million. State taxes, interest and penalties due are estimated to be approximately $0.7 million. The Company believes it has fully accrued for any probable liability resulting from the examination and will adjust the estimated accruals to final settled amounts, once those matters are fully finalized.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014, as well as our Annual Report on Form 10-K for the year ended December 31, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJack devices weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source and provide users with complete phone service for home, enterprise and while traveling. We charge our customers highly competitive rates for the right (the “access right”) to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS and magicJack GO, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free.  In July 2014, we introduced the magicJack GO which includes a twelve month right to access our servers.

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

Our unaudited condensed consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. dollars, including Israeli New Shekel (“NIS”), are re-measured in U.S. dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We prepare our unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three months ended March 31, 2015 and 2014 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three months ended March 31, 2015 and 2014, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. We evaluated the valuation allowance as of December 31, 2014, which resulted in adjustments of $1.2 million to bring the allowance to $16.2 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We decreased the valuation allowance by $0.2 million during the three months ended March 31, 2015, due to the utilization of previously reserved net-operating-loss carry-forwards in our 2013 U.S. tax filings.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by a net increase of $1.3 million in the three months ended March 31, 2015.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2014. At March 31, 2015, the estimated annual effective income tax rate is expected to approximate 30.5%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our unaudited condensed consolidated statements of operations.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2015 Compared to
	2015	2014	2014
Net Revenues
Sale of magicJack devices	$3,384	$11,982	$(8,598)		(71.8)%
Access right renewals	17,075	15,406	1,669		10.8
Shipping and handling	188	874	(686)		(78.5)
magicJack-related products	1,217	2,497	(1,280)		(51.3)
Prepaid minutes	2,234	2,828	(594)		(21.0)
Access and wholesale charges	1,410	1,722	(312)		(18.1)
Other	4	4	-		-
Total Net Revenue	25,512	35,313	(9,801)		(27.8)

Cost of Revenues
Cost of magicJack devices	2,147	4,459	(2,312)		(51.9)
Shipping and handling	296	373	(77)		(20.6)
Credit card processing fees	677	782	(105)		(13.4)
Network and carrier charges	4,339	5,547	(1,208)		(21.8)
Other	2,008	1,861	147		7.9
Total Cost of Revenues	9,467	13,022	(3,555)		(27.3)
Gross Profit	16,045	22,291	(6,246)		(28.0)

Operating expenses:
Marketing	2,750	4,296	(1,546)		(36.0)
General and administrative	7,700	8,650	(950)		(11.0)
Research and development	1,162	1,744	(582)		(33.4)
Total operating expenses	11,612	14,690	(3,078)		(21.0)
Operating income	4,433	7,601	(3,168)		(41.7)

Other income (expense):
Interest and dividend income	11	46	(35)	*
Interest expense	(34)	(65)	31	*
Other income, net	-	1	(1)	*
Total other expense	(23)	(18)	(5)	*
Income before income taxes	4,410	7,583	(3,173)	*	(41.8)
Income tax expense	3,102	2,264	838	*
Net income	$1,308	$5,319	$(4,011)		(75.4)
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

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of magicJack devices sold – represents the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers over the period associated with the initial six or twelve months access right period;

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

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Net Revenues

Total net revenue was $25.5 million and $35.3 million for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of $9.8 million, or 27.8%. The decrease in the components of net revenues was primarily attributable to the following:

•	$8.6 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and lower unit sales volumes;

•	$1.3 million decrease in magicJack related product revenue reflecting lower volumes;

•	$0.7 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.6 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.3 million decrease in access and wholesale charges.

These decreases in components of net revenue were partially offset by a $1.7 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers.

For the three months ended March 31, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 66% and 69%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 34% and 31%, respectively, of magicJack devices sold. For the three months ended March 31, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $9.5 million and $13.0 million for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of approximately $3.6 million, or 27.3%. This decrease in cost of revenues was primarily attributable to: (i) a $2.3 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes; (ii) a $1.2 million decrease in network and carrier charges primarily as a result of better negotiated rates with other carriers, and (iii) a $0.2 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes.

These decreases in cost of revenues were partially offset by a $0.1 million increase in overhead allocation.

Operating Expenses

Total operating expenses were $11.6 million and $14.7 million for three months ended March 31, 2015 and 2014, respectively, representing a decrease of $3.1 million, or 21.0%. This decrease in operating expenses is attributable to: (i) a $1.5 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs; (ii) a $1.0 million decrease in G&A expense due to several factors including lower legal fees, lower amortization expense as the non-compete with the Company’s founder was impaired in 2014 and lower personnel related costs; and (iii) a $0.6 million decrease in R&D expenses related to lower costs related to R&D and lower personnel related costs.

Income Taxes

Total income tax expense was $3.1 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The principal components of our income taxes for the three months ended March 31, 2015 and 2014 are the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Income before income taxes	$4,410	$7,583
Income tax expense	3,102	2,264
Effective income tax rate	70.34%	29.86%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than our U.S. federal income tax rate which is 35% as of March 31, 2015.

For the three months ended March 31, 2015, we recorded income tax expense of $3.1 million, which is higher than the expected tax provision of $1.5 million, using the statutory rate of 35%, due, in part, to the net impact of increases resulting from the changes in the exchange rate on both our net deferred tax assets associated with the Israeli operations with a tax effect of $0.6 million, and the taxable unrealized gains on revaluation of foreign currency rates on the Israeli parent’s U.S. dollar denominated assets, primarily on the intercompany receivable, with a tax effect of $0.9 million and the tax effect of various other items totaling $0.1 million.

The 2015 estimated annual effective tax rate is expected to approximate 30.5%, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Subsequent to March 31, 2015, we signed documents prepared by the Internal Revenue Service to settle the income tax examinations for the tax years 2010 through 2013. Please see additional disclosure in Note 14, “Subsequent Events.”

Net income

As a result of the foregoing items, net income decreased to $1.3 million in the three months ended March 31, 2015, as compared to $5.3 million in the three months ended March 31, 2014. Net income per diluted share decreased to $0.07 per ordinary share for the three months ended March 31, 2015, as compared to $0.30 per ordinary share in the prior year comparable period primarily as a result of decreased profitability.

BUSINESS TRENDS

Renewal revenues remained strong during the three months ended March 31, 2015, increasing more than 10% over the same quarter in the prior year. We are encouraged by the loyalty of our existing customer base and we will continue to undertake efforts to improve our customer renewal rates. Direct and retail device sales declined during the three months ended March 31, 2015. In an effort to strengthen device sales to new customers, we continue to reposition the device with its companion service, the magicAPP, and we are continuing our efforts to expand device sales to new markets. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both, in the United States and international markets.

With the release of the upgraded magicAPP product to iOS customers in April 2015, we are now offering monthly and annual subscription services for the magicAPP and providing our customers the ability to purchase international prepaid minutes directly from the app. We are focused on driving sales growth through monetizing the magicAPP and integrating the full range of our product offerings including the sale of international prepaid minutes. We will be expanding the service to Andriod users later in 2015. However, there are factors that could materially adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP, including that we have not previously generated any material revenues from the magicAPP as it has been a free service to date, and the redeveloped magicAPP will compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we are offering for monetization of the magicAPP will be attractive to consumers at the price points we are offering, or at all.

Furthermore, we are working with Telefonica to expand distribution of our product into Latin American markets. As a first step, the Company intends to introduce the magicJackGo into Mexico. Unlike the magicJackGo in the United States, the device sold in Mexico will not include free access to the magicApp. Instead, the Company is marketing a standalone mobile App subscription service called “magicJack America.” magicJack America is a monthly subscription service that, in addition to App-to-App calling and messaging, will allow subscribers in Mexico to make and receive unlimited calls to and from any phone in the United States and Canada. An Android and iOS version of magicJack America are currently available, and will be marketed to Android and Apple users throughout Mexico.

The Company plans an incremental roll-out of magicJackGo devices in Mexico during the second half of 2015, with the objective of developing a broader distribution channel in Latin America. Any unsold devices may be returned by Telefonica to the Company. Progress on the launch of our relationship with Telefonica has been slower than anticipated. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of March 31, 2015, we had cash and cash equivalents of $82.9 million, marketable securities of $0.4 million and accounts receivables of $2.9 million. Our accounts payable at March 31, 2015 was $2.6 million.

During the three months ended March 31, 2015, we generated positive operating cash flows of $7.5 million, as compared to $14.2 million for the three months ended March 31, 2014. The $6.7 million decrease was primarily due to lower sales of magicJack devices and magicJack related products in the three months ended March 31, 2015, partially offset by lower operating costs and by increased revenues from access right renewals. Net income was $1.3 million for the three months ended March 31, 2015 as compared to $5.3 million for the three months ended March 31, 2014. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $7.5 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, net cash provided by operating activities was primarily attributable to: (i) $1.3 million of net income, (ii) $3.0 million in non-cash items consisting primarily of $1.3 million of stock-based compensation expense, $1.0 million of depreciation and amortization expense, and $0.6 million increase in deferred income tax provision, (iii) a $0.3 million decrease in deferred costs, (iv) a $1.0 million decrease in accounts receivable, (v) a $1.7 million increase in deferred revenue, (vi) a $1.4 million increase in other non-current liabilities and (vii) a $1.1 million increase in income taxes payable. These items were partially offset by: (i) a $1.2 million increase in inventory levels (ii) a $0.6 million decrease in accrued expenses, and (iii) a $0.3 million decrease in accounts payable.

During the three months ended March 31, 2014, net cash provided by operating activities was primarily attributable to: (i) $5.3 million of net income, (ii) $4.9 million in non-cash items consisting of $2.7 million of stock-based compensation expense, $1.4 million for depreciation and amortization expense, a $0.6 million increase in our deferred tax provision and a $0.1 million provision for billing adjustments, (iii) $1.6 million decrease in prepaid taxes, (iv) $1.3 million decrease in deferred costs, (v) a $1.1 million decrease in inventory levels, (vi) a $1.0 million decrease in accounts payable, (vii) $0.4 million increase in deferred revenue primarily associated with access right renewals, and (viii) a $0.5 million increase in other non-current liabilities. These items were partially offset by a $1.3 million decrease in accounts receivable and a $0.7 million decrease in accrued bonuses reflecting payment of 2013 annual bonus amounts.

Cash Flow – Investing Activities

Net cash used in investing activities was $0.5 million and $1.4 million for the three months ended March 31, 2015, and 2014, respectively, and was attributable to purchases of equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Cash Flow –Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 consisted of $16 thousand in proceeds from exercise of stock options.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100.0 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through March 31, 2015 and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. The Company repurchased 6,143,731 ordinary shares under this program through March 31, 2015.

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company may repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The remaining $8.7 million remaining under the company’s prior $100 million repurchase program has been terminated.

Other Liabilities

As of March 31, 2015, we had outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which we are required to make a final non-interest bearing future annual payment of $1.5 million on May 31, 2015. The liability for such payments has been discounted at a rate of 10% to a net present value of $1.5 million at March 31, 2015. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

Off – Balance Sheet Arrangements

We had no off-balance sheet arragements as of March 31, 2015.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of March 31, 2015.

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

Our Investments

As a result of us investing our excess cash, we are also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which may include call option and put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. At March 31, 2015, we did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

We have sold put option contracts in connection with our share repurchase program in order to lower the average price paid for ordinary shares we purchase. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of our ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) our financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At March 31, 2015, we did not have any outstanding put option contracts.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $100 million. The objective of our stock repurchase program is to improve stockholders’ returns. We expended $91.3 million under our repurchase program through March 31, 2015 and there was $8.7 million authorized to purchase ordinary shares pursuant to the stock repurchase program. The Company repurchased 6,143,731 ordinary shares under this program through March 31, 2015. There were no purchases during the three months ended March 31, 2015. All shares repurchased are recorded as treasury stock.

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company may repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The remaining $8.7 million remaining under the company’s prior $100 million repurchase program has been terminated. There were no purchases under the new share repurchase program during the three months ended March 31, 2015.

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

magicJack VocalTec Ltd. (Registrant)
Dated: May 11, 2015	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: May 11, 2015	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer