Form 10-Q
period 2015-06-30
MAGICJACK VOCALTEC LTD
filed 2015-08-10
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in its charter)

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

Yes ☐ No ☒

There were 16,701,001 ordinary shares with no par value outstanding at July 31, 2015.

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

•	references to the “magicJack devices” are to the original magicJack®, the magicJack PLUSTM, the New magicJack PLUSTM , the magicJackGO and the magicJackEXPRESSTM.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$82,327	$75,945
Investments, at fair value	367	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $528 and $1,171, respectively	2,271	3,903
Inventories	6,771	5,635
Deferred costs	2,166	2,765
Prepaid income taxes	581	12,513
Deferred tax assets, current	13,341	13,341
Deposits and other current assets	1,550	1,170
Total current assets	109,374	115,639

Property and equipment, net	3,704	3,564
Intangible assets, net	7,846	9,473
Goodwill	32,304	32,304
Deferred tax assets, non-current	29,511	32,510
Deposits and other non-current assets	756	743
Total assets	$183,495	$194,233
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,272	$2,879
Income tax payable	2,504	9,197
Accrued expenses and other current liabilities	5,007	8,406
Deferred revenue, current portion	56,033	56,445
Total current liabilities	64,816	76,927

Deferred revenue, net of current portion	52,599	54,782
Other non-current liabilities	11,279	13,438
Total liabilities	128,694	145,147

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,032 shares
issued at June 30, 2015 and December 31, 2014, respectively	111,771	111,771
Additional paid-in capital	12,663	10,414
Treasury stock (7,786 and 7,164 shares at June 30, 2015
and December 31, 2014, respectively)	(112,477)	(107,683)
Retained earnings	42,844	34,584
Total capital equity	54,801	49,086
Total liabilities and capital equity	$183,495	$194,233

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenues	$25,410	$29,480	$50,922	$64,793
Cost of revenues	8,669	11,392	18,136	24,414
Gross profit	16,741	18,088	32,786	40,379

Operating expenses:
Marketing	1,833	4,690	4,583	8,986
General and administrative	7,311	8,669	15,011	17,319
Research and development	1,168	1,375	2,330	3,119
Total operating expenses	10,312	14,734	21,924	29,424
Operating income	6,429	3,354	10,862	10,955

Other income (expense):
Gains on investments	-	37	-	37
Interest and dividend income	6	49	17	95
Interest expense	(23)	(55)	(57)	(120)
Other (expense) income, net	(6)	2	(6)	3
Total other income (expense)	(23)	33	(46)	15
Income before income taxes	6,406	3,387	10,816	10,970
Income tax (benefit) expense	(546)	1,118	2,556	3,382
Net income	$6,952	$2,269	$8,260	$7,588

Net Income per ordinary share:
Basic	$0.39	$0.13	$0.46	$0.43
Diluted	$0.39	$0.13	$0.46	$0.43

Weighted average ordinary shares outstanding:
Basic	17,694	17,832	17,781	17,830
Diluted	17,721	17,835	17,816	17,833

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$6,952	$2,269	$8,260	$7,588
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to gains on investments	-	1,006	-	642
Comprehensive income	$6,952	$3,275	$8,260	$8,230

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2015	25,032	$111,771	$10,414	(7,164)	$(107,683)	$34,584	$49,086

Share-based compensation	-	-	2,700	-	-	-	2,700
Issuance of ordinary shares	-	-	(451)	36	451	-	-
Purchase of treasury stock	-	-	-	(658)	(5,245)	-	(5,245)
Net income	-	-	-	-	-	8,260	8,260
Balance, June 30, 2015 (unaudited)	25,032	$111,771	$12,663	(7,786)	$(112,477)	$42,844	$54,801

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$8,260	$7,588
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	71	298
Share-based compensation	2,700	4,252
Depreciation and amortization	2,024	2,830
Release of uncertain tax positions	(294)	-
Deferred income tax provision (benefit)	2,999	(1,342)
Interest expense - non-cash	57	120
Gains on investments	-	(37)
Change in operating assets and liabilities
Accounts receivable	1,561	(936)
Inventories	(1,136)	956
Deferred costs	599	2,897
Deposits and other current assets	5,724	289
Other non-current assets	(13)	(64)
Accounts payable	(1,596)	500
Income taxes payable	(559)	2,064
Accrued expenses and other current liabilities	(1,956)	(197)
Deferred revenue	(2,595)	78
Other non-current liabilities	(2,171)	782
Net cash provided by operating activities	13,675	20,078

Cash flows from investing activities:
Proceeds from sales of investments	-	9,094
Purchases of property and equipment	(548)	(1,667)
Net cash (used in) provided by investing activities	(548)	7,427

Cash flows from financing activities:
Purchase of treasury stock	(5,151)	-
Repurchase of ordinary shares to settle withholding liability	(94)	-
Payment of other non-current liabilities	(1,500)	(1,500)
Proceeds from exercise of ordinary share options	-	27
Net cash used in financing activities	(6,745)	(1,473)
Net increase in cash and cash equivalents	6,382	26,032
Cash and cash equivalents, beginning of period	75,945	45,997
Cash and cash equivalents, end of period	$82,327	$72,029

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2015	2014

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$3,200	$165
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$-	$59

See accompanying notes to condensed consolidated financial statements.

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, provides users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right (the "access right") to access its servers, and the Company's customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, magicJack GO and magicJack EXPRESS, which are updated magicJack devices that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with offices in West Palm Beach, Florida.

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three and six months ended June 30, 2015 and 2014 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $21.9 million and $25.2 million for the three months ended June 30, 2015 and 2014, respectively, and $43.7 million and $56.0 million for the six months ended June 30, 2015 and 2014, respectively. The Company also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.1 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Revenue Recognition

magicJack Devices and Renewal Access Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP Premium access rights is recognized ratably over the access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2015 and 2014, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments of $1 thousand and $18 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1 thousand and $37 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $900 thousand and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Marketing Expenses

Marketing expenses of $1.8 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively, and $4.6 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Advertising media buys	$1,206	$3,101	$3,163	$5,498
Marketing personnel related	387	616	925	1,580
Other marketing projects	240	973	495	1,908
Total Marketing Expense	$1,833	$4,690	$4,583	$8,986

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.2 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At June 30, 2015, the Company had cash and cash equivalents totaling $82.3 million, which included (i) $81.8 million in U.S. financial institutions, and (ii) $0.5 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.5 million in one individual financial institution, were fully insured. The Company had money market accounts with a financial institution with balances totaling approximately $80.3 million.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at June 30, 2015. One telecommunication carrier accounted for approximately 15% of gross accounts receivable at December 31, 2014. For the three and six months ended June 30, 2015 and 2014, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 20% and 17% of gross accounts receivable at June 30, 2015 and December 31, 2014, respectively. For the three and six months ended June 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenues.

Fair Value

The Company accounts for financial instruments in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures" (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgements about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of June 30, 2015 and December 31, 2014, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012, May 2013 and May 2014, respectively. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015. The liability for such payments had been discounted at a rate of 10% to a total fair value of $1.4 million included in accrued expenses and other current liabilities at December 31, 2014.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at June 30, 2015.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2014, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at June 30, 2015.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes to enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $0.7 million and $0.5 million during the three and six months ended June 30, 2015, respectively. No adjustments were made to the valuation allowance during the three and six months ended June 30, 2014.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  The Company revised its liability for uncertain tax positions by a net decrease of $8.4 million in the six months ended June 30, 2015, due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the Internal Revenue Service (“IRS”).

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At June 30, 2015, the estimated annual effective income tax rate is expected to approximate 30.8%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company with the annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LILO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – INVESTMENTS

Investments consists of time deposits with maturity dates of greater than 90 days totaling $367 thousand at June 30, 2015, and December 31, 2014.

The fair value of time deposits at June 30, 2015 and December 31, 2014 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There were no realized gain or loss on investments for the three and six months ended June 30, 2015. Gains on investments for the three months ended June 30, 2014 was $37 thousand and included reclassification of unrealized loss on marketable securities from other comprehensive losses on investments of $1.0 million. Gains on investments for the six months ended June 30, 2014 was $37 thousand and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million. During the three months ended June 30, 2014, the Company sold investments in marketable equity securities for approximately $9.1 million realizing a gain on the sale of approximately $37 thousand over the cost basis of the investment which was determined based on specific identification.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$2,496	$2,793
Finished goods	4,275	2,842
Total	$6,771	$5,635

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $82 thousand of obsolete inventory during the three months ended June 30, 2015. The Company wrote-off approximately $102 thousand of obsolete inventory during the six months ended June 30, 2015. There were no write-downs of obsolete inventory for the three and six months ended June 30, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2015	2014

Switches	3 - 15	$8,943	$8,436
Computers	3	2,707	2,707
Furniture	5	257	257
Leasehold-improvements	*	702	681
Accumulated depreciation
and amortization		(8,905)	(8,517)
Total		$3,704	$3,564

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $0.2 million and $0.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of June 30, 2015 and December 31, 2014, the Company had intangible assets with carrying values of $7.9 million and $9.5 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of June 30, 2015 and December 31, 2014. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	June 30, 2015				December 31, 2014
	Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$4,930	$(4,380)	$550	5.05	$5,221	$(4,554)	$667	5.37
Intellectual property rights	3 - 17	14,161	(8,915)	5,246	5.58	14,161	(7,713)	6,448	6.70
Covenants not-to-compete
and not-to-sue	2 - 5	2,085	(1,703)	382	0.92	2,085	(1,494)	591	1.42
Tradename	3 - 6	321	(309)	12	0.50	321	(297)	24	1.00
Customer relationships	5 - 7	500	(442)	58	2.08	750	(660)	90	2.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Other		470	(83)	387	3.5	470	(28)	442	4.00
Total		$23,267	$(16,632)	$6,635		$23,808	$(15,546)	$8,262

Amortization expense for the three months ended June 30, 2015 and 2014 was $0.8 million and $1.3 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $1.6 million and $2.5 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2015	$1,106
2016	1,675
2017	1,441
2018	964
2019	558
Thereafter	891
$6,635

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014

magicJack devices	$10,209	$10,619
Access right renewals	43,361	43,231
Prepaid minutes	2,463	2,595
Deferred revenue, current	56,033	56,445

Deferred revenue, non-current*	52,599	54,782
Total deferred revenues	$108,632	$111,227

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $3.8 million and $5.0 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $8.2 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 – OTHER LIABILITIES

As of December 31, 2014, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015. The liability for such payments had been discounted at a rate of 10% to a total net present value of $1.4 million at December 31, 2014, which was included in accrued expenses and other current liabilities at December 31, 2014.

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

In April 2015, the Company engaged in mediation to settle a dispute for legal fees incurred in relation to the hiring of an employee whose employment by the Company was alleged to have violated confidentiality obligations of the employee. The Company paid approximately $0.7 million to settle the dispute in June 2015.

The Company believes that it files all required tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a state or municipality were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 10 –TREASURY STOCK

During the first quarter of 2015, the Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $20 million. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $5.2 million under its repurchase program through June 30, 2015 and there was $14.8 million remaining authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. The Company repurchased 645,919 ordinary shares under this program through June 30, 2015.

The Company issued 36,595 of its ordinary shares held as treasury stock with a cost of $451 thousand, or $12.32 per share, to officers, directors and consultants as a result of restricted stock units that were granted in fiscal 2013 and 2014, which vested during the six months ended June 30, 2015. Refer to Note 11, “Share-Based Compensation” for further details. As part of the stock issuance to a former executive in June 2015, the Company repurchased 12,161 ordinary shares from a former executive to satisfy the former executive’s tax withholding obligation upon the vesting of the restricted stock.

The changes in treasury stock during the six months ended June 30, 2015 are as follows (in thousands, except for number of shares):

	Six Months Ended
	June 30, 2015
	Number	Amount

Balance, beginning of period	7,164,260	$107,683
Ordinary shares purchased through
the stock repurchase program	645,919	$5,151
Ordinary shares purchased to settle
withholding liability	12,161	$94
Ordinary shares issued due to
vesting of restricted stock units	(36,595)	(451)
Balance, end of period	7,785,745	$112,477

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of June 30, 2015, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Ordinary share options	$1,143	$1,268	$2,140	$3,706
Restricted stock units	274	315	560	546
Ordinary shares	-	-	-	-
	$1,417	$1,583	$2,700	$4,252

The detail of total stock-based compensation recognized by classification on the unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cost of revenues	$(16)	$127	$16	$352
Marketing	148	323	341	1,035
General and administrative	1,204	966	2,056	2,437
Research and development	81	167	287	428
	$1,417	$1,583	$2,700	$4,252

The decrease in share based compensation for the three and six months ended June 30, 2015, is due in part to the favorable impact of forfeitures on the calculation of stock based compensation expense which resulted in the reversal of $0.5 million in previously recognized expense associated with non-vested ordinary share options and restricted stock units that were forfeited during the six months ended June 30, 2015.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2014, and six months ended June 30, 2015 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2014	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(247,257)	$14.42
Expired or cancelled	-	$-
Outstanding at June 30, 2015 (unaudited)	1,796,600	$14.93	2.73	$-
Vested at June 30, 2015 (unaudited)	1,142,000	$14.75	2.39	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $1.1 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $2.1 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively. The total intrinsic value of ordinary share options exercised during the six months ended June 30, 2015 and 2014 was $0 and $42 thousand, respectively. As of June 30, 2015, there was approximately $2.9 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.09 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. There were no ordinary share options granted during the six months ended June 30, 2015. The weighted average fair value of ordinary share options granted during the six months ended June 30, 2014 was $5.48, and was measured at the date of grant using the following assumptions:

	Six Months Ended June 30,
	2015	2014
Expected term (in years)	-	3.2 - 3.5
Dividend yield	-	0.00%
Expected volatility	-	57.2% to 58.8%
Risk free interest rate	-	1.08% to 1.64%
Forfeiture rate	-	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the six months ended June 30, 2015, the Company did not grant any restricted stock units under the 2013 Plans, as amended. During the six months ended June 30, 2014, the Company granted 30,500 restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2015:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2014	147,264	$15.05
Granted	-	$-
Vested	(36,595)	$11.25
Forfeited	-	$-
Non-vested at June 30, 2015	110,669	$15.29

Share-based compensation expense recognized for restricted stock units was approximately $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $0.8 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.70 years.

NOTE 12 – INCOME TAXES

Total income tax (benefit) / expense was ($0.5) million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. The principal components of our income taxes for the three and six months ended June 30, 2015 and 2014 are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Income before income taxes	$6,406	$3,387	$10,816	$10,970
Income tax expense	(546)	1,118	2,556	3,382
Effective income tax rate	(8.52)%	33.01%	23.63%	30.83%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than the Company’s U.S. federal income tax rate which is 35% as of June 30, 2015.

For the six months ended June 30, 2015, the Company recorded income tax expense of $2.6 million, which is lower than the expected tax provision of $3.8 million, using the statutory rate of 35%, due, in part to the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations, and in part, to the net impact of decreases resulting from the changes in the exchange rate on the Company’s net deferred tax assets associated with the Israeli operations with a tax effect of ($1.3) million, and the tax effect of various other discrete tax items totaling $0.1 million. Excluding the impact of the discrete tax items noted, the Company’s effective tax rate would have been 31.0% and 30.8% for the three and six months ended June 30, 2015, respectively.

The Company revised its liability for uncertain tax positions by a net decrease of $8.4 million in the six months ended June 30, 2015, due primarily to the effective settlement of various positions taken in connection with the U.S. federal income tax years 2010 through 2013 which were examined by the IRS totaling $6.8 million and to a reduction in the accrual for intercompany interest of approximately $1.7 million. These reductions were partially offset by increases from other discrete tax items totaling $0.1 million.

During the three months ended June 30, 2015, the Company received notification from the IRS that its examination of the 2010 through 2013 tax years had been finalized.  The examination resulted in an amount due of $2.6 million which the Company paid in May 2015 and utilization of tax benefits of $4.2 million. As part of finalizing the examination, the Company utilized $5.8 million of its prepaid tax assets to satisfy $5.8 million of income tax payable related to the examination. The Company does not intend to appeal or litigate any aspect of the tax positions included in the completed examination.  Additionally, the Company believes that it is remote that the IRS would reexamine any aspect of the Company’s tax position included in the completed examination.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:	(in thousands)
Net income	$6,952	$2,269	$8,260	$7,588

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	17,694	17,832	17,781	17,830
Effect of dilutive options to purchase ordinary shares	7	3	7	3
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	20	-	28	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	17,721	17,835	17,816	17,833

Net income per ordinary share attributable to shareholders
Basic	$0.39	$0.13	$0.46	$0.43
Diluted	$0.39	$0.13	$0.46	$0.43

For the three months ended June 30, 2015 and 2014, 1,900,519 and 128,000 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive. For the six months ended June 30, 2015 and 2014, 1,900,519 and 1,855,134 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014, as well as our Annual Report on Form 10-K for the year ended December 31, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJack devices weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source and provide users with complete phone service for home, enterprise and while traveling. We charge our customers highly competitive rates for the right (the “access right”) to access our servers, and our customers then continue to have the ability to obtain free telephone services. We also provide additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free. In July 2014, we introduced the magicJack GO which includes a twelve month right to access our servers. In April 2015, we released the magicAPP Premium to iOS customers and in July 2015 the magicAPP Premium was made available to Android users. magicAPP Premium offers a US number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the US Virgin Islands, and unlimited text messaging to any US mobile number.  The magicAPP Premium offers access to our servers on a monthly or annual basis. In May 2015, we introduced the magicJack EXPRESS which includes a three month right to access our servers.

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

We prepare our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and six months ended June 30, 2015 and 2014 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

magicJack Devices and Renewal Access Revenue

We recognize revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of our software to access our servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP Premium access rights is recognized ratably over the access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three and six months ended June 30, 2015 and 2014, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees charged to telecommunications carriers or providers for origination of their calls to 800-numbers and access fees charged to other telecommunications carriers or providers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated to our end-users. Revenues from access fee charges to other telecommunications carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We evaluated the valuation allowance as of December 31, 2014, which resulted in adjustments of $1.2 million to bring the allowance to $16.2 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $0.5 million during the six months ended June 30, 2015.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by a net decrease of $8.4 million in the six months ended June 30, 2015, due primarily in part to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the IRS.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2014. At June 30, 2015, the estimated annual effective income tax rate is expected to approximate 30.8%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

	Three Months Ended June 30,		2015 Compared to			Six Months Ended June 30,		2015 Compared to
	2015	2014	2014			2015	2014	2014
Net Revenues
Sale of magicJack devices	$4,237	$6,497	$(2,260)		(34.8)%	$7,621	$18,479	$(10,858)		(58.8)%
Access right renewals	16,540	16,138	402		2.5	33,615	31,544	2,071		6.6
Shipping and handling	232	638	(406)		(63.6)	420	1,512	(1,092)		(72.2)
magicJack-related products	910	1,931	(1,021)		(52.9)	2,127	4,428	(2,301)		(52.0)
Prepaid minutes	2,140	2,648	(508)		(19.2)	4,374	5,476	(1,102)		(20.1)
Access and wholesale charges	1,348	1,625	(277)		(17.0)	2,758	3,347	(589)		(17.6)
Other	3	3	-		-	7	7	-		-
Total Net Revenue	25,410	29,480	(4,070)		(13.8)	50,922	64,793	(13,871)		(21.4)

Cost of Revenues
Cost of magicJack devices	2,013	3,189	(1,176)		(36.9)	4,160	7,648	(3,488)		(45.6)
Shipping and handling	305	575	(270)		(47.0)	601	948	(347)		(36.6)
Credit card processing fees	544	668	(124)		(18.6)	1,221	1,450	(229)		(15.8)
Network and carrier charges	3,827	5,025	(1,198)		(23.8)	8,166	10,572	(2,406)		(22.8)
Other	1,980	1,935	45		2.3	3,988	3,796	192		5.1
Total Cost of Revenues	8,669	11,392	(2,723)		(23.9)	18,136	24,414	(6,278)		(25.7)

Gross Profit	16,741	18,088	(1,347)		(7.4)	32,786	40,379	(7,593)		(18.8)

Operating expenses:
Marketing	1,833	4,690	(2,857)		(60.9)	4,583	8,986	(4,403)		(49.0)
General and administrative	7,311	8,669	(1,358)		(15.7)	15,011	17,319	(2,308)		(13.3)
Research and development	1,168	1,375	(207)		(15.1)	2,330	3,119	(789)		(25.3)
Total operating expenses	10,312	14,734	(4,422)		(30.0)	21,924	29,424	(7,500)		(25.5)
Operating income	6,429	3,354	3,075		91.7	10,862	10,955	(93)		(0.8)

Other income (expense):
Gains on investments	-	37	(37)	*		-	37	(37)	*
Interest and dividend income	6	49	(43)	*		17	95	(78)	*
Interest expense	(23)	(55)	32	*		(57)	(120)	63	*
Other (expense) income, net	(6)	2	(8)	*		(6)	3	(9)	*
Total other income (expense)	(23)	33	(56)	*		(46)	15	(61)	*
Income before income taxes	6,406	3,387	3,019		89.1	10,816	10,970	(154)		(1.4)
Income tax expense	(546)	1,118	(1,664)	*		2,556	3,382	(826)	*
Net income	$6,952	$2,269	$4,683		206.4	$8,260	$7,588	$672		8.9

* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sales of the magicJack devices – represents revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial three, six or twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represents revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service or the magicAPP. The extended access right ranges from one month to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period;

•
Shipping and handling – represents charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three, six or twelve months access right period associated with the magicJack device;

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

•
Access and wholesale charges – represents revenues generated from: (i) access fees charged to other telecommunication carriers or providers for IXC calls terminated to our end-users, and (ii) fees charged to telecommunications carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments; and

•	Other – represents primarily revenues generated by ancillary revenue sources.

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of magicJack devices sold – represents the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers over the period associated with the initial three, six or twelve months access right period;

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

•
Network and carrier charges – represents facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunications carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred; and

•
Other cost of revenues – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from discontinued revenue sources.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

Net Revenues

Total net revenue was $25.4 million and $29.5 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $4.1 million, or 13.8%. The decrease in the components of net revenues was primarily attributable to the following:

•	$2.3 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and lower unit sales volumes;

•	$1.0 million decrease in magicJack related product revenue reflecting lower volumes;

•	$0.4 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$0.5 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.3 million decrease in access and wholesale charges.

These decreases in components of net revenue were partially offset by a $0.4 million increase in access right renewal revenues reflecting higher average renewal rates and the impact of e-mail marketing to expiring customers.

For the three months ended June 30, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 70% and 80%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 30% and 20%, respectively, of magicJack devices sold. For the three months ended June 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $8.7 million and $11.4 million for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of approximately $2.7 million, or 23.9%. This decrease in cost of revenues was primarily attributable to: (i) a $1.2 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes; (ii) a $1.2 million decrease in network and carrier charges primarily as a result of less charges due to less traffic and better negotiated rates with other carriers, and (iii) a $0.4 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes.

Operating Expenses

Total operating expenses were $10.3 million and $14.7 million for three months ended June 30, 2015 and 2014, respectively, representing a decrease of $4.4 million, or 30.0%. This decrease in operating expenses is attributable to: (i) a $2.8 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs; (ii) a $1.4 million decrease in General and Administrative (“G&A”) expense due to several factors including lower legal fees, consulting fees, customer care fees, travel expenses and lower amortization expense as the non-compete with the Company’s founder was impaired in July 2014 offset in part by higher personnel related costs primarily as a result of severance pay for terminated employees; and (iii) a $0.2 million decrease in R&D expenses  primarily due to lower personnel related costs.

Income Taxes

Total income tax (benefit) / expense was ($0.5) million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. The principal components of our income taxes for the three months ended June 30, 2015 and 2014 are the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014

Income before income taxes	$6,406	$3,387
Income tax (benefit) expense	(546)	1,118
Effective income tax rate	(8.52)%	33.01%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than our U.S. federal income tax rate which is 35% as of June 30, 2015.

For the three months ended June 30, 2015, we recorded an income tax benefit of ($0.5) million, which is lower than the expected tax provision of $2.2 million, using the statutory income tax rate of 35%, due in part to the lower jurisdictional tax rate charged on the operating income of our Israeli operations, and in part, to the net impact of decreases resulting from changes in the exchange rate on our net deferred tax assets associated with the Israeli operations with a tax effect of ($3.2) million, and the tax effect of various other items totaling $0.7 million. We revised our liability for uncertain tax positions by a net decrease of $9.7 million in the three months ended June 30, 2015 due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the IRS totaling $6.8 million, to a reduction in the accrual for intercompany interest of approximately $2.1 million, and to an unrealized foreign currency exchange loss on US dollar valued Israeli assets of $0.9 million.

During the three months ended June 30, 2015, we received notification from the IRS that its examination of the 2010 through 2013 tax years had been finalized.  The examination resulted in an amount due of $2.6 million which was paid in May 2015 and utilization of tax benefits of $4.2 million.  We do not intend to appeal or litigate any aspect of the tax positions included in the completed examination.  Additionally, we believe that the likelihood is remote that the IRS would re-examine any aspect of our tax positions included in the completed examination.

The 2015 estimated annual effective tax rate is expected to approximate 30.8%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income increased to $7.0 million in the three months ended June 30, 2015, as compared to $2.3 million in the three months ended June 30, 2014. Net income per diluted share increased to $0.39 per ordinary share for the three months ended June 30, 2015, as compared to $0.13 per ordinary share in the prior year comparable period primarily as a result of increased profitability reflecting reductions in cost of revenues and operating expenses.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

Net Revenues

Total net revenue was $50.9 million and $64.8 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of $13.9 million, or 21.4%. The decrease in the components of net revenues was primarily attributable to the following:

•	$10.9 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and lower unit sales volumes;

•	$2.3 million decrease in magicJack related product revenue reflecting lower volumes;

•	$1.0 million decrease in shipping and handling revenue reflecting the lower sales volumes;

•	$1.1 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.6 million decrease in access and wholesale charges.

These decreases in components of net revenue were partially offset by a $2.0 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of e-mail marketing to expiring customers.

For the six months ended June 30, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 68% and 75%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 32% and 25%, respectively, of magicJack devices sold. For the six months ended June 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $18.1 million and $24.4 million for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of approximately $6.3 million, or 25.7%. This decrease in cost of revenues was primarily attributable to: (i) a $3.5 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes; (ii) a $2.4 million decrease in network and carrier charges primarily as a result of less charges due to less traffic and better negotiated rates with other carriers, and (iii) a $0.6 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes. These decreases in cost of revenues were partially offset by a $0.2 million increase in overhead allocation.

Operating Expenses

Total operating expenses were $21.9 million and $29.4 million for six months ended June 30, 2015 and 2014, respectively, representing a decrease of $7.5 million, or 25.5%. This decrease in operating expenses is attributable to: (i) a $4.4 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs; (ii) a $2.3 million decrease in G&A expense due to several factors including lower legal fees, consulting fees, customer care fees, travel expenses and lower amortization expense as the non-compete with the Company’s founder was impaired in July 2014 offset in part by higher personnel related costs primarily as a result of severance pay for terminated employees; and (iii) a $0.8 million decrease in R&D expenses related to lower costs related to R&D and lower personnel related costs.

Income Taxes

Total income tax expense was $2.6 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. The principal components of our income taxes for the six months ended June 30, 2015 and 2014 are the following (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Income before income taxes	$10,816	$10,970
Income tax expense	2,556	3,382
Effective income tax rate	23.63%	30.83%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than our U.S. federal income tax rate which is 35% as of June 30, 2015.

For the six months ended June 30, 2015, we recorded income tax expense of $2.6 million, which is lower than the expected tax provision of $3.8 million, using the statutory rate of 35%, due, in part to the lower jurisdictional tax rate charged on the operating income of our Israeli operations, and in part, to the net impact of decreases resulting from the changes in the exchange rate on our net deferred tax assets associated with the Israeli operations with a tax effect of ($1.3) million, and the tax effect of various other discrete tax items totaling $0.1 million.

The 2015 estimated annual effective tax rate is expected to approximate 30.8%, excluding discrete items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income increased to $8.3 million in the six months ended June 30, 2015, as compared to $7.6 million in the six months ended June 30, 2014. Net income per diluted share increased to $0.46 per ordinary share for the six months ended June 30, 2015, as compared to $0.43 per ordinary share in the prior year comparable period primarily as a result of favorable tax adjustments.

BUSINESS TRENDS

Renewal revenues remained strong during the six months ended June 30, 2015, increasing more than 6% over the same period in the prior year. We remain encouraged by the loyalty of our existing customer base and will continue to undertake efforts to improve our customer renewal rates. Device sales and other device related revenues declined during the six months ended June 30, 2015 reflecting continuing gradual decline in device sales in both our direct and retail channels. In our ongoing efforts to strengthen device sales to new customers, we launched the magicJack EXPRESS in May 2015 which offers customers the same dependable magicJack service at a lower entry price and includes 3 months of service with the initial purchase rather than the year that is included with the magicJackGO, we are maintaining our efforts to expand device sales to new markets, and with the launch of the magicAPP Premium to both iOS and Android customers, we are preparing to increase our efforts to reposition the device with its companion service, the magicAPP Premium. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both, in the United States and international markets.

With the release of the upgraded magicAPP Premium product to iOS customers in April 2015, we began offering monthly and annual subscription services for the magicAPP and providing our customers the ability to purchase international prepaid minutes directly from the app. We are focused on driving sales growth through monetizing the magicAPP and integrating the full range of our product offerings including the sale of international prepaid minutes. We expanded the service to Android users in late July 2015. However, there are factors that could materially adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP, including that we have not previously generated any material revenues from the magicAPP as it has been a free service prior to April 2015, and the redeveloped magicAPP will compete with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we are offering for monetization of the magicAPP will be attractive to consumers at the price points we are offering, or at all.

Furthermore, we continue to work with Telefonica to expand distribution of our products into Latin American markets. Progress on the launch of our relationship with Telefonica has been slower than anticipated. In the meantime, the Company is beginning efforts to distribute the magicJackGO into Mexico. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of June 30, 2015, we had cash and cash equivalents of $82.3 million, marketable securities of $0.4 million and accounts receivables of $2.3 million. Our accounts payable at June 30, 2015 was $1.3 million.

During the six months ended June 30, 2015, we generated positive operating cash flows of $13.7 million, as compared to $20.1 million for the six months ended June 30, 2014. The $6.4 million decrease was primarily due to lower sales of magicJack devices and magicJack related products in the six months ended June 30, 2015, partially offset by lower operating costs and by increased revenues from access right renewals. Net income was $8.3 million for the six months ended June 30, 2015 as compared to $7.6 million for the six months ended June 30, 2014. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $13.7 million and $20.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, net cash provided by operating activities was primarily attributable to: (i) $8.3 million of net income, (ii) $7.6 million in non-cash items consisting primarily of $2.7 million of stock-based compensation expense, $2.0 million of depreciation and amortization expense, and a $3.0 million increase in deferred income tax provision, partially offset by a $0.3 million release of the uncertain tax positions (iii) a $0.6 million decrease in deferred costs, (iv) a $1.6 million decrease in accounts receivable, and (v) a $5.7 million decrease in prepaid income taxes and other current assets. These items were partially offset by: (i) a $2.6 million decrease in deferred revenue, (ii) a $1.1 million increase in inventory levels (iii) a $2.0 million decrease in accrued expenses, (iv) a $0.6 million decrease in income taxes payable, (v) a $1.6 million decrease in accounts payable, and (vi) a $2.2 million decrease in other non-current liabilities.

During the six months ended June 30, 2014, net cash provided by operating activities was primarily attributable to: (i) $7.6 million of net income, (ii) $6.1 million in non-cash items consisting of $4.3 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense, and a $0.3 million provision for billing adjustments partially offset by a $1.3 million decrease in the deferred income tax provision, (iii) $0.3 million decrease in deposits and other current assets including prepaid income taxes, (iv) $2.9 million decrease in deferred costs, (v) a $1.0 million decrease in inventory levels, (vi) a $0.5 million increase in accounts payable, (vii) a $2.1 million increase in income taxes payable, (viii) a $0.1 million increase in deferred revenue primarily associated with access right renewals, and (ix) a $0.8 million increase in other non-current liabilities. These items were partially offset by: (i) a $0.9 million increase in accounts receivable (ii) a $0.1 million increase in other non-current assets, and (iii) a $0.2 million decrease in accrued expenses.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was $(0.6) million and $7.4 million for the six months ended June 30, 2015, and 2014, respectively.

Net cash used in investing activities during the six months ended June 30, 2015 was attributable to purchases of equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Net cash provided by investing activities during the six months ended June 30, 2014 was primarily attributable to $9.1 million proceeds from sale of investments, offset in part by $1.7 million used to purchase equipment and leasehold improvements primarily due to upgrades to our data storage facility and new warehouse and distribution center.

Cash Flow –Financing Activities

Net cash used in financing activities was $6.7 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

Net cash used in financing activities during the six months ended June 30, 2015 primarily consisted of $5.2 million in cash used to purchase 645,919 ordinary shares at an average price of $7.97 per share as part of our share repurchase program and $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Net cash used in financing activities during the six months ended June 30, 2014 consisted primarily of a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Stock Repurchase Program

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $20 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $5.2 million under our repurchase program through June 30, 2015 and there was $14.8 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 645,919 ordinary shares under this program through June 30, 2015.

Other Liabilities

As of June 30, 2015, we no longer have an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

We are subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. Our policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular fiscal year or quarter. For additional information, refer to Note 9, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

ITEM 1A.                   Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $20 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $5.2 million under our repurchase program through June 30, 2015 and there was $14.8 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 645,919 ordinary shares under this program through June 30, 2015.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
April 1, 2015 - April 30, 2015	0	$-	0	$20,000
May 1, 2015 - May 31, 2015	295,833	$7.98	295,833	$17,642
June 1, 2015 - June 30, 2015	350,086	$7.95	350,086	$14,849
Total	645,919		645,919

* Shares acquired under the new share repurchase program during the quarter ended June 30, 2015 were acquired through open market purchases. Refer to Note 10, "Treasury Stock," in the Notes to our unaudited condensed consolidated financial statements included in item 1 herein for further details.

On March 16, 2015, we announced that our Board of Directors had authorized a new share repurchase program under which the Company may repurchase up to $20.0 million of its outstanding ordinary shares from time to time on the open market or in privately negotiated transactions.  The Company's prior $100 million repurchase program, pursuant to which $91.3 million of its outstanding ordinary shares was repurchased and $8.7 million remained authorized for repurchases has been terminated.

ITEM 3.                      Defaults Upon Senior Securities

Not applicable.

ITEM 4.                      Mine Safety Disclosures

Not applicable.

ITEM 5.                      Other Information

On July 15, 2015, the Company and Mr. Gerald T. Vento, the Company's Chief Executive Officer and President, entered into the Amendment to Executive Employment Agreement (the "Amendment") for the purpose of extending the term of Mr. Vento's employment one additional year so that it now terminates on December 31, 2016.  This Amendment implements the one year extension of the terms of service and employment of Mr. Vento under the Executive Employment Agreement, effective January 1, 2013, by and between the Company and Mr. Vento (the "Employment Agreement"), a copy of which was filed with the SEC as an attachment to a Form 8-K on April 8, 2013.  The one-year extension was previously approved by the Compensation Committee and the Board of Directors on May 26, 2015, subject to shareholder approval at the 2015 annual meeting of shareholders (the "Meeting').  The shareholders approved the one year extension to Mr. Vento's Employment Agreement at the Meeting as set forth in the Form 8-K filed on July 13, 2015.  Pursuant to the Amendment, all other terms under the Employment Agreement remain in effect.

On June 5, 2015, the Company and Mr. Timothy McDonald entered into a Separation Agreement and Release (the "Separation Agreement").  Pursuant to the terms of the Separation Agreement, the Company will: (i) pay Mr. McDonald a lump sum payment of $500,000, (ii) reimburse his COBRA costs for the twelve month period following the separation date, and (iii) accelerate the vesting of the remaining unvested shares of restricted stock granted to Mr. McDonald.  On June 6, 2015, the Company and Mr. Timothy McDonald entered into an Independent Contractor Agreement (the "Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, Mr. McDonald has agreed to perform consulting services requested by the Company from time to time in return for a fee of $20,000 per month plus reimbursement of any reasonable travel expenses.  The Consulting Agreement may be terminated by either party on ten days' prior written notice to the other party.

ITEM 6.                      Exhibits

10.1	Amendment to Executive Employment Agreement, dated as of July 15, 2015, by and between the Company and Gerald T. Vento.
10.2	Separation Agreement dated as of June 5, 2015, by and between the Company and Timothy McDonald.
10.3	Consulting Agreement dated as of June 6, 2015, by and between the Company and Timothy McDonald.
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)
Dated: August 10, 2015	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: August 10, 2015	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer