Form 10-Q
period 2015-09-30
MAGICJACK VOCALTEC LTD
filed 2015-11-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

There were 15,751,254 ordinary shares with no par value outstanding at October 31, 2015.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$79,569	$75,945
Investments, at fair value	367	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $503 and $1,171, respectively	2,568	3,903
Inventories	6,240	5,635
Deferred costs	1,838	2,765
Prepaid income taxes	-	12,513
Deferred tax assets, current	9,115	13,341
Deposits and other current assets	2,079	1,170
Total current assets	101,776	115,639

Property and equipment, net	3,520	3,564
Intangible assets, net	7,177	9,473
Goodwill	32,304	32,304
Deferred tax assets, non-current	30,798	32,510
Deposits and other non-current assets	749	743
Total assets	$176,324	$194,233
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,322	$2,879
Income tax payable	2,369	9,197
Accrued expenses and other current liabilities	5,452	8,406
Deferred revenue, current portion	53,280	56,445
Total current liabilities	62,423	76,927

Deferred revenue, net of current portion	51,078	54,782
Other non-current liabilities	11,919	13,438
Total liabilities	125,420	145,147

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,032 shares
issued at September 30, 2015 and December 31, 2014, respectively	111,771	111,771
Additional paid-in capital	13,869	10,414
Treasury stock (8,860 and 7,164 shares at September 30, 2015
and December 31, 2014, respectively)	(120,891)	(107,683)
Retained earnings	46,155	34,584
Total capital equity	50,904	49,086
Total liabilities and capital equity	$176,324	$194,233

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenues	$25,409	$25,813	$76,331	$90,606
Cost of revenues	8,225	9,477	26,361	33,891
Gross profit	17,184	16,336	49,970	56,715

Operating expenses:
Marketing	2,357	6,244	6,940	15,230
General and administrative	6,286	9,402	21,297	26,721
Research and development	1,088	1,494	3,418	4,613
Total operating expenses	9,731	17,140	31,655	46,564
Operating income (loss)	7,453	(804)	18,315	10,151

Other income (expense):
Gains on investments	-	-	-	37
Interest and dividend income	6	13	23	108
Interest expense	-	(34)	(57)	(154)
Other income (expense), net	4	1	(2)	4
Total other income (expense)	10	(20)	(36)	(5)
Income (loss) before income taxes	7,463	(824)	18,279	10,146
Income tax (benefit) expense	4,152	(823)	6,708	2,559
Net income (loss)	$3,311	$(1)	$11,571	$7,587

Net Income (loss) per ordinary share:
Basic	$0.20	$(0.00)	$0.66	$0.43
Diluted	$0.20	$(0.00)	$0.66	$0.43

Weighted average ordinary shares outstanding:
Basic	16,651	17,832	17,400	17,830
Diluted	16,658	17,832	17,426	17,832

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$3,311	$(1)	$11,571	$7,587
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to gains on investments	-	-	-	642
Comprehensive income (loss)	$3,311	$(1)	$11,571	$8,229

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2015	25,032	$111,771	$10,414	(7,164)	$(107,683)	$34,584	$49,086

Share-based compensation	-	-	3,906	-	-	-	3,906
Issuance of ordinary shares	-	-	(451)	36	451	-	-
Purchase of treasury stock	-	-	-	(1,732)	(13,659)	-	(13,659)
Net income	-	-	-	-	-	11,571	11,571
Balance, September 30, 2015 (unaudited)	25,032	$111,771	$13,869	(8,860)	$(120,891)	$46,155	$50,904

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$11,571	$7,587
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (recovery) for doubtful accounts and billing adjustments	70	(64)
Share-based compensation	3,906	5,714
Depreciation and amortization	2,877	3,811
Impairment of intangible asset	-	2,464
(Release) increase of uncertain tax positions	(1,124)	351
Deferred income tax provision (benefit)	6,105	(1,105)
Interest expense - non-cash	57	154
Gains on investments	-	(37)
Change in operating assets and liabilities
Accounts receivable	1,265	548
Inventories	(605)	1,145
Deferred costs	927	2,299
Prepaid Income taxes	5,985	1,428
Deposits and other current assets	(909)	(1,865)
Other non-current assets	(6)	(51)
Accounts payable	(1,546)	1,064
Income taxes payable	(873)	1,745
Accrued expenses and other current liabilities	(1,511)	(694)
Deferred revenue	(6,869)	(988)
Other non-current liabilities	11	-
Net cash provided by operating activities	19,331	23,506

Cash flows from investing activities:
Proceeds from sales of investments	-	9,094
Purchases of property and equipment	(548)	(1,911)
Acquisition of intangible assets	-	(15)
Net cash (used in) provided by investing activities	(548)	7,168

Cash flows from financing activities:
Purchase of treasury stock	(13,565)	-
Repurchase of ordinary shares to settle withholding liability	(94)	-
Payment of other non-current liabilities	(1,500)	(1,500)
Proceeds from exercise of ordinary share options	-	27
Net cash used in financing activities	(15,159)	(1,473)
Net increase in cash and cash equivalents	3,624	29,201
Cash and cash equivalents, beginning of period	75,945	45,997
Cash and cash equivalents, end of period	$79,569	$75,198

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2015	2014

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$3,318	$165
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$-	$103
Intangible assets (acquired through financing)	$-	$470
Accrued expenses and other current liabilities	$-	$(573)

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

The Company prepares its unaudited condensed consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the three and nine months ended September 30, 2015 and 2014 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $21.8 million and $21.7 million for the three months ended September 30, 2015 and 2014, respectively, and $65.6 million and $77.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $2.0 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $6.4 million and $8.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2015 and 2014, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs, less a provision for billing adjustments.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.8 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Marketing Expenses

Marketing expenses of $2.4 million and $6.2 million for the three months ended September 30, 2015 and 2014, respectively, and $6.9 million and $15.2 million for the nine months ended September 30, 2015 and 2014, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Advertising media buys	$2,002	$4,297	$5,165	$9,795
Marketing personnel related	229	596	1,154	2,176
Other marketing projects	126	1,351	621	3,259
Total Marketing Expense	$2,357	$6,244	$6,940	$15,230

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.1 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At September 30, 2015, the Company had cash and cash equivalents totaling $79.6 million, which included (i) $79.2 million in U.S. financial institutions, and (ii) $0.4 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.3 million in one individual financial institution, were fully insured. The Company had money market accounts with a financial institution with balances totaling approximately $77.9 million.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at September 30, 2015. One telecommunication carrier accounted for approximately 15% of gross accounts receivable at December 31, 2014. For the three and nine months ended September 30, 2015 and 2014, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

Two U.S. retail customers accounted for approximately 16% and 15% of gross accounts receivable at September 30, 2015, respectively. One U.S. retail customer accounted for approximately 17% of gross accounts receivable at December 31, 2014. For the three and nine months ended September 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of September 30, 2015 and December 31, 2014, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at September 30, 2015.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2014, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at September 30, 2015.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes to enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its’ net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company decreased the valuation allowance by $0.7 million and $0.1 million during the three and nine months ended September 30, 2015, respectively. The Company decreased the valuation allowance by $0.3 million during the three and nine months ended September 30, 2014.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by a net decrease of $7.9 million in the nine months ended September 30, 2015, due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the Internal Revenue Service (“IRS”).

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At September 30, 2015, the estimated annual effective income tax rate is expected to approximate 31.1%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

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

NOTE 3 – INVESTMENTS

Investments consists of time deposits with maturity dates of greater than 90 days totaling $367 thousand at September 30, 2015, and December 31, 2014.

The fair value of time deposits at September 30, 2015 and December 31, 2014 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There were no realized gain or loss on investments for the three and nine months ended September 30, 2015. Gains on investments for the three months ended September 30, 2014 was $0, and did not include any reclassification of unrealized gain (loss) on marketable securities from other comprehensive gains (losses) on investments. Gains on investments for the nine months ended September 30, 2014 was $37 thousand and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million. During the nine months ended September 30, 2014, the Company sold investments in marketable equity securities for approximately $9.1 million realizing a gain on the sale of approximately $37 thousand over the cost basis of the investment which was determined based on specific identification.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014

Raw materials	$2,704	$2,793
Finished goods	3,536	2,842
Total	$6,240	$5,635

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. The Company did not write-off any inventory during the three months ended September 30, 2015. The Company wrote-off approximately $102 thousand of obsolete inventory during the nine months ended September 30, 2015. The Company wrote-off approximately $42 thousand of obsolete inventory during the three and nine months ended September 30, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2015	2014

Switches	3 - 15	$8,943	$8,436
Computers	3	2,707	2,707
Furniture	5	257	257
Leasehold-improvements	*	702	681
Accumulated depreciation
and amortization		(9,089)	(8,517)
Total		$3,520	$3,564

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $0.2 million and $0.2 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $0.6 million and $0.4 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of September 30, 2015 and December 31, 2014, the Company had intangible assets with carrying values of $7.2 million and $9.5 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $1.2 million as of September 30, 2015 and December 31, 2014. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives	September 30, 2015				December 31, 2014
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$4,930	$(4,439)	$491	4.93	$5,221	$(4,554)	$667	5.37
Intellectual property rights	3 - 17	14,161	(9,330)	4,831	5.51	14,161	(7,713)	6,448	6.70
Covenants not-to-compete
and not-to-sue	2 - 5	2,085	(1,807)	278	0.67	2,085	(1,494)	591	1.42
Tradename	3 - 6	321	(315)	6	0.25	321	(297)	24	1.00
Customer relationships	5 - 7	500	(500)	-	-	750	(660)	90	2.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Other		470	(110)	360	3.25	470	(28)	442	4.00
Total		$23,267	$(17,301)	$5,966		$23,808	$(15,546)	$8,262

Amortization expense for the three months ended September 30, 2015 and 2014 was $0.7 million and $0.8 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $2.3 million and $3.4 million, respectively. Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million included in general and administrative expense related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets. Based on the carrying value of identified intangible assets recorded at September 30, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2015	$489
2016	1,644
2017	1,420
2018	964
2019	558
Thereafter	891
$5,966

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014

magicJack devices	$9,485	$10,619
Access right renewals	41,345	43,231
Prepaid minutes	2,450	2,595
Deferred revenue, current	53,280	56,445

Deferred revenue, non-current*	51,078	54,782
Total deferred revenues	$104,358	$111,227

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $3.7 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $11.9 million and $15.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

NOTE 10 –TREASURY STOCK

During the first quarter of 2015, the Company's Board of Directors authorized a stock repurchase program to enable the Company to purchase its ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $20 million. The primary objective of the Company’s stock repurchase program is to improve stockholders’ returns. The Company expended $13.6 million under its repurchase program through September 30, 2015 and there was $6.4 million remaining authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. The Company repurchased 1,720,390 ordinary shares under this program through September 30, 2015.

The Company issued 36,595 of its ordinary shares held as treasury stock with a cost of $451 thousand, or $12.32 per share, to officers, directors and consultants as a result of restricted stock units that were granted in fiscal 2013 and 2014, which vested during the nine months ended September 30, 2015. Refer to Note 11, “Share-Based Compensation” for further details. As part of the stock issuance to a former executive in June 2015, the Company repurchased 12,161 ordinary shares from a former executive to satisfy the former executive’s tax withholding obligation upon the vesting of the restricted stock.

The changes in treasury stock during the nine months ended September 30, 2015 are as follows (in thousands, except for number of shares):

	Nine Months Ended
	September 30, 2015
	Number	Amount

Balance, beginning of period	7,164,260	$107,683
Ordinary shares purchased through
the stock repurchase program	1,720,390	13,565
Ordinary shares purchased to settle
withholding liability	12,161	94
Ordinary shares issued due to
vesting of restricted stock units	(36,595)	(451)
Balance, end of period	8,860,216	$120,891

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of September 30, 2015, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Ordinary share options	$945	$1,176	$3,085	$4,882
Restricted stock units	261	286	821	832
Ordinary shares	-	-	-	-
	$1,206	$1,462	$3,906	$5,714

The detail of total stock-based compensation recognized by classification on the unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of revenues	$30	$53	$46	$405
Marketing	101	277	442	1,312
General and administrative	995	864	3,051	3,301
Research and development	80	268	367	696
	$1,206	$1,462	$3,906	$5,714

The decrease in share based compensation for the three and nine months ended September 30, 2015, is due in part to the favorable impact of forfeitures on the calculation of stock based compensation expense which resulted in the reversal of $0.5 million in previously recognized expense associated with non-vested ordinary share options and restricted stock units that were forfeited during the nine months ended September 30, 2015.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2014, and nine months ended September 30, 2015 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2014	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(247,257)	$14.42
Expired or cancelled	-	$-
Outstanding at September 30, 2015 (unaudited)	1,796,600	$14.93	2.52	$-
Vested at September 30, 2015 (unaudited)	1,153,668	$14.73	2.21	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $0.9 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $3.1 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively. The total intrinsic value of ordinary share options exercised during the nine months ended September 30, 2015 and 2014 was $0 and $42 thousand, respectively. As of September 30, 2015, there was approximately $1.9 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 0.99 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. As the Company does not have historical data available regarding employee exercise patterns, it did not anticipate any forfeiture of the ordinary share options granted and the expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. There were no ordinary share options granted during the nine months ended September 30, 2015. The weighted average fair value of ordinary share options granted during the nine months ended September 30, 2014 was $6.22, and was measured at the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Expected term (in years)	-	3.2 - 3.5
Dividend yield	-	0.00%
Expected volatility	-	57.2% to 58.8%
Risk free interest rate	-	1.07% to 1.64%
Forfeiture rate	-	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the nine months ended September 30, 2015, the Company did not grant any restricted stock units under the 2013 Plans, as amended. During the nine months ended September 30, 2014, the Company granted 30,500 restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2015:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2014	147,264	$15.05
Granted	-	$-
Vested	(36,595)	$11.25
Forfeited	-	$-
Non-vested at September 30, 2015	110,669	$15.29

Share-based compensation expense recognized for restricted stock units was approximately $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.8 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $0.5 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.44 years.

NOTE 12 – INCOME TAXES

Total income tax expense / (benefit) was $4.2 million and $(0.8) million for the three months ended September 30, 2015 and 2014, respectively, and $6.7 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. The principal components of our income taxes for the three and nine months ended September 30, 2015 and 2014 are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income before income taxes	$7,463	$(824)	$18,279	$10,146
Income tax (benefit) expense	4,152	(823)	6,708	2,559
Effective income tax rate	55.63%	99.88%	36.70%	25.22%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than the Company’s U.S. federal income tax rate which is 35% as of September 30, 2015.

For the nine months ended September 30, 2015, the Company recorded income tax expense of $6.7 million, which is higher than the expected tax provision of $6.4 million, using the statutory rate of 35%, due, in part, to the net impact of increases resulting from the changes in the exchange rate on the Company’s net deferred tax assets associated with the Israeli operations with a tax effect of $0.6 million, and the tax effect of various other discrete tax items totaling $0.4 million, partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations. Excluding the impact of the discrete tax items noted, the Company’s effective tax rate would have been 31.6% and 31.1% for the three and nine months ended September 30, 2015, respectively.

The Company revised its liability for uncertain tax positions by a net decrease of $7.9 million in the nine months ended September 30, 2015, due primarily to the effective settlement of various positions taken in connection with the U.S. federal income tax years 2010 through 2013 which were examined by the IRS totaling $7.2 million and to a reduction in the accrual for intercompany interest and currency revaluation income of approximately $0.8 million. These reductions were partially offset by increases from other discrete tax items totaling $0.1 million.

During the nine months ended September 30, 2015, the Company received notification from the IRS that its examination of the 2010 through 2013 tax years had been finalized.  The examination resulted in an amount due of $2.6 million which the Company paid in May 2015. In addition to the cash payment, the Company utilized tax benefits of $4.2 million in conjunction with the settlement. As part of finalizing the examination, the Company utilized $5.8 million of its prepaid tax assets to satisfy $5.8 million of income tax payable related to the examination. The Company does not intend to appeal or litigate any aspect of the tax positions included in the completed examination.  Additionally, the Company believes that it is remote that the IRS would reexamine any aspect of the Company’s tax position included in the completed examination.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:	(in thousands)
Net income (loss)	$3,311	$(1)	$11,571	$7,587

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	16,651	17,832	17,400	17,830
Effect of dilutive options to purchase ordinary shares	7	-	7	2
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	-	-	19	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	16,658	17,832	17,426	17,832

Net income per ordinary share attributable to shareholders
Basic	$0.20	$(0.00)	$0.66	$0.43
Diluted	$0.20	$(0.00)	$0.66	$0.43

For the three months ended September 30, 2015 and 2014, 1,900,519 and 2,227,088 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, 1,900,519 and 2,020,338 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014, as well as our Annual Report on Form 10-K for the year ended December 31, 2014. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

We prepare our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and nine months ended September 30, 2015 and 2014 were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), and Predictive Marketing, LLC and B Kruse and Associates, LLC (collectively, “Dialmaxx”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2015 may not be indicative of the results for the entire year ending December 31, 2015. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 16, 2015.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three and nine months ended September 30, 2015 and 2014, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We evaluated the valuation allowance as of December 31, 2014, which resulted in adjustments of $1.2 million to bring the allowance to $16.2 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We decreased the valuation allowance by $0.1 million during the nine months ended September 30, 2015.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by a net decrease of $7.9 million during the nine months ended September 30, 2015, due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the IRS.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2015 and certain other deferred tax assets were recognized for financial reporting purposes at December 31, 2014. At September 30, 2015, the estimated annual effective income tax rate is expected to approximate 31.1%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended September 30,		2015 Compared to		Nine Months Ended September 30,		2015 Compared to
	2015	2014	2014		2015	2014	2014
Net Revenues
Sale of magicJack devices	$4,466	$3,107	$1,359	43.7%	$12,087	$21,586	$(9,499)	(44.0	) %
Access right renewals	16,199	16,834	(635)	(3.8)	49,814	48,378	1,436	3.0
Shipping and handling	208	356	(148)	(41.6)	628	1,868	(1,240)	(66.4)
magicJack-related products	905	1,442	(537)	(37.2)	3,032	5,870	(2,838)	(48.3)
Prepaid minutes	2,042	2,502	(460)	(18.4)	6,416	7,978	(1,562)	(19.6)
Access and wholesale charges	1,589	1,572	17	1.1	4,347	4,919	(572)	(11.6)
Other	-	-	-	-	7	7	-	-
Total Net Revenue	25,409	25,813	(404)	(1.6)	76,331	90,606	(14,275)	(15.8)

Cost of Revenues
Cost of magicJack devices	1,957	1,725	232	13.4	6,117	9,373	(3,256)	(34.7)
Shipping and handling	310	603	(293)	(48.6)	911	1,551	(640)	(41.3)
Credit card processing fees	490	530	(40)	(7.5)	1,711	1,980	(269)	(13.6)
Network and carrier charges	3,697	4,734	(1,037)	(21.9)	11,863	15,306	(3,443)	(22.5)
Other	1,771	1,885	(114)	(6.0)	5,759	5,681	78	1.4
Total Cost of Revenues	8,225	9,477	(1,252)	(13.2)	26,361	33,891	(7,530)	(22.2)

Gross Profit	17,184	16,336	848	5.2	49,970	56,715	(6,745)	(11.9)

Operating expenses:
Marketing	2,357	6,244	(3,887)	(62.3)	6,940	15,230	(8,290)	(54.4)
General and administrative	6,286	9,402	(3,116)	(33.1)	21,297	26,721	(5,424)	(20.3)
Research and development	1,088	1,494	(406)	(27.2)	3,418	4,613	(1,195)	(25.9)
Total operating expenses	9,731	17,140	(7,409)	(43.2)	31,655	46,564	(14,909)	(32.0)
Operating income (loss)	7,453	(804)	8,257	1,027.0	18,315	10,151	8,164	80.4

Other income (expense):
Gains on investments	-	-	-	*	-	37	(37)	*
Interest and dividend income	6	13	(7)	*	23	108	(85)	*
Interest expense	-	(34)	34	*	(57)	(154)	97	*
Other income (expense), net	4	1	3	*	(2)	4	(6)	*
Total other income (expense)	10	(20)	30	*	(36)	(5)	(31)	*
Income (loss) before income taxes	7,463	(824)	8,287	*	18,279	10,146	8,133	80.2
Income tax expense (benefit)	4,152	(823)	4,975	*	6,708	2,559	4,149	162.1
Net income (loss)	$3,311	$(1)	$3,312	*	$11,571	$7,587	$3,984	52.5

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Net Revenues

Total net revenue was $25.4 million and $25.8 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of $0.4 million, or 1.6%. The decrease in the components of net revenues was primarily attributable to the following:

•	$0.6 million decrease in access right renewal revenues;

•	$0.5 million decrease in magicJack related product revenue reflecting lower volumes;

•	$0.5 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.1 million decrease in shipping and handling revenue reflecting lower sales volumes and promotions.

These decreases in components of net revenue were partially offset by a $1.4 million increase in revenues from the sale of magicJack devices primarily reflecting the impact of magicJackExpress sales for which income is recognized over three months rather than the twelve months associated with the magicJackGO and the six months associated with the 2014 magicJack Plus.

For the three months ended September 30, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 68% and 64%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 32% and 36%, respectively, of magicJack devices sold. For the three months ended September 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $8.2 million and $9.5 million for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of approximately $1.3 million, or 13.2%. This decrease in cost of revenues was primarily attributable to: (i) a $1.0 million decrease in network and carrier charges primarily as a result of lower traffic and better negotiated rates with other carriers, (ii) a $0.3 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower direct sales volumes, and (iii) a $0.2 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs. These decreases in components of cost of revenues was partially offset by a $0.2 million increase in the cost of magicJack devices primarily reflecting increased commission costs associated with various customer retention and promotions activity.

Operating Expenses

Total operating expenses were $9.7 million and $17.1 million for three months ended September 30, 2015 and 2014, respectively, representing a decrease of $7.4 million, or 43.2%. This decrease in operating expenses is attributable to: (i) a $3.9 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs; (ii) a $3.1 million decrease in General and Administrative (“G&A”) expense due to several factors including lower legal fees, customer care fees, and a $2.5 million charge related to a non-compete with the Company’s founder that was impaired in July 2014 offset in part by higher personnel related costs primarily as a result of severance pay for terminated employees; and (iii) a $0.4 million decrease in R&D expenses  primarily due to lower personnel related and other R&D costs.

Income Taxes

Total income tax expense (benefit) was $4.2 million and ($0.8) million for the three months ended September 30, 2015 and 2014, respectively. The principal components of our income taxes for the three months ended September 30, 2015 and 2014 are the following (in thousands):

	Three Months Ended
	September 30,
	2015	2014

Income (loss) before income taxes	$7,463	$(824)
Income tax expense (benefit)	4,152	(823)
Effective income tax rate	55.63%	99.88%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than our U.S. federal income tax rate which is 35% as of September 30, 2015.

For the three months ended September 30, 2015, we recorded an income tax expense of $4.2 million, which is higher than the expected tax provision of $2.6 million, using the statutory income tax rate of 35%, due primarily, to the net impact of increases resulting from changes in the exchange rate on our net deferred tax assets associated with the Israeli operations with a tax effect of $2.0 million, and the tax effect of decreases in various other items totaling $0.4 million. The increase was partially offset by the lower jurisdictional tax rate charged on the operating income of our Israeli operations.

The 2015 estimated annual effective tax rate is expected to approximate 31.1%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income increased to $3.3 million in the three months ended September 30, 2015, as compared to a net loss of $1 thousand in the three months ended September 30, 2014. Net income (loss) per diluted share increased to $0.20 per ordinary share for the three months ended September 30, 2015, as compared to ($0.00) per ordinary share in the prior year comparable period primarily as a result of increased profitability reflecting reductions in cost of revenues and operating expenses, as well as a reduction in the number of diluted shares outstanding resulting from the impact of our share-buy-back program.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

Net Revenues

Total net revenue was $76.3 million and $90.6 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $14.3 million, or 15.8%. The decrease in the components of net revenues was primarily attributable to the following:

•	$9.5 million decrease in revenues from the sale of magicJack devices primarily reflecting lower price points and lower unit sales volumes;

•	$2.8 million decrease in magicJack related product revenue reflecting lower volumes;

•	$1.6 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	$1.2 million decrease in shipping and handling revenue reflecting the lower sales volumes on devices discussed above; and

•	$0.6 million decrease in access and wholesale charges.

These decreases in components of net revenue were partially offset by a $1.4 million increase in access right renewal revenues reflecting higher average renewal rates, a higher number of devices on renewal and the impact of marketing to expiring customers.

For the nine months ended September 30, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 68% and 71%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 32% and 29%, respectively, of magicJack devices sold. For the nine months ended September 30, 2015 and 2014, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $26.4 million and $33.9 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of approximately $7.5 million, or 22.2%. This decrease in cost of revenues was primarily attributable to: (i) a $3.3 million decrease in the cost of magicJack devices resulting primarily from lower device sales volumes; (ii) a $3.4 million decrease in network and carrier charges primarily as a result of lower charges reflecting less traffic and better negotiated rates with other carriers, and (iii) a $0.9 million combined decrease in shipping and handling costs and credit card processing fees as a result of lower sales volumes.

Operating Expenses

Total operating expenses were $31.7 million and $46.6 million for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of $14.9 million, or 32.0%. This decrease in operating expenses is attributable to: (i) an $8.3 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs; (ii) a $5.4 million decrease in G&A expense due to several factors including lower legal fees, customer care fees, travel expenses and lower amortization expense as the non-compete with the Company’s founder was impaired in July 2014 offset in part by higher personnel related costs primarily as a result of payments due upon the termination of employees; and (iii) a $1.2 million decrease in R&D expenses related to lower expenditures on R&D related activities and lower personnel related costs.

Income Taxes

Total income tax expense was $6.7 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. The principal components of our income taxes for the nine months ended September 30, 2015 and 2014 are the following (in thousands):

	Nine Months Ended
	September 30,
	2015	2014

Income before income taxes	$18,279	$10,146
Income tax expense	6,708	2,559
Effective income tax rate	36.70%	25.22%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 26.5% that is lower than our U.S. federal income tax rate which is 35% as of September 30, 2015.

For the nine months ended September 30, 2015, we recorded income tax expense of $6.7 million, which is higher than the expected tax provision of $6.4 million, using the statutory rate of 35%, due, in part, to the net impact of increases resulting from changes in the exchange rate on our net deferred tax assets associated with the Israeli operations with a tax effect of $0.6 million, and, in part, to the tax effect of various other discrete tax items totaling $0.4 million, partially offset by the lower jurisdictional tax rate charged on the operating income of our Israeli operations. Excluding the impact of the discrete tax items noted, our effective tax rate would have been 31.1% for the nine months ended September 30, 2015.

The 2015 estimated annual effective tax rate is expected to approximate 31.1%, excluding discrete items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income increased to $11.6 million in the nine months ended September 30, 2015, as compared to $7.6 million in the nine months ended September 30, 2014. Net income per diluted share increased to $0.66 per ordinary share for the nine months ended September 30, 2015, as compared to $0.43 per ordinary share in the prior year comparable period primarily as a result of reductions in cost of revenues and operating expenses, as well as a reduction in the number of diluted shares outstanding resulting from the impact of our share-buy-back program.

BUSINESS TRENDS

Despite softening during the third quarter, renewal revenues remained strong during the nine months ended September 30, 2015, increasing more than 3% over the same period in the prior year. We remain encouraged by the loyalty of our existing customer base and will continue to undertake efforts to improve our customer renewal rates. Device sales and other device related revenues declined during the nine months ended September 30, 2015 reflecting a continuing gradual decline in device sales in both our direct and retail channels. In our ongoing efforts to strengthen device sales to new customers, we launched the magicJack EXPRESS in May 2015 which offers customers the same dependable magicJack service at a lower entry price and includes 3 months of service with the initial purchase rather than the year that is included with the magicJackGO. We are maintaining our efforts to expand device sales to new markets, and with the launch of the magicAPP Premium to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion service, the magicAPP Premium. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both, in the United States and international markets.

With the release of the upgraded magicAPP Premium product to iOS customers in April 2015, we began offering monthly and annual subscription services for the magicAPP and providing our customers the ability to purchase international prepaid minutes directly from the app. We are focused on driving sales growth through monetizing the magicAPP and integrating the full range of our product offerings including the sale of international prepaid minutes. We expanded the service to Android users in late July 2015. However, there are factors that could materially, adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP, including that we have not previously generated any material revenues from the magicAPP as it has been a free service prior to April 2015, and we continue to offer a free version of the app. Additionally, the redeveloped magicAPP competes with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we are offering for monetization of the magicAPP will be attractive to consumers at the price points we are offering, or at all.

Furthermore, we are continuing to work with Telefonica to expand distribution of our products into Latin American markets. Progress on the launch of our relationship with Telefonica has been slower than anticipated. In the meantime, the Company is continuing efforts to distribute the magicJackGO into Mexico. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations and cash on hand and investments. As of September 30, 2015, we had cash and cash equivalents of $79.6 million, marketable securities of $0.4 million and accounts receivables of $2.6 million. Our accounts payable at September 30, 2015 was $1.3 million.

During the nine months ended September 30, 2015, we generated positive operating cash flows of $19.3 million, as compared to $23.5 million for the nine months ended September 30, 2014. The $4.2 million decrease was primarily due to lower sales of magicJack devices and magicJack related products during the nine months ended September 30, 2015, partially offset by lower cost of revenues and operating costs and by increased revenues from access right renewals. Net income was $11.6 million for the nine months ended September 30, 2015 as compared to $7.6 million for the nine months ended September 30, 2014. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $19.3 million and $23.5 million for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, net cash provided by operating activities was primarily attributable to: (i) $11.6 million of net income, (ii) $11.9 million in non-cash items consisting primarily of $3.9 million of stock-based compensation expense, $2.9 million of depreciation and amortization expense, and a $6.1 million increase in deferred income tax provision, partially offset by a $1.1 million release of the uncertain tax positions, (iii) a $0.9 million decrease in deferred costs, (iv) a $1.3 million decrease in accounts receivable, and (v) a $6.0 million decrease in prepaid income taxes. These items were partially offset by: (i) a $6.9 million decrease in deferred revenue, (ii) a $0.6 million increase in inventory levels, (iii) a $0.9 million decrease in income taxes payable, (iv) a $1.6 million decrease in accounts payable, (v) a $0.9 million increase in deposits and other current assets, and (vi) a $1.5 million decrease in accrued expenses and other current liabilities.

During the nine months ended September 30, 2014, net cash provided by operating activities was primarily attributable to: (i) $7.6 million of net income, (ii) $11.3 million in non-cash items consisting of $5.7 million of stock-based compensation expense, $3.8 million of depreciation and amortization expense, $2.5 million for impairment of intangible assets, and $0.4 million in an increase in the uncertain tax position partially offset by a $1.1 million decrease in the deferred income tax provision, (iii) a $2.3 million decrease in deferred costs, (iv) a $1.1 million decrease in inventory levels, (v) a $0.5 million decrease in accounts receivable, (vi) a $1.4 million decrease in prepaid income taxes, (vii) a $1.7 million increase in income taxes payable and (viii) a $1.1 million increase in accounts payable. These items were partially offset by: (i) a $0.7 million decrease in accrued expenses, (ii) a $1.0 million decrease in deferred revenue, and (iii) $1.9 million increase in deposits and other current assets.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was $(0.5) million and $7.2 million for the nine months ended September 30, 2015, and 2014, respectively.

Net cash used in investing activities during the nine months ended September 30, 2015 was attributable to purchases of equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Net cash provided by investing activities during the nine months ended September 30, 2014 was primarily attributable to $9.1 million proceeds from sale of investments, offset in part by $1.9 million used to purchase equipment and leasehold improvements primarily due to upgrades to our data storage facility and new warehouse and distribution center.

Cash Flow –Financing Activities

Net cash used in financing activities was $15.2 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash used in financing activities during the nine months ended September 30, 2015 primarily consisted of $13.6 million in cash used to purchase 1,720,390 ordinary shares at an average price of $7.88 per share as part of our share repurchase program and a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Net cash used in financing activities during the nine months ended September 30, 2014 consisted primarily of a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Stock Repurchase Program

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deems appropriate up to a maximum cumulative repurchase authority of $20 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $13.6 million under our repurchase program through September 30, 2015 and as a result there remained as of September 30, 2015 $6.4 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 1,720,390 ordinary shares under this program through September 30, 2015.

Other Liabilities

As of September 30, 2015, we no longer have an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

ITEM 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares from time to time on the open market or in privately negotiated transactions as management deems appropriate up to a maximum cumulative repurchase authority of $20.0 million. The primary objective of our stock repurchase program is to improve stockholders’ returns. We expended $13.6 million under our repurchase program through September 30, 2015 and as a result there remained as of September 30, 2015 $6.4 million authorized to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 1,720,390 ordinary shares under this program through September 30, 2015.  During the three months ended September 30, 2015, we made the following purchases:

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
July 1, 2015 - July 31, 2015	545,611	$7.12	545,611	$10,962
August 1, 2015 - August 31, 2015	176,613	$7.41	176,613	$9,654
September 1, 2015 - September 30, 2015	352,247	$9.14	352,247	$6,435
Total	1,074,471		1,074,471

* Shares acquired under the new share repurchase program during the quarter ended September 30, 2015 were acquired through open market purchases. Refer to Note 10, "Treasury Stock," in the Notes to our unaudited condensed consolidated financial statements included in item 1 herein for further details.

The Company's prior $100 million repurchase program, pursuant to which $91.3 million of its outstanding ordinary shares was repurchased and $8.7 million remained authorized for repurchases has been terminated.

ITEM 3.                Defaults Upon Senior Securities

Not applicable.

ITEM 4.                Mine Safety Disclosures

Not applicable.

ITEM 5.                Other Information

Not applicable.

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

magicJack VocalTec Ltd. (Registrant)
Dated: November 9, 2015	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: November 9, 2015	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer