Form 10-K
period 2015-12-31
MAGICJACK VOCALTEC LTD
filed 2016-03-15
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in this charter)

STATE OF ISRAEL (State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 BENI GAON STREET, BUILDING 2B
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

Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $97,344,086.

The number of the registrant’s ordinary shares outstanding as of February 29, 2016 was 15,610,208.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement related to the 2016 Annual General Meeting of Shareholders to be filed within 120 days of the year ended December 31, 2015 are incorporated by reference into Part III of this Form 10-K.

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

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;

•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	references to “NASDAQ” are to the NASDAQ Global Stock Market;

•	references to the “SEC” are to the United States Securities and Exchange Commission; and

•	references to the “magicJack devices” are to the original magicJack ®, the MagicJack PLUS TM, the New magicJack PLUS TM and the magicJackGO and the magicJackEXPRESS TM.

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK AMERICA, MAGICAPP & Design, M & App Icon Design, MAGICJACK Sensory/Sound Mark, MAGICJACKGO, MAGICJACK CONNECT and MAGICJACKEXPRESS (stylized) are trademarks of magicJack VocalTec. Trademark applications for MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), M & App Icon Design, MAGICAPP & Design, and MAGICJACK CONNECT are pending in the United States. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, India, Mexico and Peru. The Company owns Canadian trademark registrations for MAGICJACK PLUS, and MAGICJACK APP, as well as, pending Canadian trademark applications for M & App Icon Design, MAGICAPP & Design, and MAGICJACKEXPRESS (stylized). Additionally, the Company has been granted trademark registrations for M & App Icon Design, MAGICAPP & Design, MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), and MAGICJACKGO in Mexico. These trademarks are important to our business. Although we have omitted the “®” and “TM” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

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

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, a softphone company, and the developer and provider of the magicJack device. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company’s strategy since 2007 has been to vertically integrate its technology, design and suppliers, and it has completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, the Company began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network (“PSTN”). The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available to Android phone users.  In June 2013, we introduced the New magicJack PLUS, which had superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free. In July 2014, the Company introduced the magicJack GO which includes a twelve month right to access our servers. In April 2015, we released the magicAPP Premium to iOS customers and in July 2015 the magicAPP Premium was made available to Android users. magicAPP Premium offers a US number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the US Virgin Islands, and unlimited text messaging to any US mobile number. The magicAPP Premium offers access to our servers on a monthly or annual basis. In May 2015, we introduced the magicJack EXPRESS which includes a thee month right to access our servers.

The Company’s corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. The Company is located at 12 Beni Gaon Street, Building 2B, Poleg Industrial Area, Netanya, Israel 42504 (telephone number +972-9-970-3888). The Company was organized under the laws of the State of Israel in 1989 and is subject to the Israeli Companies Law, or the Companies Law. The Company’s subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), is located at 222 Lakeview Avenue Suite 1600, West Palm Beach, Florida, 33401 (telephone number 561-749-2255).

Product and Service Offerings

magicJack  Devices

The magicJack, magicJack PLUS, New magicJack PLUS, magicJack GO and magicJack EXPRESS are VoIP devices weighing about one ounce and include the access right that enables customers to use our software to access our servers for the initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The Company started selling the magicJack in late 2007. In September 2011, it launched the magicJack PLUS, which contains a SoC (System on a Chip) that connects either to a computer USB like the original magicJack or directly to a broadband modem/router. Similar to the original magicJack, the magicJack PLUS also has a plug to which a regular phone can be connected. These features and capabilities allow users to replace their home or enterprise phone services with the magicJack PLUS, or simply use it as a second phone line. In June 2013, the Company introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access the Company’s servers in order to make and receive telephone calls for free. In July 2014, the Company launched the magicJack GO which includes a twelve month right to access the Company’s servers. In May 2015, the Company released the magicJack Express which includes a three month access rights period.

magicJack APP

The magicJack APP is an application that allows users to make and receive telephone calls through the computer using a headphone or the computer's speakers and microphone or through their smart phones using their magicJack account. The magicJack APP is currently available for the iPhone, iPad, IPod Touch and Android smart phones. Currently, consumers that do not have a magicJack account can also download the magicJack APP and make telephone calls from anywhere in the world into the US or Canada for free. In April 2015, the Company released the magicAPP Premium to iOS customers and in July 2015 the magicAPP Premium was made available to Android users. magicAPP Premium offers a US number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the US Virgin Islands, and unlimited text messaging to any US mobile number. The magicAPP Premium offers access to our servers for a fee on a monthly or annual basis.

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

Sources of Revenues

The Company generates revenues from the following sources:

•
Sales of the magicJack devices – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial three to twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers purchasing rights to access the Company’s servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one month to five years.  These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to users of the magicAPP Premium and is recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three to twelve months access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, (iv) insurance covering the replacement of a damaged or lost device, and (v) the magicJack SLIM power bank battery;

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

Approximately 90% of the Company’s revenues for the years ended December 31, 2015, 2014 and 2013 were derived from sales to customers located in the United States. The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net Revenue
Sale of magicJack devices	$15,915	$24,564	$54,491
Access right renewals	65,761	65,542	57,038
Shipping and handling	794	2,085	4,399
magicJack-related products	4,289	7,006	8,754
Prepaid minutes	8,243	10,083	12,578
Access and wholesale charges	5,953	7,028	6,210
Other	7	14	22
Total Net Revenue	$100,962	$116,322	$143,492

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. Research and development expenses were $4.5 million, $5.9 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company accounts for research and development costs in accordance with applicable accounting pronouncements described in Note 2, “Summary of Accounting Policies,” in the Notes to its Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which the Company currently competes is the United States. As of December 31, 2015, approximately 96% of its property and equipment, net of depreciation, is located in the United States, and approximately 90% of its revenues were derived from sales to customers located in the United States.

The Company has been working with Telefonica, S.A. to expand distribution of its product offerings into Latin American markets.  In early 2016, in partnership with Telefonica, S.A., the Company is launching a new service, named “Call U.S.”, offering the 20 million mobile customers of Telefonica’s Movistar mobile operator in Mexico, the ability to purchase a U.S. phone number and receive unlimited inbound calls from friends, relatives and business contacts in the United States for a low weekly fee. The service will be integrated with Movistar’s current system allowing customers to pay through the same channels that they use to pay for their core Movistar wireless service. If the initial launch in Mexico is successful, the Company may begin selling products in Central and South America, subject to completing country specific agreements with Telefonica for each market. There can be no assurance that the launch in Mexico or any Central or South American country will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

Business Seasonality

The Company’s revenues are not subject to seasonal fluctuations. However, quarterly revenue amounts are impacted by the timing of customer renewals.

Manufacturing

In 2006, the Company entered into a manufacturing and supply agreement with a Chinese company to manufacture the magicJack devices. Certain components of the magicJack are built for the Company, based on the Company’s specifications, in Taiwan and Hong Kong and then sent to the Chinese manufacturer in China for final assembly.

The Company’s supply chain and third party manufacturing arrangements are structured to allow the Company to control product quality, realize cost efficiencies and minimize the risks associated without having to disclose proprietary technology to multiple outside parties during production. The Company’s strategy since 2007 has been to vertically integrate the Company’s technology and design suppliers, and the Company has completed three acquisitions since 2007 to implement this strategy. As a result of these strategic acquisitions, the Company controls practically every stage in the design of the Company’s products. Certain magicJack device parts are sourced directly by the production facility in China. The Company works closely with our suppliers to plan inventory procurement in quantities that will meet customer demand while minimizing inventory risks. The Company purchases components and sub-assemblies through separate purchase orders and does not currently have any long-term purchase contracts with these suppliers. Prices of our components have not fluctuated significantly in the past three fiscal years.

Marketing, Sales and Distribution

The Company has relied on various marketing methods to advertise its products, including Internet marketing and long and short form television commercials. The Company currently distributes the magicJack devices through retail outlets, including Walmart, RadioShack, Best Buy, Target, Walgreens, Fry’s and others, as well as through direct sales.

In February 2015, RadioShack Corporation ("RadioShack") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Proceeding").  magicJack VocalTec Ltd. (the “Company”) was an unsecured creditor of RadioShack in the amount of $1.3 million in the Bankruptcy Proceeding for inventory purchased in 2014 and did not collect any portion of the amount it was owed. As a result, the Company did not recognize approximately $125,000 of revenue from these sales in the fourth quarter 2014 nor did it recognize any of the remaining $1.175 million of deferred revenue in subsequent periods in 2015 due to the uncollectability of such sales. The outstanding amount owed by RadioShack is not included in accounts receivable on the Company’s Consolidated Balance Sheet as of December 31, 2015 or December 31, 2014. As no U.S. retail customer, including RadioShack, accounts for more than 10% of the Company’s total net revenues, the Company does not believe the Bankruptcy Proceeding of RadioShack, or its potential discontinuance as a going concern, will have a material adverse effect on the Company’s results of operations or financial condition.

In the years ended December 31, 2015, 2014 and 2013, sales of the magicJack devices through retail outlets represented approximately 67%, 72% and 70%, respectively, of sales of all magicJack devices sold.  For the same periods, direct sales represented approximately 33%, 28% and 30%, respectively, of magicJack devices sold.

For the years ended December 31, 2015, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total operating revenues.

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

magicJack VocalTec and its wholly-owned subsidiaries hold numerous patents in the United States and other countries with respect to certain technologies employed and to be employed in its products. In addition, VocalTec or its wholly owned subsidiaries have obtained licenses (in one case, an exclusive license) from other patent owners to use technology protected by those patents.

The Company’s U.S. trademark registrations include VocalTec & Design, MAGICJACK, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK Sensory/Sound Mark and MAGICJACKGO. Trademark applications for MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), M & App Icon Design, MAGICAPP & Design and MAGICJACK CONNECT are pending in the United States. Outside the United States, trademark registrations for the MAGICJACK house mark have been obtained in Canada, China, the European Union, El Salvador, India, Mexico and Peru. The Company also owns Canadian trademark registrations for MAGICJACK PLUS and MAGICJACK APP, as well as, Canadian trademark applications for M & App Icon Design, MAGICAPP & Design, and MAGICJACKEXPRESS (stylized). Additionally, the Company has been granted trademark registrations for M & App Icon Design, MAGICAPP & Design, MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), and MAGICJACKGO in Mexico. These trademarks are important to our business. Although we have omitted the “®” and “tm” trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved. All other trademarks or registered trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

The Company relies on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect its intellectual property worldwide. The Company has filed numerous foreign and domestic patent right applications directed to its magicJack device and other products with E911 capability, emergency call routing, emergency call location determination, and other technologies. At present, the Company owns seven issued utility patents and two issued design patents in the United States, and it is the licensee (in one case, the exclusive licensee) of several issued United States patents. The Company is also actively researching new technologies and improvements to its existing technologies and intends to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for its business. The patents owned by the Company expire through or by April 2032. Many of the Company’s software and communication solutions have been developed internally and are proprietary.

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

Effects of Governmental Regulations

In the United States, the Company is subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC”) and various state and local regulations. The Company believes that, under current regulations, magicJack LP is not an interconnected VoIP provider.

The Company provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non-interconnected VoIP. FCC regulations may now, or may in the future, be applied to the Company’s broadband telephone operations. Other FCC regulations apply to the Company because it operates servers and provides international calling capability. Some of the Company’s operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation

On November 18, 2011, the FCC released a Report and Order (the "FCC Order") and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for terminating interstate and intrastate traffic. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic terminated by a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

Pursuant to the FCC Order, rates are lowered for the most common termination functions performed by regulated service providers when exchanging traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. As part of this transition, depending on the particular function performed and the type of regulated service provider, the rate for inter- and intrastate traffic will be reduced to $0.0007 per minute effective July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors. Beginning July 1, 2018, these regulated service providers must recover the costs associated with the provision of service from their customers rather than from other service providers.

The FCC Order also establishes new rules concerning traffic exchanged over PSTN facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with handling such traffic from their customers. But as part of the transition to that end point, the FCC Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers, establishing two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the reciprocal compensation rate associated with traditional telecommunications traffic. Further, the FCC Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with  the FCC’s new rules, which took effect on December 29, 2011.

The FCC Order broadly reformed the system of default rates that apply to payments between regulated service providers going forward, but did not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep.

The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. The FCC’s ruling will be applied retroactively, although it has been challenged in the U.S. Court of Appeals for the D.C. Circuit. The Company cannot guarantee that the outcome of this proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

E911 Calling

The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company believes it is not an interconnected VoIP provider as currently defined by the FCC and thus is not subject to the FCC’s 911 rules, it nevertheless provides some 911 capability for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunications services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as most statutes, to the extent they apply, would have the Company act as a billing and collection agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

In 2013 as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. customers who have access to 911 services through their magicJack services, and who have provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

In response to the D.C. Circuit’s decision, the FCC released an order in March 2015 adopting new net neutrality rules. In doing so, the FCC reclassified broadband Internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC agreed to forbear from many requirements of Title II. Significantly, the new rules will apply equally to fixed and mobile broadband networks.

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

The FCC also adopted a fourth new rule in the form of a forward-looking standard. This rule is intended to address concerns that may arise with new practices that do not fall within one of the three bright line rules. It will be applied on a case-by-case basis to address questionable practices as they occur that unreasonably interfere with or unreasonably disadvantage the ability of consumers to use or for providers to make available lawful content, applications, services, or devices.

The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  Briefings and oral arguments on the appeal have been completed, and the D.C. Circuit is expected to rule in the first half of 2016.

A decision striking down the FCC’s net neutrality rules could adversely impact the Company’s business by eliminating legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers.  The D.C. Circuit also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

If the FCC’s decision to treat broadband as a Title II telecommunications service is upheld, the market for broadband Internet access service could be affected in a way that adversely impacts our business. Under Title II regulation, broadband providers would become subject to additional regulation, which could increase their operating and compliance costs, which could increase the cost of broadband service and thereby depress demand for our services or increase the costs of services we purchase.

There also could be reduced broadband network investment that could adversely affect the Company to the extent use of the Company’s products and services is negatively impacted.

Universal Service Fund (“USF”) and Other Funds

The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for low income telephone subscribers and to promote universal availability of modern networks capable of providing voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services (TRS) Fund. All telecommunications carriers and other providers are required to contribute to these funds, including interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company.

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

On February 3, 2015 the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, TRS fund, Local Number Portability (LNP) fund, North American Numbering Plan (NANP) fund, and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions, although a group of industry trade associations have petitioned the Commission for review and a stay of this methodology. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations in the event the Company is found to have violated the Communications Act or FCC rules.

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

Communications Assistance for Law Enforcement Act (“CALEA”)

In September 2005, the FCC concluded that interconnected VoIP service providers must comply with the CALEA and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The Company provides CALEA-compliant services even though the Company believes it is not an interconnected VoIP provider subject to CALEA.

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

Number Portability

The FCC requires interconnected VoIP providers to comply with Local Number Portability (“LNP”) rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers. The Company provides LNP, even though the Company believes it is not an interconnected VoIP service provider subject to the LNP rules.

Outage Reporting

In 2012, the FCC adopted a Report and Order requiring interconnected VoIP providers to report significant service outages to the FCC. The Report and Order defines outage reporting for interconnected VoIP service, establishes reporting criteria and thresholds, and discusses how the reporting process should work, what information should be reported, and confidential treatment of the outage reports. The Company believes it is not an interconnected VoIP provider subject to the outage reporting rules.

Discontinuance of Service Reporting

The FCC requires interconnected VoIP providers to file an application with the Commission and obtain Commission approval prior to discontinuing, reducing, or impairing service. . The Company believes it is not an interconnected VoIP provider subject to the service discontinuance rules.

Annual Traffic and Revenue Reports

In January 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required to file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

Broadband and Telephone Competition Reporting

Interconnected VoIP service providers, facilities-based providers of broadband connections to end user locations, providers of wired or fixed wireless local exchange telephone service, and facilities-based providers of mobile telephony service are required to submit to the FCC on an annual basis a Broadband and Telephone Competition Report.  Through the report the FCC collects information to analyze the deployment of broadband infrastructure and competition. The Company believes it is not an interconnected VoIP provider subject to submitting a Broadband and Telephone Competition Report. Through the report the FCC collects information to analyze the deployment of broadband infrastructure and competition.

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

Rural Call Completion reporting

To the extent an interconnected VoIP provider makes the initial long-distance path choice for more than 100,000 domestic retail subscriber lines, the provider is subject to the FCC’s record retention and reporting requirements.  Specifically, the provider must record and retain information about call attempts to rural operating company numbers (OCNs) and must submit certified reports for call attempts to both rural and non-rural OCNs. The FCC’s Wireline Competition Bureau has clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. Although the Office of Management and Budget (OMB) approved the data collection on January 29, 2014, the FCC has stated covered providers must begin collecting and retaining rural call completion data as of April 1, 2015, to be reported beginning August 1, 2015. The Company is currently collecting and reporting the required data. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

State and Municipal Taxes

The Company believes that it files all required state and municipal tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on a case by case basis whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Executive Officers of the Registrant

The following sets forth certain information regarding the Company’s executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Gerald Vento	68	President, Chief Executive Officer and Director
Jose Gordo	42	Chief Financial Officer

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

Employees

As of December 31, 2015, the Company had 92 full-time employees, of whom 84 were in the United States and 8 were in Israel. The Company’s employees are not represented by a labor union. The Company believes that its relations with its employees are good. In Israel, the Company’s relations with employees are governed by labor regulations that provide for specific terms of employment between the Company and its employees.

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

ITEM 1A.                   RISK FACTORS

The following are certain risks to which our business operations are subject.  Any of these risks could have an adverse effect on the Company’s business, financial condition, cash flow, results of operations or future performance. These risks could also cause our actual results to differ materially from those indicated in the forward looking statements contained herein and elsewhere.  The risks described below are not the only risks we face.  Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, results of operations or future performance.

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

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, the Company competes with independent broadband telephone service providers.

Increased competition may result in our competitors using aggressive business tactics, including providing financial incentives to customers, selling their products or services at a discount or loss, offering products or services similar to our products and services on a bundled basis at a discounted rate or no charge, announcing competing products or services combined with aggressive marketing efforts, and asserting intellectual property rights or claims, irrespective of their validity.

We believe that some of our existing competitors may choose to consolidate or may be acquired in the future.  Additionally, some of our competitors may enter into alliances or joint ventures with each other or establish or strengthen relationships with other third parties.  Any such consolidation, acquisition, alliance, joint venture or other relationship could adversely affect our ability to compete effectively, lead to pricing pressure, our loss of market share and could harm our business, results of operations and financial condition.

Our future growth depends on the success of various initiatives we are pursuing.  The failure of these growth initiatives could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our future growth depends primarily on (1) increased sales of magicJack devices, both domestically and internationally, and (2) the successful implementation of monetization initiatives for our proprietary APPs, the magicAPP and the magicAPP Premium. While renewal revenues have continued to grow and represent a larger percentage of our overall revenues, revenues from magicJack devices have declined in recent quarters. In July 2014, we launched our latest version of the device, the magicJack GO. In May 2015, we launched the magicJack EXPRESS, which offers customers the same magicJack service at a lower entry price and includes three months of service with the initial purchase rather than the year that is included with the magicJack GO.  We intend to aggressively pursue growth in sales of the magicJack GO and magicJack EXPRESS domestically and, in particular, internationally where we are working on establishing new distribution channels in several geographies. The failure to grow device revenues through increased device sales in the future would make us more reliant on recurring renewal revenues and could, depending on the status of other ongoing growth initiatives, cause a longer-term decrease in our overall revenues which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The successful implementation of monetization initiatives for the magicAPP is a critical area of projected growth for our business and required developments to our existing internal platform. These developments were necessary in order to position the magicAPP for monetization on a large scale basis to a worldwide mobile customer base. Features that are a part of our magicAPP monetization strategy include low-priced unlimited voice/texting packages and international calling plans. We experienced delays in the implementation of the developments to our platform needed to position the magicAPP for monetization. In the event that we experience any future material delays in developments to our platform that are necessary for the monetization of the magicAPP, our overall growth prospects could, depending on the status of other ongoing growth initiatives, be materially, adversely impacted. In addition, we have not previously generated any material revenues from the magicAPP as it has been a free service and the redeveloped magicAPP competes with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. Accordingly, we cannot assure that the features we offer for monetization of the magicAPP will be attractive to consumers at the price points we offer, or at all. Failure of our magicAPP monetization initiatives to generate material revenues could have a material adverse effect on our future growth prospects and, ultimately, on our business as a whole, results of operations, financial condition and cash flows.

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

The Company’s success also depends on its ability to develop and introduce innovative new services and products that gain market acceptance. The Company may not be successful in selecting, developing, manufacturing and marketing new products and services or enhancing existing products and services on a timely basis. The Company may experience difficulties with software development, industry standards, design or marketing that could delay or prevent its development, introduction or implementation of new products, services and enhancements. The introduction of new products or services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render its existing or future services obsolete. If the Company’s services become obsolete due to wide-spread adoption of alternative connectivity technologies, the Company’s ability to generate revenue may be impaired. In addition, any new markets into which the Company attempts to sell its services, including new countries or regions, may not be receptive. If the Company is unable to successfully develop or acquire new products or services, enhance its existing products or services to anticipate and meet customer preferences or sell its products and services into new markets, the Company’s revenue and results of operations would be adversely affected.

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

The development of the magicJack devices, magicJack APP and magicAPP Premium resulted from the Company’s ability to anticipate changes in technology, industry standards and service provider service offerings, and to develop and introduce new and enhanced products and services to meet customer demand. While the Company has new products currently in development, including its first SMB product offering, or beta versions currently in testing, its continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in delays in product development include:

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

The Company cannot assure you that its products do not infringe intellectual property rights held by others or that they will not in the future. The Company has received in the past communications from third parties relating to technologies used in their products that have alleged violation of other intellectual property rights. In response to these communications, the Company has contacted these third parties to convey its good faith belief that it does not violate those parties’ rights or otherwise resolved the issues on favorable terms that have not had a material impact on the Company’s results of operations or financial condition.

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

The Company has experienced periods of rapid growth in the past. If it fails to manage future growth effectively, the Company may be unable to maintain high levels of service or address competitive challenges adequately.

Since 2008, the Company has experienced periods where it sells a significant number of magicJack device units and where it has significantly increased the number of customers using its products and services. These increases have placed, and the Company’s anticipated sales will continue to place, a significant strain on its resources. As a result of these sales, the Company may have to implement new operational and financial systems and procedures and controls, to expand, train and manage its employee base, and to maintain close coordination among its technical, marketing, support and finance staffs. The Company must also continue to attract, retain, and integrate personnel in all aspects of operations. To the extent the Company acquires new businesses, it must also assimilate new operations, technologies and personnel. The Company may be unable to manage its expenses effectively in the future, which may negatively impact its gross profit or operating expenses in any particular quarter.

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

Many factors out of the Company’s control could interfere with its ability to market, license, implement or support its products with any of its channels, which in turn could harm its business. These factors include, but are not limited to, a change in the business strategy of the Company’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels.  For example, in February 2015, RadioShack Corporation, one of the Company’s retail customers, filed a voluntary petition in bankruptcy court. The Company was owed $1.3 million by RadioShack which it did not collect and the Company ceased making sales to RadioShack to limit its exposure. The Company has made limited sales to the RadioShack entity that emerged fom the bankruptcy proceedings. Some of the Company’s competitors may have stronger relationships with its channels than the Company does or offer more favorable terms with respect to their products, and the Company has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If the Company fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of the Company’s products may decrease and its operating results would suffer.

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

The Company may make acquisitions or enter into joint venture arrangements that prove unsuccessful or strain or divert its resources.

The Company intends to consider acquisitions of other companies or assets in its industry or joint venture arrangements that could complement its business, including the acquisition of entities that would expand its service offerings, increase its market share or offer access to other asset classes, technology or service offerings that it does not currently have. The Company has limited experience in completing acquisitions of other businesses or assets. If it does acquire other businesses or assets, it may not be able to successfully integrate these businesses or assets with its own and it may be unable to maintain its standards, controls and policies. The Company may fail in its attempt to integrate acquired companies, businesses, or assets in such a way that it can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from its business operations. Additionally, the Company may experience difficulties in developing or maintaining controls and procedures related to an acquisition or joint venture arrangement.  Through acquisitions or joint venture arrangements, the Company may enter areas in which it has no or limited experience, and an acquisition or joint venture may be unsuccessful in accomplishing the intended benefits of the transaction. In addition, we cannot predict market reactions to any acquisitions or joint venture arrangements.  While we will strive to conduct appropriate due diligence in connection with any acquisition or joint venture opportunity, there may be risks or liabilities that such due diligence efforts fail to disclose or that the Company inadequately assesses.  The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations and financial condition. Moreover, any acquisition or joint venture arrangement may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on the Company’s business and results of operations.

The Company may incur operating losses in the future, and it has incurred historical operating losses.

Though the Company has been profitable in recent years and while the Company’s 2015 net income increased from its 2014 net income, the Company’s net income in 2014 decreased significantly from 2013 and the Company had net losses in 2011 and 2010, and could have operating losses in the future. Additionally, the Company may incur significant operating and certain capital expenditures as it increases its sales and marketing activities to expand its customer base and increase its research and development activities as it develops new or enhanced technologies and features to improve its services, products and offerings. The Company may also increase its general, administrative and operating functions to support its growing operations. As a result, the Company will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues the Company may generate. Its efforts to attract new customers and to provide its current communications applications and services to an increased number of customers may be more expensive than the Company currently anticipates. If it does not significantly increase revenues after investing in these efforts, the Company’s results from operations would be harmed. The Company cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. Because of its limited operating history and the early stage of the market for some of its products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed the Company’s expectations or cannot be adjusted accordingly, its business, results of operations and financial condition could be adversely affected.

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

The Company’s income tax returns are subject to audit in various jurisdictions throughout the world and its 2010, 2011, 2012 and 2013 U.S. federal income tax returns were audited by the IRS.

The Company’s income tax returns are subject to review and audit in the United States and other jurisdictions. The Company does not recognize the benefit of income tax positions it believes are more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges the Company’s operational structure, transfer pricing policies, or the taxable presence of its key subsidiaries in certain countries or states, or if the terms of certain income tax treaties are interpreted in a manner that is adverse to the Company’s structure, or if the Company loses a material tax dispute in any country, its effective tax rate on its worldwide earnings could increase substantially and the Company’s earnings and cash flows from operations could be materially adversely affected.

The Company’s consolidated U.S. federal income tax returns for the fiscal years ended December 31, 2010, 2011, 2012, and 2013, were audited by the Internal Revenue Service (“IRS”). While the Company believes that its tax positions were appropriate when reported, the IRS challenged certain of these positions during audit. During 2015, the Company reached a settlement of these issues with the IRS which resulted in the Company being required to pay additional U.S. taxes and interest for the periods under audit. Additionally, the IRS could challenge the Company’s tax positions for the current or future periods and while the Company is prepared to vigorously defend any positions challenged, if the Company is unsuccessful in defending them it may be required to pay taxes, interest, fines or penalties, and/or be obligated to pay increased taxes in the future, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATED TO REGULATION IN THE UNITED STATES

The Company’s business is highly dependent on regulation that continues to change.

Much of the services that the Company provides are subject to significant regulation and may be adversely affected by regulatory developments at the federal, state and local levels. The Company operates in forty-seven states under complex and evolving state and local telecommunications and tax laws that vary from jurisdiction to jurisdiction. Although the Company believes that certain regulations do not currently apply to it, certain broadband telephone services have also been subjected to significant regulation and may be subjected to additional regulation in the future. Complying with new or expanded telecommunications, broadband telephone service, or tax regulations, and obtaining required permits, licenses or certifications in numerous jurisdictions, can be costly and disruptive to the Company’s business. If the Company fails to comply with applicable regulations, or if those regulations change or are expanded in a manner adverse to it, including in any of the ways described in these risk factors related to regulation, the Company’s business and operating results may suffer. Furthermore, new regulations, new laws or other factors may cause the Company to lose its ability to maintain certain certifications in various states, which could prevent it from providing telephone numbers to its customers. The Company may, instead, be required to purchase numbers from other CLECs, which would increase its expenses and would negatively impact its results. Moreover, there is no guarantee that the Company would be able to receive or purchase numbers from other CLECs. In such event, the Company would not have numbers to offer prospective customers, which would have a significant negative impact on its business.

If the Company cannot continue to obtain key switching elements from its primary competitors on acceptable terms, it may not be able to offer its local voice and data services on a profitable basis, if at all.

The Company will not be able to provide its local voice and data services on a profitable basis, if at all, unless it is able to obtain key switching elements from some of its primary competitors on acceptable terms. To offer local voice and data services in a market, the Company must connect its servers with other carriers in a specific market. This relationship is governed by an interconnection agreement or carrier service agreement between the Company and that carrier. The Company has such agreements with Verizon, AT&T, XO Communications Services and CenturyLink in a majority of its markets. If the Company is unable to continue these relationships, enter into new interconnection agreements or carrier service agreements with additional carriers in other markets or if these providers liquidate or file for bankruptcy, its business and profitability may suffer.

Regulatory initiatives may continue to reduce the maximum rates the Company is permitted to charge long distance service providers for completing calls by their customers to customers served by its servers.

The rates that the Company charges and is charged by service providers for terminating calls by their customers to customers served by its servers, and for transferring calls by its customers onto other carriers, cannot exceed rates determined by regulatory authorities. In 2011, the Federal Communications Commission (FCC) adopted an order fundamentally overhauling its existing intercarrier compensation (ICC) rules, which govern payments between carriers for exchange traffic.  This order established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a transition period that will end in 2020. The reductions resulting from these new ICC rules have affected and will continue to affect the Company’s revenues and results of operations.

Regulation of broadband telephone services are developing and therefore uncertain; and future legislative, regulatory or judicial actions could adversely impact the Company’s business and expose it to liability.

The current regulatory environment for broadband telephone services is developing and therefore uncertain. Although YMax Communications Corp., one of the Company’s wholly-owned subsidiaries, may be subject to certain regulations as a telecom service provider, it and our other subsidiaries operate in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over broadband telephone service and are continuing to evaluate how broadband telephone service will be regulated in the future. Both the application of existing rules to the Company and its competitors and the effects of future regulatory developments are uncertain. Future legislative, judicial or other regulatory actions could have a negative effect on the Company’s business. If its VoIP telephony service or our other products and services become subject to the rules and regulations applicable to telecommunications providers, if current broadband telephone service rules are expanded and applied to the Company, or if additional rules and regulations applicable specifically to broadband telephone services are adopted, the Company may incur significant compliance costs, and it may have to restructure its service offerings, exit certain markets or start charging for its services at least to the extent of regulatory costs or requirements, any of which could cause its services to be less attractive to customers. The Company has faced, and may continue to face, difficulty collecting such charges from its customers and/or carriers, and collecting such charges may cause it to incur legal fees. The Company may be unsuccessful in collecting all of the regulatory fees owed to it. The imposition of any such additional regulatory fees, charges, taxes and regulations on VoIP communications services could materially increase the Company’s costs and may limit or eliminate its competitive pricing advantages.

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

In response to the D.C. Circuit’s decision, the FCC released an order in March 2015 adopting new net neutrality rules, which were predicated on the FCC’s decision to reclassify broadband as a common carrier service under Title II of the Communications Act of 1934 and the exercise of the FCC’s authority under Section 706 of the Telecommunications Act of 1996.  These new rules prohibit broadband providers from blocking, throttling, or engaging in paid prioritization (including prioritizing content and services of their affiliates). These new rules prohibit broadband providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing; or of edge providers to make lawful content, applications, services, or devices available to consumers. The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  Briefing and oral argument on the appeal have been completed, and the D.C. Circuit is expected to rule in the first half of 2016.

A decision striking down the FCC’s net neutrality rules could adversely impact the Company’s business by eliminating legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers.  The D.C. Circuit also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

If the FCC’s decision to treat broadband as a Title II telecommunications service is upheld, the market for broadband Internet access service could be affected in a way that adversely impacts our business. Under Title II regulation, broadband providers would become subject to additional regulation, which could increase their operating and compliance costs, which could increase the cost of broadband service and thereby depress demand for our services or increase the costs of services we purchase.

The Company may be bound by certain FCC regulations relating to the provision of E911 service, and if it fails to comply with new FCC regulations requiring it to provide E911 emergency calling services, it may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While the Company does not believe the FCC’s rules currently apply to its business, the FCC could, however, extend or modify its rules to obligate the Company to provide E911 services according to its specific requirements. A proposal to broaden the scope of its E911 requirements is currently under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

Limitations on the Company’s ability to provide E911 service or a requirement to comply with new mandates of the FCC could materially limit its growth and have a material adverse effect on its profitability. The Company could be subjected to various fines and forfeitures. FCC rulings could also subject the Company to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which the Company interconnects and exchanges traffic with other providers and the costs and revenues associated with doing so.

The Company exchanges calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls the Company exchanges originate from and terminate to a customer that uses a broadband Internet connection to access its services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic the Company exchanges with them is subject to higher levels of compensation than the Company, or the third parties terminating the Company’s traffic to the PSTN, pay today (if any), or if other providers from whom the Company currently collects compensation for the exchange of such traffic refuse to pay it going forward, the Company may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, the Company cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic. The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. Although the FCC’s ruling applies retroactively, it has been challenged in the U.S. Court of Appeals for the D.C. Circuit. The Company cannot guarantee that the outcome of this proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

RISKS RELATED TO THE OPERATION AND SECURITY OF OUR SYSTEM

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

The Company has a stringent privacy policy covering the information it collects from its customers and has established security features to protect this information. However, the Company’s security measures may not prevent security breaches. The Company may need to expend resources to protect against security breaches or to address problems caused by breaches. If unauthorized third parties were able to penetrate its security and gain access to, or otherwise misappropriate, the Company’s customers’ personal information or be able to access their telephone calls, it could harm the Company’s reputation and, therefore, its business and the Company could be subject to liability. Such liability could include claims for misuse of personal information or unauthorized use of credit cards. These claims could result in litigation, the Company’s involvement in which, regardless of the outcome, could require it to expend significant financial resources. Internet privacy is a rapidly changing area and the Company may be subject to future requirements and legislation that are costly to implement and negatively impact its results.

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

We cannot assure our shareholders that our share repurchase program will enhance long-term shareholder value. Share repurchases, if any, could increase the volatility of the price of our ordinary shares.

During the first quarter of 2015, our board of directors authorized a share repurchase program. Under the program, we were authorized to repurchase shares of ordinary shares on the open market or in privately negotiated transactions for an aggregate purchase price not to exceed $20.0 million. We have repurchased 2,329,003 ordinary shares and expended $20.0 million under our repurchase program through December 31, 2015.  Although the Board of Directors authorized this share repurchase program, the share repurchase program did not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including market and business conditions, the trading price of the Company's ordinary shares, the nature of other investment or strategic opportunities, the rate of dilution of our equity compensation program, the availability of adequate funds, the applicable rules and regulations under Israeli law, the U.S. federal securities laws, and NASDAQ listing standards, and other factors.

Any repurchases of our ordinary shares pursuant to our share repurchase program could affect our stock price and increase its volatility. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our ordinary shares may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. The repurchase program may in the future be limited, suspended or discontinued at any time without prior notice and any such limitation, suspension or discontinuation could cause the market price of our ordinary shares to decline. There can be no assurance that we will repurchase shares of our ordinary shares under our share repurchase program or that any future repurchases will have a positive impact on the trading price of our ordinary shares or earnings per share.

RISKS RELATING PRIMARILY TO THE COMPANY’S INCORPORATION IN ISRAEL

The Company has operations located in Israel, and therefore its results may be adversely affected by political, economic and military conditions in Israel.

The Company’s business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on the Company’s business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, and including terrorist organizations gaining control and political power in the region such as the Islamic State of Iraq and Syria, or ISIS, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East.  Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained.  Any losses or damages incurred by us could have a material adverse effect on our business, operating results and financial condition.

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

The tax benefits, grants and other incentives available to us require us to continue to meet various conditions and may be terminated, repaid or reduced in the future, which could increase our costs and taxes.

The Israeli government currently provides major tax and capital investment incentives to domestic companies, as well as grant and loan programs relating to research and development and marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and the Israeli Governmental authorities have indicated that the government may in the future further reduce, seek repayment or eliminate the benefits of those programs. The Company currently takes advantage of these programs. There is no assurance that the Company will continue to meet the conditions of such benefits and programs or that such benefits and programs would continue to be available to the Company in the future. If the Company fails to meet the conditions of such benefits and programs or if they are terminated or further reduced, it could have an adverse effect on the Company’s business, operating results and financial condition.

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

Israeli corporate law regulates mergers, requires that a tender offer be effected when more than a specified percentage of shares in a company are purchased, requires special approvals for certain transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. For instance, subject to various exceptions, the Israeli Companies Law prohibits any acquisition of shares or voting power in a public company that would result in the purchaser holding 25% or more, or more than 45% of the voting power in the company, if there is no other person holding 25% or more, or more than 45% of the voting power in a company, respectively, without conducting a special tender offer. The Israeli Companies Law further provides that a purchase of shares or voting power of a public company or a class of shares of a public company, which will result in the purchaser’s holding more than 90% of the company’s shares, class of shares or voting rights, is prohibited unless the purchaser conducts a full tender offer for all of the company’s shares or class of shares. The purchaser will be allowed to purchase all of the company’s shares or class of shares if either (i) the shareholders who do not accept the offer hold less than 5% of the issued and outstanding share capital of the company or of the applicable class, and more than half of the shareholders who do not have a personal interest in the offer accept the offer, or (ii) the shareholders who do not accept the offer hold less than 2% of the issued and outstanding share capital of the company or of the applicable class. At the request of an offeree of a full tender offer which was accepted, the court may determine that the consideration for the shares purchased under the tender offer was lower than their fair value and compel the offeror to pay to the offerees the fair value of the shares as determined by the court.

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

Certain provisions of our Articles of Association, or the Articles, may have the effect of rendering more difficult or discouraging an acquisition of the Company deemed desirable by its Board of Directors. These provisions include a requirement that most amendments of the Company’s Articles must be approved by the holders of not less than seventy-five percent (75%) of the voting power represented at the meeting in person or by proxy and voting thereon.

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

Shareholder Approval of Certain Executive Compensation

Under the Israeli Companies Law, arrangements between a public company and a director as to the terms of his office, and an arrangement with a director regarding compensation for non-directorial duties in a public company, require the approval of the compensation committee followed by the approval of the board of directors and the shareholders of the company. Therefore, compensation payable to the Company’s executive officers who also serve on its board of directors requires approval of the Company’s compensation committee, board of directors and shareholders.

In addition, the Companies Law requires shareholder approval for chief executive officer compensation including (i) the vote of at least a majority of the shares held by shareholders who are not controlling shareholders or have a personal interest in the proposal (shares held by abstaining shareholders not taken into account); or (ii) that the aggregate number of shares voting against the proposal held by such shareholders does not exceed 2% of the Company's voting shareholders. These special approval requirements under the Companies Law may make it difficult for the Company to hire or retain executives and/or directors.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

The Company’s headquarters are located in Netanya, Israel. The Company does not own any of its properties. All of the Company’s properties, including the properties utilized by its subsidiaries, are leased. The following table contains additional information about the Company’s properties as of March 15, 2016:

Location	Principal Use	Approximate Square Feet	Lease Expiration Date
Netanya, Israel	Administrative offices, technical team and research and development.	6,426	March 2016

West Palm Beach, FL	Executive, administrative offices	4,490	October 2019

	Customer service management, warehouse and distribution center.	10,580	July 2019

Plano, TX	Research and development for the magicJack devices and certain related-products and network support.	2,334	May 2016

Sunnyvale, CA	Research and development for the magicJack devices and certain related-products.	1,232	October 2016

Franklin, TN	Technology management and hosting equipment, servers	3,722	February 2019

The Company currently pays a total annual rental amount of approximately $0.8 million for all its facilities. The Company believes that its facilities are suitable for their purposes and sufficient to support its needs through 2016, and that, if necessary, current leases can be renewed or additional facilities can be secured for the Company’s anticipated general corporate needs.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"), in the United States District Court for the Southern District of New York. The complaint alleges that the Company and Messrs. Vento and Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The complaint alleges that the Company and Messrs. Vento and Gordo violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. Because the case is at a preliminary stage, the Company cannot estimate the likelihood of liability or the amount of potential damages. The Company believes the lawsuit to be without merit and the Company intends to vigorously defend itself against it.

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

Year Ended December 31, 2015:	High	Low
Fourth quarter	$11.78	$9.06
Third quarter	$9.69	$6.77
Second quarter	$8.29	$6.50
First quarter	$8.54	$6.84
Year Ended December 31, 2014:
Fourth quarter	$10.49	$7.62
Third quarter	$15.27	$9.85
Second quarter	$22.66	$13.90
First quarter	$24.55	$11.90

On March 14, 2016, the last reported sale price of our ordinary shares on the NASDAQ was $7.85 per share. As of March 14, 2016, there were approximately 106 record holders of our ordinary shares. As of March 14, 2016, approximately 92.7% of our ordinary shares are held in the United States by approximately 85 record holders.

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

During the year ended December 31, 2015, the Company granted 998,614 ordinary share options to its employees and executives with a weighted average exercise price of $9.33 and 385,852 restricted stock units to its executives, directors and consultants with a weighted average fair value at grant date of $9.33. During the year ended December 31, 2014, the Company granted 762,500 ordinary share options to its employees and executives with a weighted average exercise price of $14.71 and 30,500 restricted stock units to its executives, directors and consultants with a weighted average fair value at grant date of $19.15. During the year ended December 31, 2013, the Company granted 1,274,607 ordinary share options to its executives with a weighted average exercise price of $15.04 and 190,713 restricted stock units to its executives and directors with a weighted average fair value at grant date of $14.15. As of December 31, 2015, there were 2,527,427 ordinary share options outstanding with a weighted average exercise price of $12.98 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,524,927	12.98	468,008
Equity compensation plans not approved by security holders (2)	2,500	3.96	—

(1) Consists of the MagicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the MagicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan as amended.
(2) Consists of the 2003 Plan.

Issuer Purchases of Equity Securities

In the first quarter of 2015, the Company’s Board of Directors authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $20.0 million. The objective of the Company’s stock repurchase program was to improve stockholders’ returns. As of December 31, 2015, the Company had expended the maximum authorized amount of $20.0 million of ordinary shares under the 2015 stock repurchase program. All shares purchased, and not yet retired, are recorded as treasury shares.  The Company repurchased 2,329,003 ordinary shares under this program through December 31, 2015. During the three months ended December 31, 2015, the Company made the following purchases:

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
October 1, 2015 - October 31, 2015	425,137	$10.20	425,137	$2,099
November 1, 2015 - November 30, 2015	183,476	$11.44	183,476	$-
December 1, 2015 - December 31, 2015	0	$-	0	$-
Total	608,613		608,613

* Shares acquired under the new share repurchase program during the quarter ended December 31, 2015 were acquired through open market purchases. Refer to Note 11, in the Notes to the Company's consolidated financial statements included in item 8 herein for further details.

The Company’s Board of Directors had previously authorized a stock repurchase program to enable it to purchase its ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $100.0 million. The objective of the Company’s stock repurchase program was to improve stockholders’ returns. As of December 31, 2014, the Company had repurchased $91.3 million of ordinary shares under its stock repurchase program, and there was $8.7 million that remained authorized to purchase ordinary shares pursuant to the stock repurchase program. This program was terminated when the Company’s Board of Directors approved the new $20.0 million 2015 program. All shares purchased, and not yet retired, are recorded as treasury shares. There was no repurchase activity related to the Company’s previous stock repurchase program for the year ended December 31, 2014. The Company repurchased 6,143,731 ordinary shares under this program through December 31, 2015.

The following graph compares the cumulative total shareholder return on the Company’s common stock from January 1, 2010 to December 31, 2015 to that of the total return of the Nasdaq Telecom Index and the S&P 500 Index. The comparison assumes $100 was invested in the Company’s common stock on January 1, 2010 and in each of the forgoing indices on January 1, 2010, and assumes the reinvestment of dividends. The graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.                      SELECTED FINANCIAL DATA

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2011, 2012, 2013, 2014 and 2015 and for each of the years then ended is derived from the Company’s audited consolidated financial statements.

The information presented below is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands, except earnings per share)
Statement of Operations:
Net revenues	$100,962	$116,322	$143,492	$158,362	$110,450
Cost of revenues (1)	34,142	42,541	49,094	61,325	51,181
Gross profit	66,820	73,781	94,398	97,037	59,269
Operating expenses (1)	41,477	60,217	46,952	53,472	63,914
Operating (loss) income	25,343	13,564	47,446	43,565	(4,645)
Interest expense	(57)	(192)	(307)	(411)	(277)
Other income (expense), net (2)	26	158	9	3,736	4,147
(Loss) gain on extinguishment of debt	-	-	-	-	-
(Loss) income before income taxes	25,312	13,530	47,148	46,890	(775)
(Benefit) provision for income taxes	11,802	9,745	(23,163)	(8,961)	61
Net (loss) income	$13,510	$3,785	$70,311	$55,851	$(836)

(Loss) income per ordinary share
Basic (3)	$0.80	$0.21	$3.81	$2.80	$(0.08)
Diluted (3)	$0.79	$0.21	$3.81	$2.73	$(0.08)

Weighted average common ordinary shares outstanding
Basic	16,975	17,831	18,468	19,916	23,342
Diluted	17,045	17,868	18,476	19,985	23,342

Balance Sheet Data:
Cash, cash equivalents and investments	$78,956	$76,312	$54,779	$38,349	$35,096
Total assets	$168,836	$194,233	$171,894	$120,767	$110,630
Property and equipment, net	$3,302	$3,564	$1,959	$2,348	$2,669
Goodwill and other identified intangibles, net	$38,991	$41,777	$47,960	$48,440	$43,798
Other non-current liabilities (4)	$11,098	$13,438	$6,487	$3,114	$4,219
Total capital (deficit) equity	$47,668	$49,086	$37,442	$(24,770)	$(26,377)
Total ordinary shares outstanding, net of treasury shares	15,610	17,868	17,827	18,709	21,174

Other Data:
Depreciation of property and equipment	$799	$619	$565	$538	$2,076
Amortization of intangible assets (5)	$2,786	$6,668	$4,293	$2,764	$2,084

(1)
Operating expenses for fiscal year 2011 include a bonus to employees and outside consultants for services rendered in 2011 of $2.5 million. Operating expenses for fiscal year 2012 include a bonus to employees and outside consultants for services rendered in 2012 of $4.0 million. Operating expenses for fiscal year 2013 include a bonus to employees and outside consultants for services rendered in 2013 of $1.4 million. Cost of revenue and operating expenses for fiscal year 2014 include a bonus to employees and outside consultants for services rendered in 2014 of $0.1 million and $0.3 million, respectively. Cost of revenue and operating expenses for fiscal year 2015 include a bonus to employees and outside consultants for services rendered in 2015 of $0.3 million and $1.7 million, respectively.

(2)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income in fiscal year 2011 was primarily related to $2.2 million in fair value gain on common equity put options, $1.3 million in interest and dividend income and $0.6 million in gains on investments. Other income in fiscal year 2012 was primarily related to $3.7 million in fair value gain on common equity put options and $0.8 million in interest and dividend income, partially offset by $0.7 million in losses on investments. Other income in fiscal year 2013 was primarily related to $0.3 million in interest and dividend income and by $0.7 million in gains on investments, offset by $1.0 million in fair value loss on common equity put options. Other income in fiscal year 2014 was primarily related to $0.1 million in interest and dividend income and by $40 thousand in gains on investments. Other income in fiscal year 2015 was primarily related to $26 thousand in interest and dividend income.

(3)
Due to the net losses for the year ended December 31, 2011, basic and diluted loss per ordinary share for those years was the same, as the effect of potentially dilutive securities was anti-dilutive. Refer to Note 14, “Income per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)
As of December 31, 2011, 2012, 2013, 2014 and 2015, this item represents primarily the non-current portion of outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, as well as deferred income tax liabilities, non-current, and $12.0 million and $10.8 million provision for uncertain tax position recorded in 2014 and 2015 respectively. Refer to Note 9, “Other Liabilities,” and Note 13, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right (the “access right”) to access its servers, and the Company’s customers then continue to have the ability to obtain free telephone services. The Company also provides additional products and services, which include voice apps on smart phones, as well as the magicJack PLUS, magicJack GO, and magicJack EXPRESS which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, and the developer and provider of the magicJack device. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company’s strategy since 2007 has been to vertically integrate its technology, design and suppliers, and the Company has completed four acquisitions between 2007 and 2010, including a merger with the company that invented VoIP, in order to implement this strategy.

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS included a six-month right to access our servers in order to make and receive telephone calls for free. In July 2014, the Company introduced the magicJack GO which includes a twelve month right to access our servers. In April 2015, we released the magicApp Premium to iOS customers and in July 2015 the magicAPP Premium was made available to Android users. magicAPP Premium offers a US number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the US Virgin Islands, and unlimited text messaging to any US mobile number. The magicAPP Premium offers access to our servers on a monthly or annula basis.  In May 2015, we introduced the magicJack EXPRESS which includes a three month right to access our servers.

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the years ended December 31, 2015, 2014 and 2013 were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack device and from the accompanying software access rights, which were $86.8 million, $99.2 million and $124.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also provides its customers the ability to make prepaid calls using a magicJack device or magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $8.2 million, $10.1 million and $12.6 million for years ended December 31, 2015, 2014 and 2013, respectively.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., and VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale based and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2015, 2014 and 2013, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carryforwards and timing differences between the recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. At December 31, 2013, based on a number of factors, including cumulative profitability over the preceding three years and expected future results, we released $40.5 million of the valuation allowance recorded against net deferred tax assets. We evaluated the valuation allowance as of December 31, 2014, which resulted in adjustments of $1.2 million to bring the allowance to $16.2 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We also evaluated the valuation allowance as of December 31, 2015, which resulted in adjustments of $1.3 million to bring the allowance to $17.5 million, an amount which reduces the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will continue to make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For the year ended December 31, 2015, our provision for uncertain tax positions was reduced by $10.1 million primarily due to the settlement of the IRS audits for tax years 2010 through 2013.  For the year ended December 31, 2014, we recorded a provision for uncertain tax positions of $14.2 million. As of December 31, 2015 and 2014, the liability for uncertain tax positions totaled $10.8 million and $18.6 million, respectively. The current portion of such liability, $0.0 million and $7.5 million as of December 31, 2015 and 2014, respectively, has been reflected in income taxes payable. The noncurrent portion of such liability, $10.8 million and $11.4 million as of December 31, 2015 and 2014, respectively, has been reflected in other non-current liabilities.

We file U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During fiscal 2013, we received notice that the IRS was going to examine our tax returns for 2010 and 2011. In October 2014, we were informed that the IRS was going to expand its audit to include our 2012 and 2013 tax returns. During 2015, we reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  The Company was able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in the Company’s December 31, 2015 balance sheet. The increase to the U.S. jurisdictional income resulted in a decrease in our Israeli jurisdictional income. The decrease in Israeli income, in turn, increased our Israeli net operating losses, resulting in a tax benefit of $5.6 million. The tax years 2010 through 2015 remain open to examination by other major taxing jurisdictions to which we are subject.

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

BUSINESS TRENDS

Renewal revenues have remained strong during the year ended December 31, 2015, increasing slightly over the prior year. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates and limit customer churn. Device sales declined 35% during the year ended December 31, 2015, and other device related revenues declined as well, reflecting the continuing decline in device sales in both our direct and retail channels. In our ongoing efforts to strengthen device sales to new customers, we launched the magicJack EXPRESS in May 2015 which offers customers the same dependable magicJack service at a lower entry price and includes 3 months of service with the initial purchase rather than the year that is included with the magicJack GO. We are maintaining our efforts to expand device sales to new markets, and with the launch of the magicAPP Premium to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion service, the magicAPP Premium. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both, in the United States and international markets.

With the release of the upgraded magicAPP Premium product to iOS customers in April 2015 and to Android customers in July 2015, we began offering monthly and annual subscription services for the magicAPP Premium and providing our customers the ability to purchase international prepaid minutes directly from the app. We are focused on driving sales growth through monetizing the magicAPP Premium and integrating the full range of our product offerings including the sale of international prepaid minutes. However, there are factors that could materially, adversely affect our growth strategy to integrate the device with the APP and monetize the magicAPP Pemium, including that we have not previously generated any material revenues from the magicAPP as it has been a free service prior to April 2015, and we continue to offer a free version of the app. Additionally, the redeveloped magicAPP Premium competes with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we are offering for monetization of the magicAPP will be attractive to consumers at the price points we are offering, or at all.

Furthermore, though progress on the launch of our relationship with Telefonica has been slower than anticipated, in February 2016 our continuing efforts resulted in the test launch of a new Mexico-based service offering named “Call U.S.”. The new service will be offered through Movistar, Telefonica’s mobile operator in Mexico, and will be available to Movistar’s over 20 million customers, enabling them to purchase a U.S. phone number through which they can receive unlimited inbound calls from friends, relative or business contacts based in the United States. The service is integrated with Telefonica’s existing Movistar systems allowing customers to pay through the same channels that they currently use to pay for their core Movistar wireless service. While we are pleased with the launch of the new offering and the progress that we have made in our relationship with Telefonica, there can be no assurance that the launch in Mexico will be successful and the Company cannot predict what impact, if any, the arrangement with Telefonica will ultimately have on its business, results of operations, financial condition or cash flows.

In addition to the Mexico-based service offering with Movistar, the fourth quarter of 2015 marked the start to the next chapter in the company’s history as we launched our new SMB subsidiary. We plan on making a significant investment in the new SMB business in 2016 which will leverage our core assets and give us the ability to sell these services at disruptive pricing.  While we are not forecasting significant revenue from our SMB business in 2016, we believe that longer-term, our ability to maximize shareholder value will be driven by the execution of these growth initiatives supported by our ongoing free cash flow generation and strong balance sheet.

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

	Year ended December 31,			2015 Compared to		2014 Compared to
	2015	2014	2013	2014		2013
Net Revenues
Sale of magicJack devices	$15,915	$24,564	$54,491	$(8,649)	(35.2)%	$(29,927)	(54.9)%
Access right renewals	65,761	65,542	57,038	219	0.3	8,504	14.9
Shipping and handling	794	2,085	4,399	(1,291)	(61.9)	(2,314)	(52.6)
magicJack-related products	4,289	7,006	8,754	(2,717)	(38.8)	(1,748)	(20.0)
Prepaid minutes	8,243	10,083	12,578	(1,840)	(18.2)	(2,495)	(19.8)
Access and wholesale charges	5,953	7,028	6,210	(1,075)	(15.3)	818	13.2
Other	7	14	22	(7)	(50.0)	(8)	(36.4)
Total Net Revenue	100,962	116,322	143,492	(15,360)	(13.2)	(27,170)	(18.9)

Cost of Revenues
Cost of magicJack devices sold	8,320	11,068	15,341	(2,748)	(24.8)	(4,273)	(27.9)
Shipping and handling	1,194	1,980	2,452	(786)	(39.7)	(472)	(19.2)
Credit card processing fees	2,260	2,473	2,706	(213)	(8.6)	(233)	(8.6)
Network and carrier charges	15,352	19,694	22,141	(4,342)	(22.0)	(2,447)	(11.1)
Other	7,016	7,326	6,454	(310)	(4.2)	872	13.5
Total Cost of Revenues	34,142	42,541	49,094	(8,399)	(19.7)	(6,553)	(13.3)

Gross Profit	66,820	73,781	94,398	(6,961)	(9.4)	(20,617)	(21.8)

Operating expenses:
Marketing	9,409	20,434	14,293	(11,025)	(54.0)	6,141	43.0
General and administrative	27,547	33,912	26,998	(6,365)	(18.8)	6,914	25.6
Research and development	4,521	5,871	5,661	(1,350)	(23.0)	210	3.7
Total operating expenses	41,477	60,217	46,952	(18,740)	(31.1)	13,265	28.3
Operating income	25,343	13,564	47,446	11,779	86.8	(33,882)	(71.4)

Other income (expense):
Gains (losses) on investments	-	37	722	(37)	*	(685)	*
Interest and dividend income	26	117	318	(91)	*	(201)	*
Interest expense	(57)	(192)	(307)	135	*	115	*
Fair value (loss) gain on common equity
put options	-	-	(1,047)	-	*	1,047	*
Other income, net	-	4	16	(4)	*	(12)	*
Total other (expense) income	(31)	(34)	(298)	3	*	264	*
Income before income taxes	25,312	13,530	47,148	11,782	87.1	(33,618)	*
Income tax expense (benefit)	11,802	9,745	(23,163)	2,057	21.1	32,908	*
Net income	13,510	3,785	70,311	9,725	256.9	(66,526)	*
Dividends on redeemable ordinary shares	-	-	-	-	*	-
Net income attributable to							*
ordinary shareholders	$13,510	$3,785	$70,311	$9,725	256.9	$(66,526)	*
Income per ordinary share:
Basic	$0.80	$0.21	$3.81	$0.59	281.0	$(3.60)	*
Diluted	$0.79	$0.21	$3.81	$0.58	276.2	$(3.60)	*
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

•
Access right renewals – represent revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to users of the magicAPP Premium and is recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three, six or twelve months access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, (iv) insurance covering the replacement of a damaged or lost device, and (v) the magicJack SLIM power bank battery;

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

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Net Revenues

Total net revenue was $101.0 million and $116.3 million for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $15.4 million, or 13.2%. The decreases in the components of net revenues were primarily attributable to the following:

•	a $8.7 million decrease in revenues recognized for the sale of magicJack devices, primarily as a result of lower unit volume on the sale of magicJack devices;

•	a $1.3 million decrease in shipping and handling revenues primarily as a result of the reduction in unit sales mentioned above;

•	a $2.7 million decrease in other magicJack related products reflecting lower unit sales on the device;

•	a $1.8 million decrease in revenues from prepaid minutes primarily as a result of lower usage of prepaid minutes and;

•	a $1.1 million decrease in access and wholesale charges primarily reflecting lower network traffic.

These decreases in components of net revenue were partially offset by an $0.2 million increase in access right renewals.

In the years ended December 31, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 67% and 72%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 33% and 28%, respectively, of magicJack devices sold.

For years ended December 31, 2015 and 2014, no retailer accounted for more than 10% of our total net revenues.

Cost of Revenues

Total cost of revenues was $34.1 million and $42.5 million for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $8.4 million, or 19.7%. This decrease in cost of revenues was primarily attributable to:

•	a $3.8 million combined decrease in costs related to the magicJack devices, shipping and handling and credit card processing fees primarily reflecting lower unit sales of the magicJack device;

•	a $4.3 million reduction in network and carrier charges reflecting lower network volume and continuing efforts to negotiate more favorable rates with other carriers and;

•	a $0.3 million decrease in other cost of revenues primarily reflecting lower amortization expense on certain intangible assets.

Operating Expenses

Total operating expenses were $41.5 million and $60.2 million for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $18.7 million, or 31.1%. This decrease in operating expenses was primarily due to:

•
a $11.0 million decrease in marketing-related expense driven by (i) a $7.2 million decrease in advertising media buys reflecting management’s decision not to spend significantly on media buys, (ii) a $1.2 million decrease in marketing related personnel costs driven by a decrease in head-count, and (iii) a $2.6 million decrease in sponsorships and other advertising spend reflecting a more conservative approach to our marleting spend in 2015;

•
a $6.4 million decrease in general & administrative expenses primarily due to (i) approximately $5.0 million in lower legal and other professional expenses reflecting less litigation, and the settlement of certain regulatory and tax-related matters and other disputes, (ii) $1.7 million lower customer care related expenses, and (iii) $3.4 million in lower amortization expense and lower impairment charges related to the write-off of the $2.5 million net carrying value associated with a non-compete agreement with the Company’s founder and former CEO in 2014 with no comparable expense in 2015. These decreases were partially offset by a $3.1 increase in personnel related costs primarily reflecting severance expense and higher accrued bonus amounts year-over-year and;

•	a $1.4 million decrease in research and development costs primarily reflecting lower personnel related expenses and a decrease in research and development related consulting costs.

The Company’s combined advertising-related expenses decreased by approximately 54% for the year ended December 31, 2015 as compared to December 31, 2014 primarily due to increased advertising efforts in the year ended December 31, 2014 related to the launch of the magicJack GO device and our new advertising campaign and brand refresh. During the year ended December 31, 2015, we reduced our advertising media buys. Advertising-related expenses have varied historically, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other expense was $31 thousand and $34 thousand for the years ended December 31, 2015 and 2014, respectively, representing a decreased expense of approximately $3 thousand. This decrease in other expense was primarily due to lower interest and dividend income reflecting the sale of our investments in the year ended December 31, 2014 offset by lower interest expense on other liabilities settled during the year ended December 31, 2015.

Income Taxes

Total income tax expense was $11.8 million and $9.7 million for the years ended December 31, 2015 and 2014, respectively. The principal components of the Company’s income taxes for the years ended December 31, 2015 and 2014 are the following (in thousands):

	Year Ended December 31,
	2015	2014

Income before taxes	$25,312	$13,530
Income tax expense (benefit)	11,802	9,745
Effective income tax rate	46.63%	72.03%

We primarily operate in the U.S. and Israel.  Our U.S. operartions are subject to a federal statutory income tax rate of 34%, and our Israeli operations are subject to a statutory income tax rate of 26.5% in 2015 and 2014 and 25.0% in 2013. The income tax provision for 2015, 2014 and 2013 include items that have resulted in significant variances in our effective tax rate in comparison to statutory rates.

For the year ended December 31, 2015, we recorded income tax expense of $11.8 million, which differed from the expected provision of $8.6 million, using the statutory rate of 34%, primarily due to changes in valuation allowances of $1.3 million established against certain Israeli capital losses and state net operating loss carryforwards, increases to uncertain tax positions of $0.5 million, a decrease to deferred tax assets associated with expired stock options of $0.7 million, and other one-time discrete items of $0.7 million. State income tax (benefit), net of federal tax benefit, is presented in the effective tax rate reconciliation exclusive of changes in valuation allowances on state income tax deferred items.

For the year ended December 31, 2014, we recorded income tax expense of $9.7 million, which differed from the expected tax provision of $5.0 million, using the statutory rate of 34%, primarily due to an increase in the U.S. uncertain tax positions of $6.4 million, as well as the effect of changes in the exchange rate on both our net deferred tax assets associated with our Israeli operations of $2.5 million, and taxable unrealized gains on the Israeli parent’s U.S. dollar denominated assets of $6.4 million. These items were partially offset by an income tax benefit in our foreign taxes associated with expected revisions to jurisdictional income allocations resulting from the IRS audit examination of $5.3 million, and by the jurisdictional rate differential between the U.S. and Israel of $3.7 million and an adjustment of our estimate of the required valuation allowance of $1.2 million. Our Israeli operations resulted in an income tax provision of $5.2 million, an effective tax rate of 28.9%, and our domestic operations recorded a provision of $4.5 million for the year ended December 31, 2014.

As of December 31, 2014, we had a prepaid income taxes balance of $12.5 million which was available to offset potential payments related to the uncertain tax liabilities disclosed above.

Net Income Attributable to Ordinary Shareholders and Income Per Share

As a result of the foregoing items, net income attributable to ordinary shareholders increased to $13.5 million in 2015 as compared to $3.8 million in 2014. Income per diluted share attributable to ordinary shareholders increased to $0.79 per ordinary share in 2015 as compared to $0.21 per ordinary share in 2014 as a result of higher net operating income in 2015 as compared to 2014, and by a decrease of approximately 0.8 million (or 4.6%) in the weighted average number of ordinary shares outstanding in 2015 as compared to 2014 primarily due to the Company’s share repurchase program.

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

Operating Expenses

Total operating expenses were $60.2 million and $47.0 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $13.3 million, or 28.3%. This increase in operating expenses was primarily due to:

•
an $6.1 million increase in marketing-related expense driven by (i) a $3.1 million increase in advertising media buys supporting the launch of the magicJack GO, (ii)  a $2.0 million increase in marketing related personnel costs driven by increased head-count which included a $1.2 million increase in stock based compensation allocated to marketing, and (iii) a $1.0 million increase in sponsorships and other advertising spend;

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

For the year ended December 31, 2014, we recorded income tax expense of $9.7 million, which differed from the expected tax provision of $5.0 million, using the statutory rate of 34%, primarily due to an increase in the U.S. uncertain tax positions of $6.4 million, as well as the effect of changes in the exchange rate on both our net deferred tax assets associated with our Israeli operations of $2.5 million, and taxable unrealized gains on the Israeli parent’s U.S. dollar denominated assets of $6.4 million. These items were partially offset by an income tax benefit in our foreign taxes associated with expected revisions to jurisdictional income allocations resulting from the IRS audit examination of $5.3 million, and by the jurisdictional rate differential between the U.S. and Israel of $3.7 million and an adjustment of our estimate of the required valuation allowance of $1.2 million. Our Israeli operations resulted in an income tax provision of $5.2 million, an effective tax rate of 28.9%, and our domestic operations recorded a provision of $4.5 million for the year ended December 31, 2014.

As of December 31, 2014, we had a prepaid income taxes balance of $12.5 million which is available to offset potential payments related to the uncertain tax liabilities disclosed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash generated from operations and cash on hand and investments. As of December 31, 2015, the Company had cash and cash equivalents of $78.6 million, investments of $0.4 million and accounts receivables of $2.9 million. Accounts payable and income taxes payable at December 31, 2015, were $1.1 million and $0, respectively.

During the year ended December 31, 2015, the Company generated positive operating cash flows of $25.4 million, as compared to $25.0 million for the year ended December 31, 2014. The $0.4 million increase was primarily attributable to savings in cost of revenues and operating expenses offset in part by less magicJack devices sold and lower sales of IPP and other magicJack related products in 2015. Net income was $13.5 million for the year ended December 31, 2015 as compared to a $3.8 million for the year ended December 31, 2014. The Company currently believes that available funds and cash flows generated by operations will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. If the Company decides to make future acquisitions, it may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that the Company will be able to secure additional sources of funding or that such additional sources of funding will be available on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $25.4 million, $25.0 million and $35.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, net cash provided by operating activities was primarily attributable to (i) $13.5 million net income, (ii) $20.1 million in net non-cash items consisting primarily of, $5.3 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, $3.6 million of depreciation and amortization expense, $12.9 million in deferred tax expense, $0.1 million in the provision for billing adjustments, and $0.1 million in non-cash interest, offset in part by a $1.8 million decrease in uncertain tax positions, (iii) $0.7 million decrease in deferred costs related to the magicJack device, (iv) a $3.1 million decrease in prepaid income taxes, (v) a $1.6 million increase in accrued bonus, and (vi) $0.9 million decrease in accounts receivable; offset in part by (i) $8.5 million decrease in deferred revenues primarily as a result of lower sales of magicJack devices, (ii) $0.1 million increase in inventories, (iii) $1.0 million increase in deposits and other current assets, (iv) $1.8 million decrease in accounts payable, (v) a $0.9 million decrease in income taxes payable and (vi) $2.3 million decrease in accrued expenses and other current liabilities.

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

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was $(1.0) million, $6.4 million, and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in investing activities during the year ended December 31, 2015 was attributable $1.0 million used for purchases of property and equipment.

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

Cash Flow –Financing Activities

Net cash used in financing activities was $21.7 million, $1.5 million and $20.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net cash used in financing activities during the year ended December 31, 2015 primarily consisted of: (i) $20.0 million in cash used to purchase treasury stock as part of the Company’s share repurchase program, (ii) payment of $1.5 million for the last of five installment payments for the purchase of certain intangible assets in 2011, and (iii) $0.2 million in cash used to repurchase shares to settle executives’ tax withholding liability upon the vesting of restriced stock units during the year.

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

Stock Repurchase Program

In the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $20.0 million. The objective of the Company’s stock repurchase program was to improve stockholders’ returns. As of December 31, 2015, we had expended the maximum authorized amount of $20.0 million for the acquisition of ordinary shares under the 2015 stock repurchase program. All shares purchased, and not yet retired, are recorded as treasury shares. We repurchased 2,329,003 ordinary shares under this program through December 31, 2015.

The Company’s Board of Directors had previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $100.0 million. The objective of the Company’s stock repurchase program was to improve stockholders’ returns. As of December 31, 2014, we had repurchased $91.3 million of ordinary shares under the previous stock repurchase program, and there was $8.7 million that remained authorized to purchase ordinary shares pursuant to the stock repurchase program. This program was terminated when the Company’s Board of Directors approved the new $20.0 million program in the first quarter of 2015. All shares purchased, and not yet retired, are recorded as treasury shares. There was no repurchase activity related to the Company’s previous stock repurchase program for the years ended December 31, 2015 or December 31, 2014. We repurchased 6,143,731 ordinary shares under this program through December 31, 2015.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2015, and we do not expect to buy call options or sell common equity put options in the future as part of our share repurchase program. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the year ended December 31, 2013 and 2012, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013 and (ii) $55.9 million purchasing 2,989,949 shares of outstanding ordinary shares at an average price of $18.69 during the year ended December 31, 2012. The Company did not purchase any call option contacts or sell any put option contracts during the years ended December 31, 2015 or December 31, 2014.

Other Liabilities

As of December 31, 2014, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which it made a final non-interest bearing payment of $1.5 million on May 31, 2015. The liability for such payments was discounted at a rate of 10% to a net present value of $1.4 million at December 31, 2014. Refer to Note 9, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a prospective basis in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that the Company’s aggregate contractual obligations as of December 31, 2015 are expected to have on its liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
Operating lease obligations	$1,870	$555	$999	$316	$-	$-
Accrued severance pay (1)	$348	$-	$-	$-	$348	$-
Uncertain tax positions (2)	$9,392	$-	$466	$1,286	$-	$7,640
Total contractual obligations	$11,610	$555	$1,465	$1,602	$348	$7,640

(1) As of December 31, 2015, we had $0.3 million in severance pay funds in reserve to settle such liabilities.

(2) As of December 31, 2015, we had $7.6 million in uncertain tax liabilities for which the Company can not reliably estimate the period of cash settlement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks that are inherent in its financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect its results of operations or financial condition.

Exposure to Interest Rates

The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income the Company receives from its investments without incurring investment market volatility risk. The Company’s investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on the Company’s cash and cash equivalents. Due to the short-term nature of the Company’s cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of the Company’s portfolio as of December 31, 2015.

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

Our Investments

As a result of the Company investing its excess cash, it is also subject to equity price risk with respect to long or short positions in financial instruments such as equity securities, which include call option and put option contracts. While the Company’s ultimate potential loss with respect to these contracts is determined from the movement of the underlying security or index between the contract inception date and expiration date, the change in fair value of the derivative contracts is also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. As of December 31, 2015, the Company did not have any short positions in put option contracts or long positions in call option contracts.

Our Stock Repurchase Program

The Company has sold put option contracts in connection with its share repurchase program in order to lower the average price paid for ordinary shares it purchases. Option contracts are sensitive to expiration dates of contracts and fluctuations in the sale price of the Company’s ordinary shares, which are in turn sensitive to various factors, including but not limited to: (i) the Company’s financial performance and (ii) fluctuations in the overall U.S. and foreign stock markets and economies. At December 31, 2015, the Company did not have any outstanding put option contracts.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital (deficit) equity  and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. and Subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 15, 2016

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$78,589	$75,945
Investments, at fair value	367	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $455 and $1,171, respectively	2,925	3,903
Inventories, net	5,723	5,635
Deferred costs	2,097	2,765
Prepaid income taxes	2,747	12,513
Deferred tax assets, current	-	13,341
Deposits and other current assets	2,655	1,170
Total current assets	95,103	115,639

Property and equipment, net	3,302	3,564
Intangible assets, net	6,687	9,473
Goodwill	32,304	32,304
Deferred tax assets, non-current	30,689	32,510
Deposits and other non-current assets	751	743
Total assets	$168,836	$194,233
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,086	$2,879
Income tax payable	-	9,197
Accrued expenses and other current liabilities	6,284	8,406
Deferred revenue, current portion	52,554	56,445
Total current liabilities	59,924	76,927

Deferred revenue, net of current portion	50,146	54,782
Other non-current liabilities	11,098	13,438
Total liabilities	121,168	145,147

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,036 and 25,032
shares issued at December 31, 2015 and 2014, respectively	111,773	111,771
Additional paid-in capital	14,573	10,414
Treasury stock (9,426 and 7,164 shares at December 31, 2015 and 2014, respectively)	(126,772)	(107,683)
Retained earnings	48,094	34,584
Total capital equity	47,668	49,086
Total liabilities and capital equity	$168,836	$194,233

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2015	2014	2013

Net revenues	$100,962	$116,322	$143,492
Cost of revenues	34,142	42,541	49,094
Gross profit	66,820	73,781	94,398

Operating expenses:
Marketing	9,409	20,434	14,293
General and administrative	27,547	33,912	26,998
Research and development	4,521	5,871	5,661
Total operating expenses	41,477	60,217	46,952
Operating income	25,343	13,564	47,446

Other income (expense):
Gains (losses) on investments	-	37	722
Interest and dividend income	26	117	318
Interest expense	(57)	(192)	(307)
Fair value (loss) on common equity put options	-	-	(1,047)
Other income, net	-	4	16
Total other (expense)	(31)	(34)	(298)
Income before income taxes	25,312	13,530	47,148
Income tax expense (benefit)	11,802	9,745	(23,163)
Net income	13,510	3,785	70,311

Income per ordinary share:
Basic	$0.80	$0.21	$3.81
Diluted	$0.79	$0.21	$3.81

Weighted average ordinary shares outstanding:
Basic	16,975	17,831	18,468
Diluted	17,045	17,868	18,476

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$13,510	$3,785	$70,311
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to realized gain on investments	-	642	420
Net unrealized gain (loss) on marketable securities	-	-	432
Comprehensive income	$13,510	$4,427	$71,163

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT) EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Capital (Deficit) Equity

	Number	Amount			Number	Amount
Balance, December 31, 2012	24,728	$108,048	$1,729	$(1,494)	(6,018)	$(93,541)	$(39,512)	$(24,770)

Exercise of ordinary share options	1	-	-	-	-	-	-	-
Share-based compensation	-	-	2,307	-	-	-	-	2,307
Treasury stock issued to settle liability	-	-	-	-	32	499	-	499
Issuance of ordinary shares	-	-	(428)	-	36	428	-	-
Ordinary shares issued for purchase of
intangible assets	300	3,696	-	-	-	-	-	3,696
Purchase of treasury stock	-	-	84	-	(1,252)	(15,537)	-	(15,453)
Unrealized gain on marketable securities	-	-	-	852	-	-	-	852
Net income	-	-	-	-	-	-	70,311	70,311
Balance, December 31, 2013	25,029	111,744	3,692	(642)	(7,202)	(108,151)	30,799	37,442

Exercise of ordinary share options	3	27	-	-	-	-	-	27
Share-based compensation	-	-	7,190	-	-	-	-	7,190
Issuance of ordinary shares	-	-	(468)	-	38	468	-	-
Release of unrealized loss on marketable securities to gains on investments	-	-	-	642	-	-	-	642
Net income	-	-	-	-	-	-	3,785	3,785
Balance, December 31, 2014	25,032	111,771	10,414	-	(7,164)	(107,683)	34,584	49,086

Exercise of ordinary share options	4	2	-	-	-	-	-	2
Share-based compensation	-	-	5,268	-	-	-	-	5,268
Issuance of ordinary shares	-	-	(1,109)	-	90	1,109	-	-
Purchase of treasury stock	-	-	-	-	(2,352)	(20,198)	-	(20,198)
Net income	-	-	-	-	-	-	13,510	13,510
Balance, December 31, 2015	25,036	$111,773	$14,573	$-	(9,426)	$(126,772)	$48,094	$47,668

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$13,510	$3,785	$70,311
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	81	444	1,799
Share-based issuances	5,268	7,190	2,806
Depreciation and amortization	3,585	4,823	4,858
Impairment of intangible assets	-	2,464	-
(Decrease) increase of uncertain tax positions	(1,789)	14,166	3,893
Deferred income tax provision (benefit)	12,863	(4,423)	(29,007)
Interest expense - non-cash	57	192	307
Gains on investments	-	(37)	(722)
Fair value loss on common equity put options	-	-	1,047
Change in operating assets and liabilities
Accounts receivable	897	(721)	579
Inventories	(88)	(1,145)	850
Deferred costs	668	1,897	2,404
Deposits and other current assets	2,125	(933)	(11,435)
Other non-current assets	(8)	(50)	100
Accounts payable	(1,782)	651	(473)
Income Taxes payable	(873)	-	1,059
Accrued expenses and other current liabilities	(679)	(287)	(2,495)
Deferred revenue	(8,527)	(3,265)	(10,711)
Other non-current liabilities	56	274	111
Net cash provided by operating activities	25,364	25,025	35,281

Cash flows from investing activities:
Purchases of investments	-	-	(368)
Proceeds from sales of investments	-	9,094	12,622
Purchases of property and equipment	(1,024)	(2,213)	(176)
Acquisition of intangible assets	-	(485)	(117)
Net cash (used in) provided by investing activities	(1,024)	6,396	11,961

Cash flows from financing activities:
Purchase of treasury stock	(20,000)	-	(18,704)
Repurchase of ordinary shares to settle withholding liability	(198)	-	-
Proceeds from exercise of ordinary share options	2	27	-
Payment of other non-current liabilities	(1,500)	(1,500)	(1,500)
Net cash used in financing activities	(21,696)	(1,473)	(20,204)
Net increase in cash and cash equivalents	2,644	29,948	27,038
Cash and cash equivalents, beginning of year	75,945	45,997	18,959
Cash and cash equivalents, end of year	$78,589	$75,945	$45,997

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Supplemental disclosures:
Income taxes paid	$5,213	$279	$12,578
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$-	$11	$-
Ordinary shares issued for purchase of intangible assets	$-	$-	$3,696

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

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, a softphone company, and the developer and provider of the magicJack device. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices in West Palm Beach, Florida, technology management offices in Franklin, Tennessee, and research and development offices in Plano, Texas, and Sunnyvale, California.

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

The Company prepares its consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of the Company’s revenues in the years ended December 31, 2015, 2014 and 2013 were from sales to customers located in the United States.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., and VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods consolidated financial statement amounts to conform to the current presentation.

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

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack devices, usage of domestic and international prepaid minutes, access charges to other carriers and other miscellaneous charges. Revenue is recorded net of sales returns and allowances. The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net Revenue
Sale of magicJack devices	$15,915	$24,564	$54,491
Access right renewals	65,761	65,542	57,038
Shipping and handling	794	2,085	4,399
magicJack-related products	4,289	7,006	8,754
Prepaid minutes	8,243	10,083	12,578
Access and wholesale charges	5,953	7,028	6,210
Other	7	14	22
Total Net Revenue	$100,962	$116,322	$143,492

Revenue Recognition

magicJack Devices  Revenue and Renewal Access Revenue

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2015, 2014 and 2013, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Prepaid Minutes and Access and Wholesale Charges

Revenue from prepaid minutes and access and wholesale charges are recognized as minutes are used. These revenues are generated from the usage of prepaid minutes, fees for origination of calls to 800-numbers, access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments of $6 thousand, $0.2 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decreases in the provision for billing adjustments is primarily due to the Company reaching certain settlement with large carriers.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $3.5 million, $4.5 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Marketing Expenses

Marketing expenses of $9.4 million, $20.4 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Advertising media buys	$6,698	$13,922	$10,784
Marketing personnel related	1,487	2,663	641
Other marketing projects	1,224	3,849	2,868
Total Marketing Expense	$9,409	$20,434	$14,293

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development costs. Research and development expenses were $4.5 million, $5.9 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Balance, beginning of period	$1,171	$3,912	$20,498
Change in provision for doubtful accounts	75	271	(3)
Change in provision for billing adjustments	6	174	1,802
Recoveries	(10)	(350)	-
Write-offs	(787)	(2,836)	(18,385)
Balance, end of period	$455	$1,171	$3,912

The Company settled certain carrier receivable disputes during the years ended December 31, 2015, 2014 and 2013, which resulted in the write-offs of approximately $0.8 million, $2.8 million and $18.4 million, respectively, of accounts receivables the Company had previously reserved.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At December 31, 2015, the Company had cash and cash equivalents totaling $78.6 million, which included (i) $78.3 million in U.S. banks, and (ii) $0.3 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.3 million in one individual financial institution, were fully insured, except for $15 thousand that exceed insurance limits at December 31, 2015. The Company had money market accounts with financial institutions with balances totaling approximately $77.0 million.

One telecommunication carrier accounted for approximately 11% and 15% of gross accounts receivable at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, no telecommunication carrier accounted for more than 10% of the Company’s total operating revenue.

One U.S. retail customer, Best Buy, accounted for approximately 14% and 17% of gross accounts receivable at December 31, 2015, and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, no retailer accounted for more than 10% of the Company’s total operating revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of December 31, 2015 and 2014, all of them are Level 1 instruments, except for debt securities, which are Level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May 2011, May 2012, May 2013, May 2014 and May 2015, respectively. The liability for such payments was discounted at a rate of 10% to a total fair value of $1.4 million at December 31, 2014, with $1.4 million included in accrued expenses and other current liabilities at December 31, 2014 in the Company’s consolidated balance sheets. The Company believes that the $1.4 million carrying value approximated fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.1 million unamortized discount at December 31, 2014 was amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Any unrealized gains or losses related to put option contracts sold in connection with the Company’s share repurchase program are recognized as fair value gains (losses) on common equity put options in the Company’s consolidated statements of operations. These liabilities are marked-to-market at the unadjusted quoted prices in active markets for identical assets, which are Level 1 inputs. As of December 31, 2015 and 2014, there were no common equity put options outstanding.

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

Long-lived Assets

The Company reviews property and equipment and intangibles subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the years ended December 31, 2015, 2014 and 2013, there were no deemed impairments of long-lived assets.

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

In connection with the Company’s annual goodwill impairment analysis performed as of October 1, the annual measurement date, there is no impairment of such assets as of and for the years ended December 31, 2015, 2014 and 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a prospective basis in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – INVESTMENTS

Investments consist of time deposits with maturity dates of greater than 90 days totaling $367 thousand at both December 31, 2015, and December 31, 2014, respectively.

The fair value of time deposits at December 31, 2015 and 2014 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There was no realized gain or loss on investments for the year ended December 31, 2015. Gains on investments for the years ended December 31, 2014 and 2013 was $37 thousand and $0.7 million, respectively, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million and $0.4 million, respectively.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2015	2014

Raw materials	$1,498	$2,793
Finished goods	4,225	2,842
Total	$5,723	$5,635

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States. The Company wrote-off approximately $499 thousand and $69 thousand of obsolete inventory during the years ended December 31, 2015 and December 31, 2014, respectively. There were no write-offs of obsolete inventory in the year ended December 31, 2013. Inventory write-offs are reflected in cost of revenues in the accompanying statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated Useful Lives (in years)
		December 31,
		2015	2014

Switches	3 - 15	$8,606	$8,436
Computers	3	2,707	2,707
Furniture	5	257	257
Leasehold-improvements	*	701	681
Accumulated depreciation
and amortization		(8,969)	(8,517)
Total		$3,302	$3,564

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2015, 2014 and 2013 was $0.8 million, $0.6 million and $0.6 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the Company had intangible assets with carrying values of $6.7 million and $9.5 million, respectively. Identified intangible assets not subject to amortization at December 31, 2015 and 2014 consisted of tradename and domain names with combined carrying value of $1.2 million. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

		December 31, 2015				December 31, 2014
	Estimated Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Life

Technology	3 - 17	$4,930	$(4,497)	$433	4.83	$5,221	$(4,554)	$667	5.37
Intellectual property rights	3 - 17	14,161	(9,623)	4,538	5.36	14,161	(7,713)	6,448	6.70
Covenants not-to-compete
and not-to-sue	2 - 5	2,085	(1,911)	174	0.42	2,085	(1,494)	591	1.42
Tradename	3 - 6	321	(321)	-	-	321	(297)	24	1.00
Customer relationships	5 - 7	500	(500)	-	-	750	(660)	90	2.58
Backlog	1	800	(800)	-	-	800	(800)	-	-
Other		470	(138)	332	3.00	470	(28)	442	4.00
Total		$23,267	$(17,790)	$5,477		$23,808	$(15,546)	$8,262

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $4.2 million and $4.3 million, respectively. Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million included in general and administrative expense related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets. Amortization expense for the year ended December 31, 2013 included (i) a $0.2 million impairment of certain technology and customer relationships related to the VocalTec legacy products, which the Company stopped selling in 2013, and (ii) a $0.4 million impairment of a carrier interconnection agreement as a result of more favorable rates that have become available to the Company. Based on the carrying value of identified intangible assets recorded at December 31, 2015, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2016	$1,644
2017	1,420
2018	964
2019	558
2020	361
Thereafter	530
$5,477

NOTE 7 – GOODWILL

As of December 31, 2015 and 2014, the Company had goodwill with a carrying value of $32.3 million. There were no changes in goodwill during the years ended December 31, 2015, 2014 and 2013.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014

magicJack devices	$9,352	$10,619
Access right renewals	40,677	43,231
Prepaid minutes	2,525	2,595
Deferred revenue, current	52,554	56,445

Deferred revenue, non-current*	50,146	54,782
Total deferred revenues	$102,700	$111,227

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2015 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2016	$52,554
2017	20,007
2018	14,190
2019	8,619
2020	3,969
Thereafter	3,361
$102,700

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $15.4 million, $19.7 million and $22.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 9 – OTHER LIABILITIES

As of December 31, 2014, the Company had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which the Company was required to make a final non-interest bearing payment of $1.5 million on May 31, 2015. The liability for such payments was discounted at a rate of 10% to a total net present value of $1.4 million at December 31, 2014, with $1.4 million included in accrued expenses and other current liabilities at December 31, 2014 on the Company’s consolidated balance sheet.

As of December 31, 2015 and 2014, the Company had recorded a non-current liability for uncertain tax positions of $10.8 million and $11.4 million, respectively.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"). For further information, refer to Note 15, “Subsequent Events”.

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

Regulation

The Company provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non-interconnected VoIP. FCC regulations may now, or may in the future, be applied to the Company’s broadband telephone operations. Other FCC regulations apply to the Company because it operates servers and provides international calling capability. Some of the Company’s operations are also subject to regulation by state public utility commissions (“PUCs”).

Intercarrier Compensation - On November 18, 2011, the FCC released a Report and Order (the "FCC Order") and Further Notice of Proposed Rulemaking that comprehensively reforms the system under which regulated service providers compensate each other for terminating interstate and intrastate traffic. Regulated service providers are free to negotiate alternative arrangements, but the FCC Order establishes default rates in the absence of agreements between regulated service providers. The rules adopted by the FCC provide for a multiyear transition to a national bill-and-keep framework as the ultimate end state for all telecommunications traffic terminated by a local exchange carrier. Under bill-and-keep, providers do not charge an originating carrier for terminating traffic and instead recover the costs of termination from their own customers.

Pursuant to the FCC Order, rates are lowered for the most common termination functions performed by regulated service providers when exchanging traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. As part of this transition, depending on the particular function performed and the type of regulated service provider, the rate for inter- and intrastate traffic will be reduced to $0.0007 per minute effective July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors. Beginning July 1, 2018, these regulated service providers must recover the costs associated with the provision of service from their customers rather than from other service providers.

The FCC Order also establishes new rules concerning traffic exchanged over PSTN facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with handling such traffic from their customers. But as part of the transition to that end point, the FCC Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers, establishing two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the reciprocal compensation rate associated with traditional telecommunications traffic. Further, the FCC Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with  the FCC’s new rules, which took effect on December 29, 2011.

The FCC Order broadly reformed the system of default rates that apply to payments between regulated service providers going forward, but did not resolve past disputes. While the rates for termination of VoIP-PSTN traffic are ultimately reduced, the FCC's ruling may provide the certainty needed to collect interstate access charges for such traffic during the transition to bill-and-keep. To the extent that another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could initially increase, but ultimately will be reduced as the intercarrier compensation system transitions to bill-and-keep.

The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. The FCC’s ruling will be applied retroactively, although it has been challenged in the U.S. Court of Appeals for the D.C. Circuit. The Company cannot guarantee that the outcome of this proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

E911 Calling - The FCC has required providers of interconnected VoIP services to provide 911 emergency calling capabilities to their customers. While the Company believes it is not an interconnected VoIP provider as currently defined by the FCC and thus is not subject to the FCC’s 911 rules, it nevertheless provides some 911 capability for its customers. In September 2010, the FCC released a nationwide industry "Notice of Inquiry" seeking additional comments on a number of issues including, but not limited to, whether nomadic interconnected VoIP providers should be required to offer automatic location information of their users without customers providing location information. The FCC also sought comment on how far it can extend E911 obligations to other types of companies including device manufacturers, software developers and others. In July 2011, the FCC released a Second Further Notice of Proposed Rulemaking, seeking comment on various issues including (i) whether to apply the FCC's 911 rules to "outbound-only" interconnected VoIP services (i.e., services that support outbound calls to the PSTN but not inbound voice calling from the PSTN); (ii) whether to develop a framework for ensuring that all covered VoIP providers can provide automatic location information for VoIP 911 calls; and (iii) whether to revise the FCC's definition of interconnected VoIP service to require an "Internet connection" rather than a broadband connection, and to "define connectivity in terms of the ability to terminate calls to all or substantially all United States E.l64 telephone numbers." As part of the same release, the FCC included a Notice of Proposed Rulemaking that sought comment on whether any amendment of the definition of interconnected VoIP service should be limited to 911 purposes, or should apply more broadly to other contexts. In September 2011, the FCC released a Notice of Proposed Rulemaking seeking comment on what role the FCC should play to facilitate the implementation of "next generation" 911 capabilities, including, for example, the short-term implementation of text-to-911 solutions; the prioritization of 911 traffic, especially during times of natural and manmade disasters; long-term implementation of IP-based alternatives for delivering text, photos, videos, and other data to 911; and the path towards integration and standardization of IP-based text-to-91l. At this time, the Company cannot predict the outcome of these proceedings nor can it predict their potential impact on its business. The Company’s VoIP E911 services are more limited than the 911 services offered by traditional wireline telephone companies. These limitations may cause significant delays, or even failures, in callers' receipt of emergency assistance.

Many state and local governments have sought to impose fees on customers of VoIP providers, or to collect fees from VoIP providers, to support implementation of E911 services in their area. Such fees are often put in terms of a fee placed on monthly bills, or focused on use from a specific location. The application of such fees with respect to magicJack users and the Company is not clear because various statutes and regulation may not cover the Company's services, the Company does not bill its customers monthly, nor does it bill customers at all for telecommunications services. The Company may also not know the end user's location because the magicJack devices and services are nomadic. If fees are owed, they are owed by the end user and not the Company, as most statutes, to the extent they apply, would have the Company act as a billing and collection agent. Should a regulatory authority require payment of money from the Company for such support, magicJack LP may decide to not offer its 911 service in that area or to develop a mechanism to collect fees from its customers, which may or may not be satisfactory to the entity requesting us to be a billing agent. The Company cannot predict whether the collection of such additional fees or limitations on where its services are available would impact customers’ interest in purchasing its products.

In 2013 as a result of settlement of litigation, the Company agreed that it would, at least once a year, issue bills for 911 emergency calling services to all U.S. customers who have access to 911 services through their magicJack services, and who have provided a valid address in a U.S. jurisdiction that provides access to 911 services and which is legally empowered to impose 911 charges on such users in accordance with applicable state and/or local law.

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

In response to the D.C. Circuit’s decision, the FCC released an order in March 2015 adopting new net neutrality rules. In doing so, the FCC reclassified broadband Internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC agreed to forbear from many requirements of Title II. Significantly, the new rules will apply equally to fixed and mobile broadband networks.

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

The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  Briefing and oral argument on the appeal have been completed, and the D.C. Circuit is expected to rule in the first half of 2016.

A decision striking down the FCC’s net neutrality rules could adversely impact the Company’s business by eliminating legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers.  The D.C. Circuit also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

If the FCC’s decision to treat broadband as a Title II telecommunications service is upheld, the market for broadband Internet access service could be affected in a way that adversely impacts our business. Under Title II regulation, broadband providers would become subject to additional regulation, which could increase their operating and compliance costs, which could increase the cost of broadband service and thereby depress demand for our services or increase the costs of services we purchase.
There also could be reduced broadband network investment that could adversely affect the Company to the extent use of the Company’s products and services is negatively impacted.

Universal Service Fund (“USF”) and Other Funds - The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for low income telephone subscribers and to promote universal availability of modern networks capable of providing voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services (TRS) Fund. All telecommunications carriers and other providers are required to contribute to these funds, including interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company.

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

On February 3, 2015 the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, TRS fund, Local Number Portability (LNP) fund, North American Numbering Plan (NANP) fund, and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions, although a group of industry trade associations have petitioned the Commission for review and a stay of this methodology. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations in the event the Company is found to have violated the Communications Act or FCC rules.

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

Communications Assistance for Law Enforcement Act (“CALEA”) - In September 2005, the FCC concluded that interconnected VoIP service providers must comply with the CALEA and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The Company provides CALEA-compliant services even though the Company believes it is not an interconnected VoIP provider subject to CALEA.

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

Number Portability - The FCC requires interconnected VoIP providers to comply with Local Number Portability (“LNP”) rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.  The Company provides LNP, even though the Company believes it is not an interconnected VoIP service provider subject to the LNP rules.

Outage Reporting - In 2012, the FCC adopted a Report and Order requiring interconnected VoIP providers to report significant service outages to the FCC. The Report and Order defines outage reporting for interconnected VoIP service, establishes reporting criteria and thresholds, and discusses how the reporting process should work, what information should be reported, and confidential treatment of the outage reports. The Company believes it is not an interconnected VoIP provider subject to the outage reporting rules.

Discontinuance of Service Reporting - The FCC requires interconnected VoIP providers to file an application with the Commission and obtain Commission approval prior to discontinuing, reducing, or impairing service. The Company believes it is not an interconnected VoIP provider subject to the service discontinuance rules.

Annual Traffic and Revenue Reports - In January 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required to file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year.

Broadband and Telephone Competition Reporting - Interconnected VoIP service providers, facilities-based providers of broadband connections to end user locations, providers of wired or fixed wireless local exchange telephone service, and facilities-based providers of mobile telephony service are required to submit to the FCC on an annual basis a Broadband and Telephone Competition Report.  Through the report the FCC collects information to analyze the deployment of broadband infrastructure and competition.  The Company believes it is not an interconnected VoIP provider subject to submitting a Broadband and Telephone Competition Report.

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

Rural Call Completion reporting - To the extent an interconnected VoIP provider makes the initial long-distance path choice for more than 100,000 domestic retail subscriber lines, the provider is subject to the FCC’s record retention and reporting requirements.  Specifically, the provider must record and retain information about call attempts to rural operating company numbers (OCNs) and must submit certified reports for call attempts to both rural and non-rural OCNs. The FCC’s Wireline Competition Bureau has clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. Although the Office of Management and Budget (OMB) approved the data collection on January 29, 2014, the FCC has stated covered providers must begin collecting and retaining rural call completion data as of April 1, 2015, to be reported beginning August 1, 2015. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

State and Municipal Taxes - The Company believes that it files all required state and municipal tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company believes that it is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company remits sales tax in Florida on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida. Certain states and municipalities may disagree with the Company’s policies and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company may at some time be required to collect and remit sales taxes to states other than Florida. The Company may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on a case by case basis whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

Fiscal Year	Estimated Rent Payments

2016	$555
2017	494
2018	505
2019	316
2020	-
Thereafter	-
$1,870

Rent expense for the Company’s real property leases were $0.8 million, $0.9 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 11 – ORDINARY SHARES, TREASURY SHARES AND FAIR VALUE GAIN ON COMMON EQUITY PUT OPTIONS

Ordinary Shares

During the year ended December 31, 2013, the Company issued 300,000 ordinary shares valued at approximately $3.7 million based on the quoted market price of the Company’s ordinary shares to the Company’s founder, Mr. Daniel Borislow, as consideration for entering into in exchange for his obligations under an agreement, which provided, amongst other things, that: (i) Mr. Borislow would not have any ongoing involvement in the business or operations of the Company or any of its subsidiaries, (i) a standstill requirement  under which Mr. Borislow had agreed, for a period of two years, to refrain from taking certain actions as a shareholder of the Company, (iii) an agreement not to compete with the Company or to solicit its employees without the Company’s consent for two years, and (iv) the assignment of certain intellectual property rights by Mr. Borislow for the benefit of the Company. The Company recorded this consideration for the aforementioned agreement as an intangible asset and was amortizing it over the two-year period covered under this agreement. Due to the passing of Mr. Borislow in July 2014, the Company recorded an impairment charge of $2.5 million during the third quarter of 2014 which is included in general and administrative expense related to the write-off of the remaining net carrying value associated with the agreement not to compete.

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

During the first quarter of 2015, the Company’s Board of Directors authorized a new share repurchase program under which the company could repurchase up to $20.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The remaining $8.7 million remaining under the company’s prior $100 million repurchase program was terminated.  During the year ended December 31, 2015, the Company expended the maximum $20.0 million under the newly authorized amount. The Company repurchased 2,329,003 ordinary shares under this program through December 31, 2015.

The Company has bought call option contracts and has sold put option contracts in connection with its share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2015 or December 31, 2014, respectively. Taking into consideration the proceeds received from the sale of put option contracts exercised, put option contracts that expired unexercised and purchase price of call option contracts exercised during the years ended December 31, 2013, the Company expended approximately (i) $3.3 million purchasing 190,000 shares of outstanding ordinary shares at an average price of $17.27 during the year ended December 31, 2013.

On November 6, 2013, the Company repurchased 1,062,092 of its ordinary shares at $12.24 per share, for an aggregate purchase price of approximately $13.0 million (and fair value of $12.32 per share, or $13.1 million) in privately negotiated repurchase agreements with the independent trustees of two irrevocable trusts previously created by the Company’s founder, Mr. Daniel Borislow.

On December 31, 2015, the Company issued 53,419 of its ordinary shares held as treasury shares with a cost of $0.7 million, $12.32 per share (and fair value of $0.5 million, $9.45 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting. In June 2015, the Company issued 24,410 of its ordinary shares held as treasury shares with a cost of $301 thousand, $12.32 per share (and fair value of $188 thousand, $7.70 per share), to a former Executive Officer as a result of restricted stock units, that were issued in late-2013, vesting in accordance with a separation agreement. In May 2015, the Company issued 834 of its ordinary shares held as treasury shares with a cost of $10 thousand, $12.32 per share (and fair value of $6 thousand, $7.09 per share), to a Consultant as a result of restricted stock units, that were issued in mid-2014, vesting. In April 2015, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, $12.32 per share (and fair value of $64 thousand, $6.87 per share), to Board members as a result of restricted stock units, that were issued in mid-2014, vesting. In March 2015, the Company issued 2,015 of its ordinary shares held as treasury shares with a cost of $25 thousand, $12.24 per share (and fair value of $14 thousand, $6.99 per share), to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting.

In June 2015, the Company repurchased 12,161 of its ordinary shares at $7.70 per share, for an aggregate purchase price of approximately $94 thousand, and in December 2015 the Company purchased 10,989 of its ordinary shares at $9.45 per share, for an aggregate purchase price of approximately $104 thousand, in settlement of the withholding tax liability of certain of its executive officers on the vesting of restricted stock units.

On December 31, 2014, the Company issued 35,967 of its ordinary shares held as treasury shares with a cost of $0.4 million, $12.32 per share (and fair value of $0.3 million, $8.12 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting. In March 2014, the Company issued 2,015 of its ordinary shares held as treasury shares with a cost of $24 thousand, $12.24 per share (and fair value of $42 thousand, $20.71 per share), to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting.

On December 31, 2013, the Company issued 35,967 of its ordinary shares held as treasury shares with a cost of $0.4 million, $12.32 per share (and fair value of $0.4 million, $11.91 per share), to its executive officers as a result of restricted stock units, that were issued in mid-2013, vesting.

In March 2013, the Company issued 32,129 of its ordinary shares held as treasury stock with a cost of $0.5 million, $15.54 per share (and a fair value of $0.4 million, $12.45 per share), to settle a witholding liability of certain of its executive officers on the vesting of restricted stock units.

The changes in treasury stock during the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2015		2014		2013
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	7,164,260	$107,683	7,202,242	$108,151	6,018,246	$93,541
Ordinary shares purchased through
the stock repurchase program	2,329,003	20,000	-	-	190,000	2,453
Ordinary shares issued to settle
withholding liability	23,150	198	-	-	(32,129)	(499)
Ordinary shares issued due to
vesting of restricted stock units	(90,014)	(1,109)	(37,982)	(468)	(35,967)	(428)
Other purchases	-	-	-	-	1,062,092	13,084
Balance, end of period	9,426,399	$126,772	7,164,260	$107,683	7,202,242	$108,151

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by  shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of December 31, 2015, the aggregate number of shares subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense consisting of ordinary share options, issued restricted stock units and ordinary shares for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Ordinary share options	$4,108	$6,072	$1,685
Restricted stock units	1,160	1,118	721
Ordinary shares	-	-	400
	$5,268	$7,190	$2,806

The detail of total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$76	$465	$-
Marketing	551	1,594	408
General and administrative	4,194	4,166	2,200
Research and development	447	965	198
	$5,268	$7,190	$2,806

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 37 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for years ended December 31, 2015, 2014 and 2013 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2013	11,500	$3.85	7.13	$165
Granted	1,274,607	$15.04
Exercised	(900)	$0.45
Expired or cancelled	-	$-
December 31, 2013	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Vested at December 31, 2015	1,258,817	$15.45	2.61	$-

Exercisable at December 31, 2015 and expected to vest **	1,258,817	$15.45	2.61	$-

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options on the respective dates.
** Options expected to vest reflect an estimated forfeiture rate.

Share-based compensation expense recognized for ordinary share options was approximately $4.1 million, $6.1 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2015, 2014 and 2013 was $14 thousand, $42 thousand, and $12 thousand, respectively. As of December 31, 2015, there was approximately $3.8 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 2.54 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. Prior to the year ended December 31, 2015, the Company did not have historical data available regarding employee exercise patterns and it did not anticipate any forfeiture of the ordinary share options granted. During the year ended December 31, 2015, the Company experienced share forfeitures.  Based on this experience, the Company determined that a forfeiture rate of 20% was appropriate for awards granted in the year ended December 31, 2015. The Company will continue to evaluate employee exercise patterns and make adjustments as it deems appropriate in future periods. The expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted average fair value of ordinary share options granted during the years ended December 31, 2015, 2014 and 2013 was $3.60, $6.22 and $7.47, and was measured at the date of grant using the following assumptions:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Expected term (in years)	3.5	3.2 - 3.5
Dividend yield	0.00%	0.00%
Expected volatility	51.75%	57.2% to 58.8%
Risk free interest rate	1.29%	1.07% to 1.64%
Forfeiture rate	20.00%	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plan, which may vest based on service or a combination or service and other conditions, such as market. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the year ended December 31, 2013, the Company granted certain officers and directors 190,713 restricted stock units under the 2013 Plans, comprised of 138,357 service-based restricted stock units and 52,356 market and service condition restricted stock units. The vesting of the market and service condition is based on the Company’s ordinary shares being above $16.29 per share at the vesting dates, or closing at a five-day average above $16.29 per share after the vesting date. During the year ended December 31, 2014 the Company granted certain officers, directors and consultants 30,500 service based restricted stock units under the 2013 plan. During the year ended December 31, 2015 the Company granted certain officers 385,852 service based restricted stock units under the 2013 plan

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2015, 2014 and 2013:

		Average
	Number of	Fair Value
	Shares	at Grant Date
January 1, 2013	-	$-
Granted	190,713	$14.15
Vested	(35,967)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2013	154,746	$14.08

Granted	30,500	$19.15
Vested	(37,982)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2014	147,264	$15.05

Granted	385,852	$9.33
Vested	(90,014)	$13.13
Forfeited	-	$-
Non-vested at December 31, 2015	443,102	$10.20

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.2 million, $1.1 million and $0.7 million in share-based compensation expense related to restricted stock units. As of December 31, 2015, there was $3.1 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.67 years.

The Company recorded share-based compensation costs from ordinary share options and restricted stock units, related deferred tax assets and tax benefits of $5.3 million, $4.7 million and $1.8 million, respectively, in 2015, $7.2 million, $4.2 million and $1.6 million, respectively, in 2014 and $2.8 million, $0.3 million and $0.7 million, respectively, in 2013.

NOTE 13 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

Components of Income Before Tax Expense

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

United States	$18,343	$(4,510)	$13,808
Foreign	6,969	18,040	33,340
	$25,312	$13,530	$47,148

Components of Income Tax Provision

The components of the income tax provision (benefit) in 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$8,951	$-	$769
State	76	2	(6)
Foreign	-	-	1,188
Current provision	9,027	2	1,951

Deferred:
Federal	7,203	(1,774)	(5,942)
State	604	(165)	(540)
Foreign	5,056	(2,484)	(22,525)
Deferred (benefit) provision	12,863	(4,423)	(29,007)

Uncertain tax positions	(10,088)	14,166	3,893

Total income tax (benefit) provision	$11,802	$9,745	$(23,163)

Effective Tax Rate Reconciliation

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Federal tax at statutory rate	34.00%	34.00%	35.00%
State and local taxes, net of federal	5.18	3.16	3.18
Taxable gains from revaluation	0.00	45.01	0.00
Effect of exchange rate on deferred taxes	1.39	18.84	0.00
Foreign results at rates other than domestic	(1.08)	(27.08)	(9.31)
Uncertain tax positions	2.00	47.60	8.25
Anticipated benefit on increase in foreign NOL	0.00	(38.77)	0.00
Expiration of stock options	2.73	0.00	0.00
Other	(2.66)	0.63	(0.28)
Valuation allowance	5.07	(11.36)	(85.97)
Effective tax rate	46.63%	72.03%	(49.13)%

The Company operates in the U.S. and Israel. Its U.S. operations are subject to a federal statutory income tax rate of 34% and its Israeli operations are subject to statutory income tax rates of 26.5% in 2015 and 2014 and 25.0% in 2013. The income tax provision for 2015, 2014, and 2013 include items that have resulted in significant variances in the Company’s effective tax rate in comparison to statutory rates.

For the year ended December 31, 2015, the Company recorded income tax expense of $11.8 million, which differed from the expected provision of $8.6 million, using the statutory rate of 34%, primarily due to changes in valuation allowances of $1.3 million established against certain Israeli capital losses and state net operating loss carryforwards, increases to uncertain tax positions of $0.5 million, a decrease to deferred tax assets associated with expired stock options of $0.7 million, and other one-time discrete items of $0.7 million. State income tax expense, net of federal tax benefit, is presented in the effective tax rate reconciliation exclusive of changes in valuation allowances on state income tax deferred items.

For the year ended December 31, 2014, the Company recorded income tax expense of $9.7 million, which differed from the expected tax provision of $5.0 million, using the statutory rate of 34%, primarily due to an increase in the U.S. uncertain tax positions of $6.4 million, as well as the effect of changes in the exchange rate on both the Company’s net deferred tax assets associated with its Israeli operations of $2.5 million, and taxable unrealized gains on the Israeli parent’s U.S. dollar denominated assets of $6.4 million. These items were partially offset by an income tax benefit in the Company’s foreign taxes associated with expected revisions to jurisdictional income allocations resulting from the IRS audit examination of $5.3 million, and by the jurisdictional rate differential between the U.S. and Israel of $3.7 million and an adjustment of our estimate of the required valuation allowance of $1.2 million. The Company’s Israeli operations resulted in an income tax provision of $5.2 million, an effective tax rate of 28.9%, and its domestic operations recorded a provision of $4.5 million for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company recorded an income tax benefit of $23.2 million, which differed from the expected tax provision of $16.5 million, using the statutory rate of 35%, primarily due to the release of $40.5 million of our valuation allowance. Prior to 2012, we provided a full valuation allowance related to our net deferred tax assets as we then believed the objective and verifiable evidence of our historical pre-tax losses outweighed the existing positive evidence regarding our ability to realize our deferred tax assets. During 2012 and 2013, we reassessed the need for a valuation allowance against our net deferred tax assets and concluded that it was more-likely-than-not that we would be able to recover certain deferred tax assets by generating taxable income, and therefore released the majority of our valuation allowance.

The effective tax rate in the future may be affected by the realization of previously unrecognized deferred tax assets being recovered from future taxable income, the mix of foreign sourced versus domestic income and the effect of any significant changes in foreign currency rates.

Components of Deferred Income Tax

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Deferred revenue, net of deferred costs	$-	$1,925	$2,815	$-
Domestic net operating loss carryforwards	-	803	-	1,870
Foreign net operating loss carryforwards	-	36,662	8,745	32,995
Basis difference in intangible assets	-	3,467	-	4,117
Allowance for doubtful accounts	-	59	45	-
Currently non-deductible interest - subsidiary	-	-	-	4,790
Currently non-deductible expenses and other	-	2,593	5,720	967
Capital loss carryforwards	-	1,644	-	17
Stock based compensation	-	1,792	-	-
Foreign tax credit carryforward	-	1,075	-	-
Total deferred tax assets	-	50,020	17,325	44,756

Deferred tax liabilities:
Basis difference in goodwill	-	(953)	-	(866)
Basis difference in fixed assets	-	(834)	-	(612)
Total deferred tax liabilities	-	(1,787)	-	(1,478)

Valuation allowance	-	(17,544)	(3,984)	(12,246)

Net deferred taxes	$-	$30,689	$13,341	$31,032

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a prospective basis in the fourth quarter of 2015. Prior periods were not retrospectively adjusted.

Valuation Allowance

At December 31, 2015 and 2014, the Company had valuation allowances related to deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.  These deferred tax assets do not meet the more likely than not threshold that they will be realized.

In 2013, the Company released the majority of the valuation allowances based on our assessment of the positive and negative evidence.  When assessing all available evidence, the Company considers an important piece of objective evidence the extent to which it has made pre-tax income or losses over the most recent three year period. Historically through 2011, the Company had maintained a full valuation allowance on its net deferred tax assets principally because it had been in a cumulative pre-tax loss position and also based on its deferred tax asset reversal pattern in the U.S. jurisdiction. Since 2012, the Company has experienced significant improvement in its operating results and generated strong pre-tax income in the U.S. and Israel.

More broadly, the Company’s assessment for the years ended December 31, 2015, 2014 and 2013 considered the following positive and negative evidence.

Positive evidence

The Company has generated cumulative pre-tax income in the U.S and Israel of $27.6 million and $58.3 million, respectively, for the three year period ended December 31, 2015, and has utilized some of its available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

The U.S. and Israel require approximately $13.3 million and $94.1 million in future taxable income, respectively, to realize the deferred tax assets at December 31, 2015. The Company’s Israeli net operating loss carryforwards are not subject to expiration and its financial performance has continued to generate pre-tax operating income despite challenging macroeconomic conditions.

Negative evidence

At December 31, 2015, the negative evidence consists primarily of the Company’s history of significant pre-tax losses dating back to years prior to the merger in 2010. In total, the U.S. group of companies has approximately $0.3 million of state deferred tax assets, before application of valuation allowances, related to $6.9 million of state net operating losses which expire over periods ranging through 2034. The Israeli group of companies has approximately $36.7 million of deferred tax assets, before application of valuation allowances, related to $138.3 million of net operating loss carryforwards, which has accumulated over many years. Of the total Israeli group combined net operating losses, $50.2 million are limited in use as these net operating losses relate to specific subsidiaries, which are currently inactive and a valuation allowance remains against those losses. The Company believes that the combined impact of a number of Company specific and industry specific developments over recent years makes it unlikely that the repeated annual losses incurred prior to the year ended December 31, 2012 would recur.

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

In 2013, the Company performed a detailed analysis utilizing then available plans and estimates, and released valuation losses totaling $40.5 million ($11.7 million in the U.S. and $29.8 million in Israel) recorded against its deferred tax assets at December 31, 2013. The Company determined that a remaining valuation allowance estimated at $17.6 million as of December 31, 2013 was necessary to reduce the deferred tax assets to the amount that will more-likely-than-not be realized. Valuation allowances of $16.2 million at December 31, 2014 were provided for deferred tax assets associated with net operating losses of an inactive foreign subsidiary, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses. Valuation allowances of $17.5 million at December 31, 2015 were provided for deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.

The reconciliation of the valuation allowance for the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Years EndedDecember 31,
	2015	2014

Balance, beginning of period	$16,230	$17,569
Changes to the valuation allowance	1,314	(1,339)
Balance, end of period	$17,544	$16,230

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During 2013, the Company received notice that the IRS was going to examine its tax returns for 2010 and 2011.  In October 2014, the Company was informed by the IRS that it was going to expand its audit to include the Company’s 2012 and 2013 tax returns. During 2015, the Company reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  The Company was able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in the Company’s December 31, 2015 balance sheet. The increase to the U.S. jurisdictional income resulted in a decrease in the Company’s Israeli jurisdictional income. The decrease in Israeli income, in turn, increased the Company’s Israeli net operating losses, resulting in a tax benefit of $5.6 million. The tax years 2010 through 2015 remain open to examination by other major taxing jurisdictions to which the Company is subject.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended, December 31,
	2015	2014	2013

Unrecognized tax benefits, opening balance	$18,860	$5,677	$354
Gross increases (decreases) - tax positions in prior periods	(1,030)	6,978	5,323
Gross increases - tax positions in current period	5	6,205	-
Settlements	(7,906)	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits, ending balance	$9,929	$18,860	$5,677

All amounts in the reconciliation above are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company does not anticipate a significant reduction in unrecognized tax benefits within the next twelve months due to lapse of statute of limitation.

As of December 31, 2015, 2014, and 2013, there were $9.2 million, $12.5 million, and $5.3 million of unrecognized tax benefits, respectively, that if recognized, would favorably affect the Company’s annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s consolidated statements of operations and the corresponding liability is included in income taxes payable and other non-current liabilities in its consolidated balance sheets.

As of December 31, 2015, 2014 and 2013, $10.8 million, $11.4 million and $4.4 million, respectively, was included in other non-current liabilities in the Company’s consolidated balance sheets for uncertain tax positions. As of December 31, 2015, 2014 and 2013, $0.0 million, $7.5 million and $0.0 million, respectively, was included in income taxes payable in the Company’s consolidated balance sheets for uncertain tax positions. The amount of interest and penalties recognized by the Company in the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $701 thousand and $183 thousand, respectively.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$13,510	$3,785	$70,311
Gains on in-the-money common equity put options	-	-	-
Diluted net income attributable to ordinary
shareholders	$13,510	$3,785	$70,311

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	16,975	17,831	18,468
Effect of dilutive options and/or restricted stock units to
purchase ordinary shares	2	-	8
Effect of dilutive options and/or restricted stock units
exercised or expired during the year	68	37	-
Effect of dilutive common equity put options outstanding	-	-	-
Denominator for diluted net income per share - weighted
average ordinary shares outstanding *	17,045	17,868	18,476

Net income per ordinary share attributable to shareholders
Basic	$0.80	$0.21	$3.81
Diluted	$0.79	$0.21	$3.81

* Options to purchase 2,524,927 ordinary shares and 443,102 restriced stock units outstanding during the year ended December 31, 2015 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 2,037,107 ordinary shares and 147,264 restricted stock units outstanding for the year ended December 31, 2014 were not included in the calculation of diluted earnings per ordinary share because their exercise prices were greater than the average market price of the ordinary shares and their inclusion would have been antidilutive.  Options to purchase 1,274,637 ordinary shares and 190,713 restricted stock units outstanding for the year ended December 31, 2013 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive.

NOTE 15 – SUBSEQUENT EVENTS

On March 15, 2016, the Company signed a definitive agreement to purchase substantially all of the assets of North American Telecommunications Corp., d/b/a Broadsmart (“Broadsmart”) for a total purchase price of $40.0 million payable $38.0 million in cash and $2.0 million in the Company’s stock.  Additional consideration of $2.0 million in cash will be paid if certain financial targets are met for the fiscal year ended December 31, 2016.  Broadsmart is a leading provider of cloud unified communications solutions to SMBs, mid-market and large enterprises nationwide.

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"), in the United States District Court for the Southern District of New York. The complaint alleges that the Company and Messrs. Vento and Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The complaint alleges that the Company and Messrs. Vento and Gordo violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. Because the case is at a preliminary stage, the Company cannot estimate the likelihood of liability or the amount of potential damages. The Company believes the lawsuit to be without merit and the Company intends to vigorously defend itself against it.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2015 and 2014 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2015
Net revenues	$25,512	$25,410	$25,409	$24,631	$100,962
Gross Profit	16,045	16,741	17,184	16,850	66,820
Operating income	4,433	6,429	7,453	7,028	25,343
Net income	1,308	6,952	3,311	1,939	13,510
Earnings per ordinary share: (1)
Basic	0.07	0.39	0.20	0.12	0.80
Diluted	0.07	0.39	0.20	0.15	0.79

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2014
Net revenues	$35,313	$29,480	$25,813	$25,716	$116,322
Gross Profit	22,291	18,088	16,336	17,066	73,781
Operating income (loss) (2)	7,601	3,354	(804)	3,413	13,564
Net income (3)	5,319	2,269	(1)	(3,802)	3,785
Earnings per ordinary share: (1)
Basic	0.30	0.13	(0.00)	(0.21)	0.21
Diluted	0.30	0.13	(0.00)	(0.21)	0.21

(1) The sum of quarterly earnings (loss) per ordinary share amounts may not add to the annual earnings (loss) per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(2) Due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million during the third quarter of 2014 related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets.

(3) Material adjustments were made in the fourth quarter of 2014 to record uncertain tax positions of $6.7 million and the impact of exchange rates on foreign tax assets of $2.5 million.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the 2013 COSO framework). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited magicJack VocalTec Ltd.’s and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, magicJack VocalTec Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec, Ltd. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 15, 2016

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We refer you to our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions "Corporate Governance," "Report of the Audit Committee," "Biographies of our Board Nominees." "Meetings and Committees of the Board," and "Section 16(a) Beneficial Ownership Reporting Compliance," which sections are incorporated by reference herein. Biographical information on our executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.                    EXECUTIVE COMPENSATION

We refer you to our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions "Executive Compensation and Related Matters," including "Compensation Discussion and Analysis" and "Compensation Committee Report," which sections are incorporated by reference herein.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We refer you to our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," which sections are incorporated by reference herein.

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2015, which section is incorporated by reference herein.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We refer you to our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the captions "Corporate Governance" and "Certain Relationships and Related Transactions," which sections are incorporated by reference herein.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We refer you to our Proxy Statement for the 2016 Annual General Meeting of Shareholders under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm," which section is incorporated by reference herein.

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

10.6
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Tal Yaron-Eldar,* filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.7
Executive Employment Agreement, effective January 1, 2013, by and between MagicJack VocalTec Ltd and Gerald Vento,* filed with the SEC on April 8, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.8	Form of Restricted Stock Agreement,* filed with the SEC on April 8, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.9
Consulting Agreement, dated May 11, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo,* filed with the SEC on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.10
Executive Employment Agreement, dated May 8, 2013 by and between magicJack VocalTec Ltd. and Jose Gordo,* filed with the SEC on May 13, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.11	Form of Stock Option Agreement,* filed with the SEC on May 13, 2013 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.12	magicJack VocalTec Ltd. Compensation Policy,* filed with the SEC on June 3, 2013 as Appendix B to the Company’s proxy statement and incorporated herein by reference.
10.13	magicJack VocalTec Ltd. 2013 Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix C to the Company’s proxy statement and incorporated herein by reference.

10.14	magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix D to the Company’s proxy statement and incorporated herein by reference.

10.15
Amendment to magicJack VocalTec Ltd. 2013 Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.16
Amendment to magicJack VocalTec Ltd. 2013 Israeli Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.17
Executive Employment Agreement, dated December 13, 2013, by and between magicJack VocalTec Ltd. and Timothy R. McDonald, filed with the SEC on December 17, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.18
Amendment to Executive Employment Agreement, dated as of July 15, 2015, by and between the Company and Gerald T. Vento, filed with the SEC on August 10, 2015 as Exhibit 10.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.19
Separation Agreement, dated as of June 5, 2015, by and between the Company and Timothy McDonald, filed with the SEC on August 10, 2015 as Exhibit 10.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.20
Consulting Agreement, dated as of June 6, 2015, by and between the Company and Timothy McDonald, filed with the SEC on August 10, 2015 as Exhibit 10.3 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.21
Executive Employment Agreement, dated as of December 1, 2015, between the Company and Jose Gordo, filed with the SEC on December 7, 2015 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.22
Executive Employment Agreement, dated as of December 1, 2015, between the Company and Keith Reed, filed with the SEC on December 7, 2015 as Exhibit 10.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

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

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: March 15, 2016	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: March 15, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	March 15, 2016

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2016

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	March 15, 2016

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 15, 2016

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 15, 2016

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	March 15, 2016
/s/ Richard Harris —————————————— Richard Harris	Director	March 15, 2016