Form 10-K/A
period 2015-12-31
MAGICJACK VOCALTEC LTD
filed 2016-04-29
CIK 1005699

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

12 HAOMANUT STREET, 1ST FLOOR
POLEG INDUSTRIAL ZONE, NETANYA, ISRAEL 4250445
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

The number of the registrant’s ordinary shares outstanding as of March 31, 2016 was 15,846,026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original Form 10-K") is being filed by magicJack VocalTec Ltd. (the "Company") with the Securities and Exchange Commission (the "SEC") to amend the Original Form 10-K to include the information required to be disclosed by April 29, 2016 under Part III, Items 10-14 of Form 10-K. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and attached as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 15, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors

DONALD A. BURNS, 52, was appointed to the Company’s Board of Directors (the “Board”) on December 17, 2010, and has served as Chairman of the Board since January 1, 2013. Mr. Burns served as President of YMax Corporation (“YMax”) from March 2007 to February 2008, Director of YMax from March 2007 to June 2009 and Chairman of the Board of Directors of YMax from February 2008 to June 2009. In 1993, Mr. Burns founded Telco Communications Group, Inc., a telecommunications company, and its Dial & Save subsidiaries, and served as the Chief Executive Officer and Vice Chairman until the company was sold to Excel Telecommunications, Inc. in 1997. Mr. Burns is the Founder and President of The Donald A. Burns Foundation, Inc. Mr. Burns attended the University of Maryland. Mr. Burns qualifications for our Board include his leadership skills and years of experience working in the telecommunications industry.

RICHARD HARRIS, 68, was appointed to the Board on March 26, 2013.  Mr. Harris is founder and president of Harris & Associates, a twenty-one-year-old consulting firm specializing in financial, operational and strategic consulting services to start-up and high growth telecommunications and technology firms. Mr. Harris’ experience includes strategic planning, capital formation, corporate valuations, litigation support and expert testimony. He has served as Chief Financial Officer for Independent Wireless One; as Vice President operations, finance and administration for Horizon Cellular Telephone Company; as Vice President and Chief Financial Officer for Metrophone Cellular Communications Company; as Chief Financial Officer for Nobel Learning Centers; as Controller for Harrah’s Atlantic City and as audit manager for Coopers and Lybrand. He has served on the Board of Directors and as Chairman of the finance committee of Amtrol Inc. since 2007. Mr. Harris holds an MBA in Finance from the Wharton School in Philadelphia, a BS in Accounting from the Pennsylvania State University and has CPA licenses in Pennsylvania and New Jersey. Mr. Harris contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his consulting work in the telecommunications industry and his experience as a Chief Financial Officer in public companies.

YOSEPH DAUBER, 80, was appointed to the Board in August 2006. In July 2015, Mr. Dauber was appointed for a fourth three-year term as an external director. Mr. Dauber has served as a director of NICE Systems Ltd. since April 2002. Mr. Dauber also serves on the board of directors of S. Shlomo Holdings Ltd. and Delek Group. Mr. Dauber is currently the Chairman of Kcps Manof Fund. Until January 2009, Mr. Dauber served as a director of Clal Insurance Holdings Company. From September 2003 and until November 2008 he served on the board of directors of Bank Hapoalim. Mr. Dauber joined Bank Hapoalim in 1973. In July 1988, he became a member of the Board of Management of Bank Hapoalim. Beginning 2001 until June 2002, he was Deputy Chairman of the Board of Management and joint Managing Director of Bank Hapoalim. From 2002 to 2003, he served as Chairman of the Israel Maritime Bank Ltd. Mr. Dauber has also served on the board of directors of Lodzia Rotex Ltd. and Afcon Industries Ltd. Mr. Dauber holds a Bachelor’s degree in Economics and Statistics from the Hebrew University in Jerusalem and a Masters degree in Law from Bar Ilan University. Mr. Dauber contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his board experience and his background in management, economics and law. In addition, under Israeli law, we are required to appoint at least two directors who satisfy the criteria for external directors as defined in the Israel Companies Law, 5759-1999, as currently amended (the “Companies Law”) and Mr. Dauber satisfies these criteria.

TAL YARON-ELDAR, 52, was appointed to the Board in April 2011 and re-appointed in April 2014. In 2013, Ms. Yaron-Eldar founded Yaron Eldar, Paller Shwartz and Co. Until 2012, Ms. Yaron-Eldar served as the Chief Executive Officer of Arazim Investment Company, a publicly traded real estate investment company. She was a partner with the law firm Cohen, Yaron-Eldar & Co. from July 2004 to March 2007, when she became a partner with the law firm of Tadmor & Co. Ms. Yaron-Eldar has also served in a variety of public positions, including Chief Legal Advisor of the Customs and V.A.T. Department of the Finance Ministry of the State of Israel from 1998 to 2001 and as the Commissioner of Income Tax and Real Property Tax Authority of the State of Israel from 2002 to 2004. She currently serves as a director of Rosetta Genomics Ltd., a biotech company traded on Nasdaq;  Meditechnika Ltd., a medical appliances company traded on the Tel Aviv Stock Exchange; Arco Investments; Tadea Investments; Lodgia Rotex; Postal Bank and Galmed Pharmaceuticals. Ms. Yaron-Eldar holds an MBA, specializing in finance, and an LLB from Tel Aviv University, and is a member of the Israeli Bar Association.  She contributes to the mix of experience and qualifications the Board seeks to maintain primarily through her legal, tax and finance experience.  In addition, under Israeli law, we are required to appoint at least two directors who satisfy the criteria for external directors as defined in the Companies Law, and Ms. Yaron-Eldar satisfies these criteria.

DR. YUEN WAH SING, 62, was appointed to the Board upon the consummation of the 2010 business combination between VocalTec Communications Ltd. (“VocalTec”) and YMax on July 16, 2010. Dr. Sing has been the President of TigerJet Network, Inc. (“TigerJet”), currently a wholly owned subsidiary of YMax, since June 2008. Dr. Sing brings more than 30 years of semiconductor and VoIP communication industry experience to the Company. He has served as a director of YMax since 2008 and as its Chairman since October 2009. Prior to its acquisition by YMax in 2008, from 1998 to 2008, Dr. Sing founded and was the Chief Executive Officer of TigerJet. Prior to founding TigerJet, Dr. Sing was the founder of 8x8 Inc./Packet 8, a video conferencing and VoIP company and served as Executive Vice President and Vice Chairman from 1987 to 1997. Dr. Sing received a PhD and MS degree in electrical engineering from the University of California, Berkeley. We believe his experience, qualifications, attributes and skills, particularly in the telecommunications industry, qualify him to serve as a member of our Board.

GERALD VENTO, 68, President, Chief Executive Officer and Director. Mr. Vento was appointed as the Company’s Chief Executive Officer effective as of January 1, 2013. Mr. Vento was appointed to the Company's Board upon the consummation of the business combination between VocalTec and YMax on July 16, 2010, served as Chairman of the Company’s Board from April 1, 2012 to December 31, 2012 and was appointed Chief Executive Officer and President effective January 1, 2013. Mr. Vento has served as a Director of YMax since 2008. Mr. Vento previously served as a member of the Board of Managers of Velocity Express, LLC, a privately held transportation and logistics company, from 2009 through 2012, and its CEO and Executive Chairman from 2011 to 2012. Mr. Vento served as the CEO and Executive Chairman of Westec Intelligent Surveillance, a privately held video surveillance security company, from 2004 through 2009, and continued to serve as a director of Westec through 2012. From 1996 to 2002, Mr. Vento served as the Chief Executive Officer of TelCorp PCS Inc. From 1993 to 1995, he served as the Vice Chairman and Chief Executive Officer of Sprint Spectrum/American PCS, L.P., where he oversaw the development of the first PCS network in the United States.

Executive Officers

Information concerning our executive officers is set forth in Part 1 — Item 1. “Business” of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our last fiscal year, we believe that each of our  officers and directors and any other person subject to Section 16 of the Exchange Act with respect to the Company reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2015, except for Mr. McDonald, our former Chief Operating Officer, who filed one late report regarding one transaction, Mr. Reed, our General Manager and Senior Vice President of Enterprise Sales, who filed one late report relating to two transactions and Mr. Gordo, our Chief Financial Officer, who filed one late report relating to two transactions.

Corporate Governance

Shareholder Communications with the Board

We provide a process by which our shareholders may send communications to the Board, any committee of the Board, the non-management directors or any particular director. Shareholders can contact our non-management directors by sending such communications to the attention of the Secretary, c/o magicJack Vocaltec Ltd., 12 Haomanut Street, 1st Floor, Poleg Industrial Zone, Netanya 4250445, Israel or at www.vocaltec.com. Shareholders wishing to communicate with a particular Board member, a particular Board committee or the Board as a whole, may send a written communication to the same address. The Secretary will forward such communication to the full Board, to the appropriate committee or to any individual director or directors to whom the communication is addressed, unless the communication is unrelated to the duties and responsibilities of the Board (such as spam, junk mail and mass mailings, ordinary course disputes over fees or services, personal employee complaints, business inquiries, new product or service suggestions, resumes and other forms of job inquiries, surveys, business solicitations or advertisements) or is unduly hostile, threatening, illegal, or harassing, in which case the Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

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

Board Leadership Structure

Our Amended and Restated Articles of Association does not contain a policy on whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined, with this decision being made by the Board based on the best interests of the Company considering the circumstances at the time. In addition, the Companies Law provides that the Chief Executive Officer, or his or her relative may not also serve as the Chairman of the Board unless the term does not exceed three years and such appointment is approved by the company shareholders in which (i) the majority of votes of non-controlling shareholders and shareholders who do not have a personal interest in the approval, and who are participasting in the voting, in person, by proxy or by written ballot, at the meeting (votes abstaining shall not be taken into account) or (ii) the total number of votes against the approval among the shareholders described in clause (i) does not exceed two percent (2%) of the voting rights in the company. Currently, the offices of the Chairman of the Board and the Chief Executive Officer are held by two different people. A recent amendment to the Companies Law provides that under certain circumstances the term of service for a company's Chief Executive Officer who also serves as the Chairman of the Board may exceed three years. The Chairman of the Board is Donald Burns, while our Chief Executive Officer is Gerald Vento. The Board believes that its independent, non-management directors, which currently make up four (4) of six (6) directors, provide a range of strong and independent views and opinions and sufficiently balance the governance needs of the Company. In addition, the Company’s non-management directors meet in periodic executive sessions without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors.

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

Meetings and Committees of the Board

The Board

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and applicable committee meetings. The Board met in person or by conference call eleven times during the fiscal year ended December 31, 2015. Each director attended at least 75% of all Board and applicable committee meetings during fiscal year 2015.

The Board has not adopted a policy with respect to Board members’ attendance at annual meetings of shareholders. One director attended last year’s annual meeting.

The Committees

The Board has the following standing committees: (1) Audit Committee, (2) Compensation Committee and (3) Nominating Committee. The composition of the committees for fiscal year 2015 is presented below. The Board has affirmatively determined that each director who currently serves on the Audit, Compensation and Nominating Committees is independent, as the term is defined by applicable NASDAQ and SEC rules.

Audit Committee

Under the Companies Law, the board of directors of a publicly traded company must also appoint an audit committee, comprised of at least three directors, including all of the external directors, but excluding: the chairman of the board of directors, any controlling shareholder or a relative of a controlling shareholder (as defined below), any director employed by the company or by its controlling shareholder or by an entity controlled by the controlling shareholder, any director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives most of its income from the controlling shareholder. Any persons not qualified from serving as a member of the audit committee may not be present at the audit committee meetings during the discussion and at the time decisions are made, unless the chairman of the audit committee determines that the presence of such person is required to present a matter to the meeting or if such person qualifies under an available exemption in the Companies Law.

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

In addition, the Companies Law requires that a majority of the audit committee members, as well as the majority of members present at audit committee meetings, be “independent directors”. An “independent director” is defined under the Companies Law as an external director or a director who meets the following conditions and who is appointed or classified as such according to the Companies Law: (i) the conditions for his or her appointment as an external director (as described above) are satisfied and the audit committee approves the director having satisfied such conditions; and (ii) he or she has not served as a director of the company for over nine consecutive years with any interruption of up to two years of his or her service not being deemed a disruption to the continuity of his or her service. An independent director is entitled to compensation and reimbursement of expenses similar to such entitlement of an external director.

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

•
To assess the Company’s internal audit system and the performance of its independent auditor and if the necessary resources have been made available to the independent auditor considering the Company’s needs and size.

•	To determine arrangements for handling complaints of employees in relation to suspected flaws in the business management of the company and the protection of the rights of such employees.

•	To discuss with management and the Company's independent auditor significant risks or exposures and assess the steps management has taken to minimize such risks to the Company; and

•
To decide whether to approve acts or transactions involving directors, executive officers, controlling shareholders and third parties in which directors, executive officers or controlling shareholders have an interest.

Our Audit Committee may not approve an action or a transaction with an office holder –or a controlling shareholder or an entity in which either of them has a personal interest unless at the time of approval the two external directors are serving as members of the Audit Committee and at least one of the external directors and a majority of the independent directors are present at the meeting in which an approval is granted. Under a recent amendment to the Companies Law, a company whose audit committee’s composition meets the requirements set for the composition of a compensation committee (as further detailed below) is entitled to have one committee acting as both audit and compensation committees.

As of the date hereof, our Audit Committee is comprised of Yoseph Dauber, Tal Yaron-Eldar and Richard Harris. The Board determined that each member of the Audit Committee meets the independence requirements of the Companies Law, the NASDAQ Listing Standards and the enhanced independence standards for audit committee members required by the SEC. The audit committee met in person or by conference call six times during the fiscal year ended December 31, 2015. Our Board has determined that Tal Yaron-Eldar qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. A copy of the Audit Committee Charter is available on the Company’s Internet Website: http://www.vocaltec.com under the “Corporate Governance – Governance Documents” tab.

Compensation Committee

Under the Companies Law, the board of directors of a publicly traded company must also appoint a compensation committee, comprised of at least three directors, including all of the external directors, whom must comprise the majority of the compensation committee, but excluding: the chairman of the board of directors, any controlling shareholder or a relative of a controlling shareholder, any director employed by the company or by its controlling shareholder or by an entity controlled by the controlling shareholder, any director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives most of his or her income from the controlling shareholder. The remaining members of the compensation committee must be directors who qualify to serve as members of the audit committee under the Companies Law, the rules and regulations of the SEC and the Nasdaq Stock Market.

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

As of the date hereof, our Compensation Committee is comprised of Tal Yaron-Eldar, Richard Harris, and Yoseph Dauber. The Board has determined that each member of the Compensation Committee meets the independence requirements of the Companies Law and the NASDAQ Listing Standards, including the heightened independence requirements specific to compensation committee members required by the SEC.  The Compensation Committee has been appointed to recommend to our Board the compensation paid to our executive officers. The Compensation Committee has adopted a written charter. A copy of the Compensation Committee Charter is available on the Company’s Internet Website: http://www.vocaltec.com under the “Corporate Governance – Governance Documents” tab. Please see “Compensation Discussion and Analysis” for discussion about our processes and procedures for the consideration and determination of executive and director compensation, the role of executive officers in determining or recommending the amount or form of executive and director compensation, and information regarding the Company’s use of compensation consultants. The Compensation Committee met in person or by conference call one time during the fiscal year ended December 31, 2015, and had one update call where no resolutions were passed and minutes were not recorded. Additionally, certain resolutions were passed via unanimous written consent by the Compensation Committee on June 17, 2015 and December 1, 2015.

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

Our Named Executive Officers in 2015 were Gerald Vento, Chief Executive Officer, President and Director; Jose Gordo, Chief Financial Officer; Timothy R. McDonald, our former Chief Operating Officer; Dr. Yuen Wah Sing, President of Tiger Jet Network, Inc., a subsidiary of the Company, and Director; and Keith Reed, General Manager – Senior Vice President Enterprise.

Setting Executive Compensation

At the 2013 annual general meeting of shareholders held on July 3, 2013, our shareholders approved the compensation policy that we submitted to the shareholders for their approval (the "Compensation Policy").  Under Amendment No. 20 to the Companies Law which came into effect in December 2012, public companies were required to adopt a compensation policy with respect to the terms of service and employment of their directors and officers no later than September 2013.  The Companies Law requires that a compensation policy be reviewed and re-approved every three years and as a result, our Compensation Policy will need to be reviewed and re-approved by a special majority of shareholders at the 2016 annual general meeting of shareholders.

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

An engagement with an officer who is not a director, controlling shareholder (or relative thereof), or the chief executive officer regarding his or her service and terms of employment must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s Compensation Policy.  Other approval requirements apply if the engagement is not in accordance with the Company’s Compensation Policy. An engagement with the Chief Executive Officer regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a special majority of our shareholders. In special cases, the compensation of the Chief Executive Officer may be approved without shareholder approval. Arrangements between the Company and a director as to the terms of his office or regarding compensation for non-directorial duties requires the approval of the Compensation Committee, Board and shareholders.

During 2013, the Compensation Committee selected and directly retained the services of Pay Governance, an independent compensation consulting firm, to provide a wage survey in accordance with the requirements of our Compensation Policy, prior to the approval of the compensation package of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. During 2014, the Compensation Committee did not retain the services of a compensation consultant. During 2015, the Compensation Committee selected and directly retained the services of Meridian Compensation Consultants, LLC ("Meridian"), an independent compensation consulting firm, to provide a wage survey in accordance with the requirements of our Compensation Policy, prior to approval of the new compensation package of our Chief Financial Officer and approval of the compensation package for our new General Manager and Senior Vice President of Enterprise.

2013 and 2015 Surveys for Chief Executive Officer; Chief Financial Officer, Chief Operating Officer and GM-SVP Enterprise; Chief Executive Officer Extension

During 2013, Pay Governance developed a peer group analysis for the purpose of comparing and analyzing the level and cost of the compensation package to be offered to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer considering companies of similar size, as measured by trailing twelve months revenue, market capitalization and enterprise value, that operated in the same or complimentary industries, specifically telecommunications services, mobile services and solutions, cloud-based services, content-delivery network services and communications services.

 The Compensation Committee considered the data and analyses prepared by Pay Governance that included the appropriateness of: (i) the amount of base salary, (ii) the annual incentive bonus potential and the performance metrics for achieving such bonus, (iii) the existence and amount of a signing bonus, (iv) the mix and vesting schedule for equity compensation, and (v) market practice with respect to other employment terms, with respect to each of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer compared to that of the peer group in 2013.  The peer group data was collected from Equilar and proxy filings reflecting the most recently disclosed compensation as of the time Pay Governance compiled the data in 2013.

         Pay Governance reviewed with the Compensation Committee its analysis of the (1) base salaries, (2) bonus, (3) total cash compensation (salary plus annual bonus opportunity), (4) long-term incentive (“LTI”) awards and (4) total direct compensation (“TDC”) (salary plus annual bonus opportunity plus value of LTI payable to each Named Executive Officer (“NEO”)) to the 25th percentile, the 50th percentile and 75th percentile target opportunity of the peer group. The Compensation Committee used this peer group data to obtain a general understanding of current compensation practices consistent with our Compensation Policy, ensure that it was acting in an informed and responsible manner and to make sure our executive compensation program was competitive. The Compensation Committee did not seek to set any elements of compensation at a specific percentile of the relevant peer group but, it did want to understand and be cognizant of the divergence of any of the compensation elements from the 25th percentile, 50th percentile and 75th percentile. The Compensation Committee did not conduct a peer group survey during 2014.

         In May of 2015, the Compensation Committee recommended that the Board approve extension of the the Chief Executive Officer’s Employment Agreement with the Company. The Employment Agreement was due to expire on December 31, 2015, and the Compensation Committtee recommended extension of the term through December 31, 2016 with no increase in base salary or annual target bonus and no additional equity compensation.  The Compensation Committee determined that such an extension was consistent with the Company’s Compensation Policy based on the peer group analysis performed by Pay Governance in 2013.

         During 2015, Meridian developed a peer group analysis for the purpose of comparing and analyzing the level and cost of the compensation package to be offered to the Chief Executive Officer, Chief Financial Officer and General Manager and Senior Vice President of Enterprise. The peer group companies considered companies of similar size, as measured by trailing twelve months revenue, market capitalization and enterprise value, that operated in the same or complimentary industries approved by the Compensation Committee in 2015 were as follows:

•	Cogent Communications Holdings, Inc.
•	8X8 Inc.
•	LogMeln, Inc.
•	Demandware, Inc.
•	Boingo Wireless Inc.
•	Spok Holdings Inc.
•	GTT Communications Inc.
•	Iridium Communications Inc.
•	Atlantic Tele Network Inc.
•	Hawaiian Telcom Holdco, Inc.
•	Inteliquent, Inc.
•	Limelight Networks, Inc.
•	Lumos Networks Corp.
•	InContact, Inc.
•	ORBCOMM Inc.
•	Brightcove Inc.
•	Liveperson Inc.
•	NTELOS Holdings Corp.
•	Shenandoah Telecommunications Co
•	Fusion Telecommunications Internaional Inc.

         The Compensation Committee considered the data and analyses prepared by Meridian that included the appropriateness of: (i) the amount of base salary, (ii) the annual incentive bonus potential and the performance metrics for achieving such bonus, (iii) the existence and amount of a signing bonus, (iv) the mix and vesting schedule for equity compensation, and (v) market practice with respect to other employment terms, with respect to each of the officers reviewed compared to that of the peer group companies listed above.  The peer group data was collected primarily from proxy filings reflecting the most recently disclosed compensation as of the time Meridian compiled the data in 2015.

        Meridian reviewed with the Compensation Committee its analysis of the (1) base salaries, (2) bonus, (3) total cash compensation (salary plus annual bonus opportunity), (4) long-term incentive (“LTI”) awards and (4) total direct compensation (“TDC”) (salary plus annual bonus opportunity plus value of LTI payable to each NEO) to the 25th percentile, the 50th percentile and 75th percentile target opportunity of the peer group. The Compensation Committee used this peer group data to obtain a general understanding of current compensation practices consistent with our Compensation Policy, ensure that it was acting in an informed and responsible manner and to make sure our executive compensation program is competitive. The Compensation Committee did not seek to set any elements of compensation at a specific percentile of the relevant peer group but, it did want to understand and be cognizant of the divergence of any of the compensation elements from the 25th percentile, 50th percentile and 75th percentile.  The Compensation Committee was aware that certain elements of the compensation package for Mr. Reed, effective as of December 1, 2015, and for Mr. Gordo, effective as of January 1, 2016, were at levels greater than the compensation paid to similar officers in the peer group companies, particularly with respect to base salaries in the case of Mr. Reed and long-term incentive awards for each of Messrs. Gordo and Reed. The Compensation Committee determined that the compensation packages for Messrs. Gordo and Reed were appropriate due to the decline of the core business, the unique challenges faced in repositioning the Company and the need to hire and retain executive talent, particularly in the current environment of intense competition in the industry and a volatile stock price.

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

Mr. Vento’s base salary in 2015 for his service as Chief Executive Officer of the Company, was $500,000. Mr. Gordo’s base salary for 2015 for his service as Chief Financial Officer of the Company was $325,000. Mr. McDonald’s base salary for 2015 for his service as Chief Operating Officer of the Company was $350,000. Dr. Sing’s base salary for 2015 for his service as president of TigerJet Network, Inc. was $250,000. Mr. Reed’s base salary for his service as General Manager – Senior Vice President Enterprise was $350,000. The annual base salary amounts for Messrs. Vento, Gordo, McDonald and Dr. Sing remained at the same amount as their 2014 annual base salary levels. Mr. Gordo's base salary in 2016 for his service as Chief Financial Officer of the Company has been increased to $350,000.  Mr. Reed's base salary beginning December 1, 2015 has been set at $350,000.  We believe we provided the above executive officers with a level of base salary that recognized appropriately each individual officer’s scope of responsibility, role in the organization, experience, contributions to the success of our Company and the results of the peer group surveys conducted by Pay Governance in 2013 in the case of Messrs. Vento, Gordo and McDonald, and the peer group surveys conducted by Meridian in 2015 in the case of Messrs. Gordo and Reed.

Signing Bonus

Under our Compensation Policy, we may grant a signing bonus to an officer, which may not exceed the officer’s initial annual base salary and will be subject to the limitations in the Compensation Policy.  A signing bonus will not be considered in calculating the maximum amount of the bonus (described below) payable to an officer following his initial year of employment. No signing bonuses were awarded to our Named Executive Officers during 2015.

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

Based on our Compensation Policy and the peer group survey conducted in 2013, the Compensation Committee established the following annual cash incentive bonus structure for each of Messrs. Vento, Gordo and McDonald applicable for each of them during the year ended December 31, 2015 under the terms of their employment agreements.

Executive	Target Annual Bonus	Bonus Milestones:	Bonus Payout Levels
Gerald Vento	$500,000	● 50% based on meeting at least 80% and up to 120% of target revenue for the year ● 50% based on meeting at least 80% and up to 120% of target EBITDA for the year
•      Revenue: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

•      EBITDA: Range from thirty-five percent (35%) to two hundred percent (200%) of the target annual bonus.

Jose Gordo	$150,000	• 50% based on meeting at least 80% and up to 120% of target revenue for the year • 50% based on meeting at least 80% and up to 120% of target EBITDA for the year
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

For bonus purposes, fiscal 2015 net revenues of $101.0 million were 98.9% of the 2015 target of $102.1 million and calculated EBITDA of $37.0 million was 117.2% of the target of $31.6 million. Based on the achievement of the target range, Mr. Vento and Mr. Gordo earned $706,063 and $211,819 for 2015, respectively, which is approximately 141% of their target bonus amounts. Mr. McDonald did not earn a bonus as his employment was terminated June 5, 2015.

Dr. Yuen Wah Sing is not eligible to participate in the annual cash incentive bonus program described above but is eligible to be awarded a discretionary bonus. Dr. Sing did not receive an annual discretionary cash bonus for the year ended December 31, 2015.

Sales Commissions

Under our Compensation Policy, we may pay our officers, sale and other commissions based on a pre-determined commission plan, which commissions will be considered part of the officer's aggregate compensation package subject to limitations in the Compensation Policy. None of our named executive officers received commissions for the year ended December 31, 2015.

Grants of Restricted Stock and Ordinary Share Options

Equity compensation consists of periodic grants of restricted stock and options exercisable for ordinary shares to certain of our executives under our magicJack VocalTec Ltd. 2013 Stock Incentive Plan, as amended, and our magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan, as amended, (together the “2013 Plans”), to provide additional incentive to work to maximize long-term total return to shareholders. Award levels are determined based on market data and may vary among participants based on their positions within the Company, assessment of job performance, and other factors, including the terms of their employment agreements with the Company. A committee appointed by the Board is specified to act as the plan administrator. In 2015, our Board of Directors administered the plan directly and not through a committee.

On December 1, 2015, the Board awarded Mr. Gordo 192,926 shares of restricted stock and 499,307 ordinary share options in connection with Mr. Gordo’s agreement to enter into a new Employment Agreement with the Company effective as of January 1, 2016. On December 1, 2015, the Board awarded Mr. Reed 192,926 shares of restricted stock and 499,307 ordinary share options in connection with Mr. Reed's acceptance of the position of General Manager – Senior Vice President Enterprise effective as of December 1, 2015.  No grants of restricted stock or options were made to Messrs. Vento or McDonald during 2015. No grants of restricted stock or options were made to Dr. Sing during 2015.

Benefits

We provide various employee benefit programs to our executive officers, including: (i) medical and dental insurance benefits for our U.S. based employees, and (ii) a defined contribution retirement plan for our Israeli employees. These benefits are generally available to all full-time employees of our Company based on their location.

Separation Agreement and Consulting Agreement with Mr. McDonald

On June 5, 2015, the Company and Mr. McDonald entered into a Separation Agreement and Release (the "Separation Agreement").  Pursuant to the terms of the Separation Agreement, the Company (i) paid Mr. McDonald a lump sum payment of $500,000, (ii) is reimbursing his COBRA costs for the twelve month period following the separation date, and (iii) accelerated the vesting of the remaining unvested shares of restricted stock granted to Mr. McDonald.

On June 6, 2015, the Company and Mr. McDonald entered into an Independent Contractor Agreement (the "Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, Mr. McDonald agreed to perform consulting services requested by the Company from time to time in return for a fee of $20,000 per month plus reimbursement of any reasonable travel expenses.  The Consulting Agreement may be terminated by either party on ten days' prior written notice to the other party.  Mr. McDonald was paid $120,000 for the consulting services he provided to the Company in 2015.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation earned by each of our Named Executive Officers for the fiscal years ended December 31, 2015, 2014 and 2013.

	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(i)		(j)

Gerald Vento
Chief Executive Officer, President and Director	2015	500,000		—	—	—	706,063	—		1,206,063
	2014	500,000		—	—	—	—	—		500,000
	2013	500,000		500,000	1,157,436	5,929,952	329,375	—		8,416,763

Jose Gordo
Chief Financial Officer	2015	325,000		—	1,800,000	1,801,138	211,819	—		4,137,957
	2014	325,000		—	—	—	—	—		325,000
	2013	208,125		325,000	1,153,470	2,274,827	98,813	—		4,060,235

Dr. Yuen Wah Sing
President - TigerJet, Director	2015	250,000		—	—	—	—	4,051	(4)	254,051
	2014	240,048		—	—	825,594	—	5,824	(4)	1,071,466
	2013	158,124		31,625	—	—	—	5,966	(4)	195,715

Timothy McDonald
Chief Operating Officer	2015	152,564	(5)	—	—	—	—	634,739	(6)	787,303
	2014	350,000		—	—	—	—	8,327	(6)	358,327
	2013	15,929		350,000	300,000	1,322,018	—	—		1,987,947

Keith Reed
GM – Senior Vice President Enterprise	2015	29,167		—	1,800,000	1,801,138	—	—		3,630,305
	2014	—		—	—	—	—	—		—
	2013	—		—	—	—	—	—		—

(1)
The amounts in 2013 rows represent signing bonuses paid to Messrs. Vento, Gordo and McDonald during the year ended December 31, 2013 for accepting executive officer positions with the Company and a discretionary bonus paid to Dr. Sing in 2014 for services performed in 2013.

(2)
The amounts in these columns reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date and for option awards computed based on the Black-Scholes value as of the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock-based Compensation.” For additional information, see notes 11 and 12 to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

(3)
The amounts in 2015 represent the annual cash incentive bonuses paid in 2016 to Messrs. Vento and Gordo based on the bonus milestones achieved during the year ended December 31, 2015.  The amounts in 2013 represent the annual cash incentive bonuses paid in 2014 to Messrs. Vento and Gordo based on the bonus milestones achieved during the year ended December 31, 2013.

(4)	Dr. Sing received $4,051, $5,824, and $5,966 in health-related benefits in 2015, 2014 and 2013, respectively.
(5)	Mr. McDonald's employment with the Company was terminated effective June 5, 2015.
(6)	Mr. McDonald received in 2015 $500,000 in severance, $120,000 in consulting fees and $14,739 in health-related benefits. Mr. McDonald received $8,327 in health-related benefits in 2014.

2015 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during the year ended December 31, 2015.

								All Other	All Other
								Stock	Option
					Estimated Future			Awards:	Awards:	Exercise	Grant Date
		Estimated Future Payouts Under			Payouts Under			Number of	Number of	or Base	Fair Value
		Non-Equity			Equity Incentive Plan			Shares of	Securities	Price of	of Stock
		Incentive Plan Awards (2)			Awards			Stock or	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date(1)	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)(3)	($)
Gerald Vento	—	175,000	500,000	1,000,000	—	—	—	—	—	—	—
Jose Gordo	12/1/2015	52,500	150,000	300,000	—	—	—	192,926	—	9.33	1,800,000
	12/1/2015	—	—	—	—	—	—	—	499,307	3.61	1,801,138
Dr. Yuen Wah Sing	—	—	—	—	—	—	—	—	—	—	—
Timothy McDonald	—	52,500	150,000	300,000	—	—	—	—	—	—	—
Keith Reed	12/1/2015	—	—	—	—	—	—	192,926	—	9.33	1,800,000
	12/1/2015	—	—	—	—	—	—	—	499,307	3.61	1,801,138

(1)	The grant dates refer to the date that the stock awards and option awards were granted to the named executive officers.

(2)
These columns reflect the threshold, target and maximum amounts that Messrs. Vento Gordo and McDonald were eligible to receive under our annual cash incentive bonus plan with respect to fiscal year 2015. For a description of how these amounts have been calculated, please see “Compensation Discussion and Analysis - Annual Cash Incentive Bonus". Messrs. Vento and Gordo received payment under our annual cash incentive bonus plan for 2015. Mr. McDonald did not receive an annual cash incentive bonus for 2015 as his employment with the Company was terminated effective June 5, 2015. Please see the Non-Equity Incentive Compensation column of the Summary Compensation table above and the disclosure under the “Compensation Discussion and Analysis - Annual Cash Incentive Bonus”.

(3)
The amounts in this column reflect the aggregate grant date fair value of the stock awards and option awards computed based on the closing adjusted price as of the grant date in accordance with ASC Topic 718, "Stock-based Compensation."  For additional information, see note 12 to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Outstanding Equity Awards and Stock Vesting

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by our Named Executive Officers as of December 31, 2015.

	Option Awards					Stock Awards

	Number of	Number of				Number of	Market Value
	Securities	Securities				Shares or	of Shares
	Underlying	Underlying				Units of	or Units
	Unexercised	Unexercised		Option		Stock That	of Stock
	Options	Options		Exercise	Option	Have Not	That Have
	(#)	(#)		Price	Expiration	Vested	Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)(3)	($)(4)
Gerald Vento	722,782	—		14.95	7/2/2018	—	—

Jose Gordo	296,031	—		17.63	7/2/2018	34,904	329,843

	—	499,307	(1)	9.33	12/1/2020	192,926	1,823,151

Dr. Yuen Wah Sing	33,334	66,666	(2)	19.23	4/22/2019	—	—

Timothy McDonald	—	—		—	—	—	—

Keith Reed	—	499,307	(1)	9.33	12/1/2020	192,926	1,823,151

(1)	The remaining unvested stock options are scheduled to vest in one-third annual increments beginning December 31, 2016.
(2)	The remaining unvested stock options are scheduled to vest in annual increments on April 23, 2016 and April 23, 2017.
(3)
All shares in this column consist of restricted stock awards. Of the restricted shares granted to Mr. Gordo, 34,904 of the shares related to pre-employment services have a restriction on vesting based on the Company’s stock price reaching certain targets, these targets were not met so Mr. Gordo’s shares under this grant did not vest. If the stock price target is met, these shares will vest prospectively. Mr. Gordo’s remaining restricted stock awards vest one-third annually at each of December 31, 2016, 2017 and 2018. The shares of restricted stock granted to Mr. Reed vest one-third annually at each of December 31, 2016, 2017 and 2018.

(4)	Amounts in this column have been calculated using an assumed stock price of $9.45, the closing price of our ordinary shares on December 31, 2015, the last business day of our fiscal year 2015.

Stock Vested

The following table sets forth certain information regarding the vesting of shares of our restricted stock for each of our Named Executive Officers during 2015.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Gerald Vento	26,755		252,835
Jose Gordo	26,664		251,975
Dr. Yen Wah Sing	—		—
Timothy McDonald	24,410	(2)	187,957
Keith Reed	—		—

(1)
The aggregate dollar amount realized by the named executive officer upon the vesting of shares of our restricted stock was computed by multiplying the number of shares of our restricted stock that vested by the market value of the underlying shares on the vesting date.

(2)
This includes the accelerated vesting of 6,704 shares of restricted stock as approved by the Board in accordance with the terms of the Separation Agreement entered into between the Company and Mr. McDonald.

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

Employment Agreements and Potential Payments Upon Termination or Change of Control

Vento Agreement

On April 2, 2013, the Company entered into a definitive employment agreement and compensation arrangement with Gerald Vento (the "Vento Agreement"), in connection with his services as Chief Executive Officer and President of the Company.  Under the terms of the Vento Agreement, Mr. Vento’s compensation was retroactive to January 1, 2013 to coincide with Mr. Vento’s start date as Chief Executive Officer.

The term of employment was initially for three (3) years, beginning on January 1, 2013, but it was extended for an additional year through December 31, 2016 as recommended by the Compensation Committee and Board and approved by the Company’s shareholders at its 2015 Annual Meeting. Mr. Vento is paid an annual base salary of $500,000, subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. Vento also received a signing bonus of $500,000. For each fiscal year of employment during which the Company employs Mr. Vento, he shall be eligible to receive a bonus based on the Company meeting certain performance criteria. Mr. Vento’s target annual bonus equals his annual base salary (the “Target Annual Bonus”). The annual bonus ranges from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus. The annual bonus formula and performance criteria for each fiscal year is based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. Vento will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the Vento Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Vento was granted stock options to purchase 722,782 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant (the “Vento Options”).  In addition, Mr. Vento was granted 80,267 shares of restricted stock (the “Vento Restricted Stock”). All of the Vento Options and Vento Restricted Stock were fully vested as of December 31, 2015.  The Vento Options will expire immediately upon termination of Mr. Vento’s employment for Cause, and ninety (90) days after termination of Mr. Vento’s employment for any reason other than Cause. The Vento Restricted Stock and any shares purchased through exercise of the Vento Options are subject to sale restrictions for the term of the Agreement, as more particularly set forth in the agreements granting those equity interests.  Mr. Vento did not receive any equity compensation when the term of his Employment Agreement was extended through December 31, 2016.

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

The term of employment under the Gordo Agreement was from May 10, 2013 through December 31, 2015. Pursuant to the Gordo Agreement, Mr. Gordo received an annual base salary in the amount of $325,000 subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. Gordo also received a signing bonus of $325,000. For each fiscal year of employment under the Gordo Agreement, Mr. Gordo was eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. Gordo's Target Annual Bonus was $150,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus ranged from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus.  The Annual Bonus formula and performance criteria for each fiscal year was based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. Gordo was only entitled to receive an Annual Bonus if he was employed by the Company pursuant to the Gordo Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Gordo was granted stock options to purchase 256,151 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on July 3, 2013, the date of grant (the “Gordo Options”). In addition, Mr. Gordo was granted 27,634 shares of restricted stock (the “Gordo Restricted Stock”) on July 3, 2013. The Gordo Options and Gordo Restricted Stockwere fully vested as of December 31, 2015. Furthermore, Mr. Gordo was granted 39,880 ordinary share options (the “Prior Service Options”) and 52,356 shares of restricted stock for services provided to the Company prior to his employment by the Company (the “Prior Service RSUs”) on July 3, 2013. The Prior Service Options were fully vested as of December 31, 2015. The Prior Service RSUs were  scheduled to vest in full on December 31, 2015, however, the shares have a vesting schedule based on the Company’s stock price reaching certain targets. In the event that the targets are not met, the vesting is deferred until the targets are reached. In the event that Mr. Gordo’s employment is terminated by the Company without “Cause” or by Mr. Gordo for “Good Reason”, or the Company experiences a Change of Control prior to termination of Mr. Gordo’s termination of employment (as such terms are defined in Mr. Gordo’s Restricted Stock Agreement), the Prior Service RSUs will fully vest. The Gordo Options and Prior Service Options will expire immediately upon termination of Mr. Gordo’s employment for Cause, and ninety (90) days after termination of Mr. Gordo’s employment for any reason other than Cause. The Gordo Restricted Stock,the Prior Services RSUs and any shares purchased through exercise of the Gordo Options or Prior Service Options are subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Either Mr. Gordo or the Company could have terminated Mr. Gordo's employment under the Gordo Agreement for any reason upon not less than thirty (30) days prior written notice.

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

Mr. Gordo was not entitled to any Severance Payment (as defined in the Gordo Agreement) unless (i) Mr. Gordo executed and delivered to the Company a general release of claims upon terms described in the Gordo Agreement. The Company would have delivered to Mr. Gordo a copy of the release after the Company’s termination of Mr. Gordo's employment without Cause or Mr. Gordo's termination of employment for Good Reason.

Under the terms of the Gordo Agreement, Mr. Gordo agreed (i) during the term of his employment and until two years after termination of employment, (A) he would not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Gordo could have invested in securities of any public company so long as he did not beneficially own more than five percent (5%) of the class of public securities.  During the period of Mr. Gordo's employment and until three years after the termination of employment, Mr. Gordo agreed he would not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Gordo also agreed to restrictive covenants with respect to confidentiality and work product.

Mr. Gordo entered into a new Employment Agreement with the Company on December 1, 2015 with an effective date of January 1, 2016 through December 31, 2018 under which he will continue to serve as the Company’s Chief Financial Officer (the “2016 Gordo Agreement”). Pursuant to the 2016 Gordo Agreement, Mr. Gordo will receive an annual base salary in the amount of $350,000 subject to review each calendar year and possible increases in the sole discretion of the Board. For each fiscal year of employment under the 2016 Gordo Agreement, Mr. Gordo will be eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. Gordo's Target Annual Bonus will be $175,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus ranged from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus.  The Annual Bonus formula and performance criteria for each fiscal year was based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. Gordo will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the 2016 Gordo Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Either Mr. Gordo or the Company may terminate Mr. Gordo's employment under the 2016 Gordo Agreement for any reason upon not less than thirty (30) days prior written notice.  Mr. Gordo will be entitled to the same termination payments upon a termination or Change of Control event as described above in connection with the Gordo Agreement.
Mr. Gordo was granted stock options to purchase 499,307 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on December 1, 2015, the date of grant (the “2016 Options”). In addition, Mr. Gordo was granted 192,926 restricted shares (the “2016 Restricted Stock”) on December 1, 2015. The 2016 Options and 2016 Restricted Stock are scheduled to vest as follows: one-third of the Options and Restricted Stock will vest on December 31, 2016, December 31, 2017 and December 31, 2018, subject to Mr. Gordo’s continued employment by the Company. In the event that Mr. Gordo’s employment is terminated by the Company without “Cause” or by Mr. Gordo for “Good Reason” (as such terms are defined in the agreements granting those equity interests), Mr. Gordo will be credited with service through the date that is three (3) months after the termination date (the “Final Vesting Date”), and the 2016 Restricted Stock and 2016 Options will vest on a pro-rata basis through the Final Vesting Date. By way of example only, if Mr. Gordo’s employment is terminated by the Company without Cause or by Mr. Gordo for Good Reason on June 1, 2017, he will be credited with service through August 30, 2017, and 20/36th of the Restricted Stock and Options will be vested, representing (a) (i) 17 months of employment (through May 31, 2017), plus (ii) an additional three months, divided by (b) the 36 month vesting schedule. In addition, all unvested 2016 Options and 2016 Restricted Stock in the Company will immediately become one hundred percent (100%) vested upon a Change of Control (as defined in the 2016 Gordo Agreement). The 2016 Options will expire immediately upon termination of Mr. Gordo’s employment for Cause, and ninety (90) days after termination of Mr. Gordo’s employment for any reason other than Cause. The 2016 Restricted Stock and any shares purchased through exercise of the 2016 Options are subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Under the 2016 Gordo Agreement, Mr. Gordo will not be entitled to any Severance Payment unless he executes and delivers to the Company a general release of claims as described above relating to the Gordo Agreement.

Additionally, Mr. Gordo has agreed under the terms of the 2016 Gordo Agreement to the same restrictive covenants relating to non-competition, confidentiality and work product that are described above relating to the Gordo Agreement.

McDonald Agreement

On December 13, 2013, the Company entered into an executive employment agreement with Timothy R. McDonald, effective as of December 13, 2013 (the "McDonald Agreement"), relating to his service as Chief Operating Officer of the Company.

The term of employment was from December 13, 2013 through December 31, 2016. Pursuant to the McDonald Agreement, Mr. McDonald was entitled to receive an annual base salary in the amount of $350,000 subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. McDonald also received a signing bonus of $350,000. For each fiscal year of employment during which the Company employed Mr. McDonald, Mr. McDonald was eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. McDonald's Target Annual Bonus was $150,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus ranged from thirty-five percent (35%) to two hundred percent (200%) of the Target Annual Bonus. The Annual Bonus formula and performance criteria for each fiscal year was based: (i) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target revenue for the fiscal year; and (ii) fifty percent (50%) on the Company meeting at least eighty percent (80%) and up to one hundred and twenty percent (120%) of its target EBITDA for the fiscal year.

Except as described below, Mr. McDonald was only entitled to receive an Annual Bonus if he was employed by the Company pursuant to the McDonald Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. McDonald was granted stock options to purchase 255,794 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on December 13, 2013, the date of grant (the “McDonald Options”).  In addition, Mr. McDonald was granted 24,410 restricted shares (the “McDonald Restricted Stock”). The McDonald Options are scheduled to vest as follows: one-third of the McDonald Options would vest on July 1, 2014, July 1, 2015 and July 1, 2016, subject to Mr. McDonald’s continued employment by the Company. The restricted stock was scheduled to vest in full on July 1, 2016.  In the event that Mr. McDonald’s employment would have been terminated by the Company without “Cause” or by Mr. McDonald for “Good Reason” (as such terms are defined in Mr. McDonald’s Stock Option Agreement), Mr. McDonald would have been credited with service through the date that is three (3) months after the termination date (the “Final Vesting Date”), and the McDonald Restricted Stock and McDonald Options would have vested on a pro-rata basis through the Final Vesting Date. In addition, all unvested McDonald Options and McDonald Restricted Stock in the Company would have immediately become one hundred percent (100%) vested upon a Change of Control (as defined in the McDonald Agreement). The McDonald Options would have expired immediately upon termination of Mr. McDonald’s employment for Cause, and ninety (90) days after termination of Mr. McDonald’s employment for any reason other than Cause. The McDonald Restricted Stock and any shares purchased through exercise of the McDonald Options would have been subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Either Mr. McDonald or the Company could have terminated Mr. McDonald's employment under the McDonald agreement for any reason upon not less than thirty (30) days prior written notice.

(i) Upon termination prior to a Change of Control, by the Company without cause or by Mr. McDonald for good reason, each as defined in the McDonald Agreement, Mr. McDonald would have been entitled to termination payment equal to one (1) times the sum of (a) Mr. McDonald's annual base salary at the time of such termination and (b) Mr. McDonald's Target Annual Bonus for the fiscal year in which his employment was terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii) Upon termination of Mr. McDonald's employment by the resignation of Mr. McDonald without Good Reason or the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. McDonald would be due no further compensation other than what would have been due and owing through the effective date of Mr. McDonald's resignation or termination (including any Annual Bonus that may have been due and payable to Mr. McDonald);

(iii) If upon or within six months subsequent to a Change of Control, Mr. McDonald's employment would have been terminated by Mr. McDonald for Good Reason or by the Company without Cause, Mr. McDonald would have been entitled to and paid a termination payment equal to three (3) times the sum of (a) Mr. McDonald's annual base salary at the time of such termination and (b) Mr. McDonald's Target Annual Bonus for the fiscal year in which his employment was terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(iv) If Mr. McDonald's employment would have been terminated by Mr. McDonald for Good Reason or by the Company without Cause 180 days prior to the Company’s execution of an agreement which, if consummated, would constitute a Change of Control, then upon consummation of such Change of Control, Mr. McDonald would have received an additional payment equal to the difference between (a) the change of control termination payment described in clause (iii)  and (b) any termination payment previously provided to Mr. McDonald as described in clause (i).

Mr. McDonald was not entitled to any Severance Payment (as defined in the McDonald Agreement) unless (i) Mr. McDonald executed and delivered to the Company a general release of claims upon terms described in the McDonald Agreement. The Company was required to deliver to Mr. McDonald a copy of the release after the Company’s termination of Mr. McDonald's employment without Cause or Mr. McDonald's termination of employment for Good Reason.

Mr. McDonald also agreed under the terms of the McDonald Agreement (i) during the term of his employment and until two years after termination of employment, (A) he would not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. McDonald couldinvest in securities of any public company so long as he did not beneficially own more than five percent (5%) of the class of public securities. During the period of Mr. McDonald's employment and until three years after the termination of employment, Mr. McDonald will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. McDonald also agreed to restrictive covenants with respect to confidentiality and work product.

On May 6, 2015, the Company and Mr. McDonald reached agreement regarding termination of Mr. McDonald’s employment with the Company effective June 5, 2015. The terms of the McDonald Agreement governed the terms of Mr. McDonald's employment with the Company during the fiscal year ended December 31, 2014 and continued to govern the terms of his employment through June 5, 2015.  The mutually agreed upon separation was treated as termination of Mr. McDonald’s employment by the Company without "cause" (as defined in the McDonald Agreement). The Company and Mr. McDonald entered into a Separation Agreement and Release on June 5, 2015 that set forth the payments to be made by the Company to Mr. McDonald, acceleration of 6,704 shares of Mr. McDonald’s restricted stock which would otherwise have remained unvested, and a general release by Mr. McDonald as required by the terms of the McDonald Agreement.

Reed Agreement

On December 1, 2015, the Company entered into an executive employment agreement with Keith Reed, effective as of December 1, 2015 (the "Reed Agreement"), relating to his service as General Manager – Senior Vice President Enterprise ("GM") of the Company.

The term of employment is from December 1, 2015 through December 31, 2018. Pursuant to the Reed Agreement, Mr. Reed will receive an annual base salary in the amount of $350,000 subject to review each calendar year and possible increases in the sole discretion of the Board. For each fiscal year of employment during which the Company employs Mr. Reed, Mr. Reed shall be eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. Reed’s maximum annual bonus will be up to $200,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus formula and performance criteria for each fiscal year will be based on criteria agreed to by the Company’s Chief Executive Officer and Mr. Reed and approved by the Company’s Compensation Committee and Board of Directors. The Annual Bonus Criteria for the Annual Bonus to be earned for calendar year 2016 will be based on: (i) forty percent (40%) on the Company meeting at least eighty percent (80%) of its target revenue for the fiscal year; (ii) forty percent (40%) on the Company meeting at least eighty percent (80%) of its target EBITDA for the fiscal year; and (iii) twenty percent (20%) on subjective criteria. The Annual Bonus Criteria for calendar years 2017 and 2018 will be communicated to Executive no later than December 31st of the year prior to the year for which the Annual Bonus Criteria will apply.

Mr. Reed will not be entitled to a bonus for calendar year 2015. Each Annual Bonus thereafter shall be paid on the basis of the Company’s fiscal year, which is the calendar year.

Except as described below, Mr. Reed will only be entitled to receive an Annual Bonus if he is employed by the Company pursuant to the Reed Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Reed was granted stock options to purchase 499,307 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock on December 1, 2015, the date of grant (the “Reed Options”). In addition, Mr. Reed was granted 192,926 restricted shares (the “Reed Restricted Stock”). The Reed Options are scheduled to vest as follows: (i) 16 2/3% of the Reed Options will vest on December 31, 2016, December 31, 2017 and December 31, 2018 and (ii) on the date of communicating the amount of the annual bonus for calendar year 2016, 2017 and 2018, and an additional amount shall vest equal to 16 2/3% multiplied by the percentage of the maximum annual bonus target paid for the applicable calendar year. The Restricted Stock is scheduled to vest as follow: one-third annual increments beginning December 31, 2016. In the event that Mr. Reed’s employment is terminated by the Company without "Cause" or by Mr. Reed for "Good Reason" upon or within 6 months subsequent to a "Change of Control," full acceleration of options other than those options that previously failed to vest as described in the second (ii) item above and all of the restricted stock shall become vested. The Reed Restricted Stock and any shares purchased through exercise of the Reed Options would have been subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Either Mr. Reed or the Company may terminate Mr. Reed's employment under the Reed agreement for any reason upon not less than thirty (30) days prior written notice.

(i) Upon termination by the Company without cause or by Mr. Reed for good reason, each as defined in the Reed Agreement, Mr. Reed will be entitled to termination payment equal to one (1) times the sum of Mr. Reed's annual base salary at the time of such termination;

(ii) Upon termination of Mr. Reed's employment by the resignation of Mr. Reed without Good Reason or the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. Reed will be due no further compensation other than what is due and owing through the effective date of Mr. Reed's resignation or termination (including any Annual Bonus that may be due and payable to Mr. Reed);

Mr. Reed will not be entitled to any Severance Payment (as defined in the Reed Agreement) unless (i) Mr. Reed executes and delivers to the Company a general release of claims upon terms described in the Reed Agreement. The Company will deliver to Mr. Reed a copy of the release after the Company’s termination of Mr. Reed's employment without Cause or Mr. Reed's termination of employment for Good Reason.

Mr. Reed agrees during the term of his employment and until one year after termination of employment, he will not, directly or indirectly, either (i) on his own behalf or as a partner, officer, director, trustee, executive, agent, consultant or member of any person, firm or corporation, or otherwise, enter into the employ of, render any service to, or engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority-owned subsidiaries, or (ii) become an officer, employee or consultant of, or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company; provided, however, that the foregoing shall not be deemed to prevent the Executive from investing in securities of any company having a class of securities which is publicly traded, so long as through such investment holdings in the aggregate, the Executive is not deemed to be the beneficial owner of more than five percent (5%) of the class of securities that is so publicly traded. During the period of the Mr. Reed’s employment and until two (2) years after the termination of employment, Mr. Reed will not, without the Company’s prior written consent, directly or indirectly, on his own behalf or as a partner, shareholder, officer, executive, director, trustee, agent, consultant or member of any person, firm or corporation or otherwise, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries. Mr. Reed also agrees to restrictive covenants with respect to confidentiality and work product.

Except as described above, during the fiscal year ended December 31, 2015, none of our named executives had any contract, agreement, plan, or arrangement that provides payments as a result of termination of employment, change in responsibilities of such executive, or change of control of the Company.

Payments Under Change of Control

Under the individual employment agreements of our Named Executive Officers, upon a Change of Control, each Named Executive Officer would be entitled to receive the following estimated payments. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to our Named Executive Officers, which would only be known definitively at the time that they become eligible for payment and would only be payable if a Change of Control or termination, as applicable, would occur. The table reflects the amount that could be payable to our Named Executive Officers, assuming that the Change of Control and, if applicable, termination of the Named Executive Officers employment, occurred at December 31, 2015:

Name	Severance Amount ($)(1)	Early Vesting of Stock Options ($)(2)	Early Vesting of Restricted Stock Units($)(3)	Total($)

Gerald Vento	3,000,000	-	-	3,000,000
Jose Gordo	1,425,000	59,917	2,152,994	3,637,910
Timothy McDonald (4)	500,000	-	51,621	551,621
Keith Reed	350,000	59,917	1,823,151	2,233,068

(1)
The severance amounts represent the maximum amounts payable under the senior executives’ change in control provisions of their employment agreements. These agreements provide that severance be paid at three times the total of annual base compensation and targeted cash incentive bonus amounts for Messrs. Vento and Gordo and one time annual base salary for Mr. Reed.

(2)	Based on the excess per share of the closing price of the Company’s stock on December 31, 2015 ($9.45) over the exercise price.

(3)	Based on the per share market price as of the end of our most recent fiscal year (December 31, 2015) of $9.45 per share.

(4)
Mr. McDonald’s employment with the Company terminated June 5, 2015 and the amounts noted reflect actual severance received and the actual value of the early vesting of 6,704 restricted stock units based on the closing price of the Company’s stock on that date.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2015, our Compensation Committee consisted of Tal Yaron-Eldar, Richard Harris, and Yoseph Dauber.

During 2015, none of the members of our Compensation Committee was an employee or officer of the Company. Further, during 2015, no Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or our Compensation Committee.

Director Compensation

The following table sets forth information with respect to compensation for the non-employee directors listed during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Richard Harris(1)	70,000	--	--	70,000
Donald A. Burns(2)	100,000	--	--	100,000
Yoseph Dauber(1)	70,000	--	--	70,000
Tal Yaron-Eldar(1)	70,000	--	--	70,000

(1)	Messrs. Harris and Dauber and Ms. Yaron-Eldar served on the Audit Committee and Compensation Committee for all of fiscal year 2015.
(2)	Mr. Burns has served as Chairman of the Board since January 1, 2013. As Chairman, Mr. Burns received $100,000 for his services for the year ended December 31, 2015.

The following table sets forth information with respect to outstanding vested and unvested director equity awards at December 31, 2015.

Name	Number of Restricted Stock Awards (vested / unvested)		Number of Stock Option Awards (vested / unvested)
Richard Harris (3)	(6,364 / 6,682	) (1)	( — / —)
Donald A. Burns (3)	(2,334 / 4,666)		( — / —)
Yoseph Dauber (3)	(12,334 / 4,666	) (2)	( — / —)
Tal Yaron-Eldar (3)	(12,334 / 4,666	) (2)	( — / —)

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

During fiscal year 2015, the Company’s non-employee directors receive the following compensation:

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
Yoseph Dauber
Richard Harris

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2016, the number of our ordinary shares, which constitute our only voting securities, beneficially owned by (i) all shareholders known to us to own more than five percent (5%) of our outstanding ordinary shares, and (ii) each of our directors, (iii) each of our named executive officers, and (iv) by all of our current executive officers and directors as a group as of March 31, 2016. The data presented is based on information provided to us by the holders or disclosed in public filings with the SEC. The percentage of outstanding ordinary shares is based on 15,846,026 ordinary shares outstanding (excluding shares held in treasury) plus the ordinary shares issuable pursuant to ordinary share options and restricted share grants for each shareholder as of March 31, 2016.

Except where otherwise indicated, and except pursuant to community property laws, we believe, based on information furnished by such owners, that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. The shareholders listed below do not have any different voting rights from any of our other shareholders.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number (1)	Percent
Adam Street Partners, LLC (2)	1,976,861	11.64%
One North Wacker Drive, Suite 2200
Chicago, IL 60606
Herbert C. Pohlmann Jr. (3)	1,250,000	7.36%
1290 N. Ocean Blvd.
Palm Beach, FL 33480
Numeric Investors LLC (11)	857,796	5.05%
470 Atlantic Avenue, 6th Floor
Boston, MA 02210

Jose Gordo(4)	365,032	2.15%
Dr. Yuen Wah Sing(5)	256,973	1.51%
Gerald Vento(6)	939,949	5.54%
Donald A. Burns(7)	459,563	2.71%
Yoseph Dauber (8)	22,113	*
Tal Yaron-Eldar (9)	13,668	*
Richard Harris(10)	10,712	*
Timothy McDonald(12)	12,249	*
Keith Reed	-	*

Officers and directors as a group (9 persons)	2,080,259	12.25%
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

(2)	Information based on the Schedule 13G Amendment filed with the SEC on February 12, 2016 by Adams Street Partners, LLC.
(3)	Information based on the Schedule 13D Amendment filed with the SEC on April 24, 2012 by Herbert Pohlmann.
(4)	Includes 330,935 ordinary shares issuable pursuant to ordinary share options and restricted share grants.

(5)	Includes 66,667 ordinary shares issuable pursuant to ordinary share options.
(6)	Includes 722,782 ordinary shares issuable pursuant to ordinary share options.
(7)	Includes 2,333 restricted share grants issuable within 60 days of the measurement date.
(8)	Includes 2,333 restricted share grants issuable within 60 days of the measurement date.
(9)	Includes 2,333 restricted share grants issuable within 60 days of the measurement date.
(10)	Includes 2,333 restricted share grants issuable within 60 days of the measurement date.
(11)	Information based on the Schedule 13G Amendment filed with the SEC on February 11, 2016 by Numeric Investors, LLC.
(12)	Information based on Form 4 filed with the SEC on June 18, 2015 by Timothy McDonald.

We refer you to Item 5 in Part II of our in our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on March 15, 2016, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2015, which section is incorporated by reference herein.

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

Approval of Related Party Transactions Under Israeli Law

Under the Companies Law, an engagement by the Company with an officer who is not a director, controlling shareholder or the chief executive officer regarding his or her service and terms of employment, including an undertaking to indemnify, exculpate or insure such officer, must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy adopted under the Companies Law. If the engagement is not in accordance with the Company’s compensation policy, approval of the engagement by the general meeting of the shareholders, including one of the following: (i) the majority of shareholder votes counted at the general meeting including the majority of all of the votes of those shareholders who are not controlling shareholders and do not have a personal interest in the approval of the compensation policy, who participate at the meeting (excluding abstentions) or (ii) the total number of votes against the proposal among the shareholders mentioned in paragraph (i) does not exceed two percent (2%) of the voting rights in the company (a “Special Majority”). In special cases, the Compensation Committee and the Board may decide to adopt the terms of such an engagement despite the objection of the shareholders, so long as such decision is based on detailed reasons and after discussing again such engagement and reexamining it in light of the shareholder objection.

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

Director Independence

The Board makes an annual determination of independence as to each board member under the current standards for “independence” established by the NASDAQ Global Market (“NASDAQ”). On March 10, 2016, the Board determined that all of its directors, except Gerald Vento and Dr. Yuen Wah Sing, are independent under these standards.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees and Services

Our Audit Committee is responsible for the oversight of our independent registered public accountants’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our accountants. The Audit Committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Our Audit Committee pre-approved all audit and non-audit services provided by our independent accountants during 2015 and 2014 and the fees paid for such services. The following table sets forth fees for professional services provided by BDO USA LLP and BDO Ziv Haft, Ltd., (“BDO”), the Company’s current independent registered public accountant, for the audit of the Company’s consolidated financial statements for fiscal years 2015 and 2014, and fees billed for audit-related and other services (in thousands):

	2015	2014
Audit fees (1)	$669	$753
Audit-related fees (2)	84	40
Tax fees (3)	111	120
All other fees (4)	45	57
Total fees	$909	$970

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

10.10	Form of Stock Option Agreement,* filed with the SEC on May 13, 2013 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.11	magicJack VocalTec Ltd. Compensation Policy,* filed with the SEC on June 3, 2013 as Appendix B to the Company’s proxy statement and incorporated herein by reference.
10.12	magicJack VocalTec Ltd. 2013 Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix C to the Company’s proxy statement and incorporated herein by reference.
10.13	magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix D to the Company’s proxy statement and incorporated herein by reference.
10.14
Amendment to magicJack VocalTec Ltd. 2013 Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.15
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

10.18
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

21.1	List of Subsidiaries, filed with the SEC on March 15, 2016 as Exhibit 21.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

23.1	Consent of BDO USA, LLP, filed with the SEC on March 15, 2016 as Exhibit 23.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.
31.1
Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed with the SEC on March 15, 2016 as Exhibit 31.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

31.1A	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Amendment.
31.2
Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, filed with the SEC on March 15, 2016 as Exhibit 31.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

31.2A	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Amendment.
32.1
Certifications of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, filed with the SEC on March 15, 2016 as Exhibit 32.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

32.2
Certifications of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, filed with the SEC on March 15, 2016 as Exhibit 32.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

101.INS	XBRL Instance Document, filed with the SEC on March 15, 2016 as Exhibit 101.INS to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.SCH	XBRL Taxonomy Extension Schema Document, filed with the SEC on March 15, 2016 as Exhibit 101.SCH to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed with the SEC on March 15, 2016 as Exhibit 101.CAL to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed with the SEC on March 15, 2016 as Exhibit 101.LAB to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed with the SEC on March 15, 2016 as Exhibit 101.PRE to the Company's Annual Report on Form 10-K and incorporated herein by reference.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed with the SEC on March 15, 2016 as Exhibit 101.DEF to the Company's Annual Report on Form 10-K and incorporated herein by reference.
______________
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Gerald Vento —————————————— Gerald Vento President and Chief Executive Officer Date: April 29, 2016	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: April 29, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gerald Vento —————————————— Gerald Vento	President & Chief Executive Officer and Director (principal executive officer)	April 29, 2016

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	April 29, 2016

/s/ Donald A. Burns —————————————— Donald A. Burns	Director	April 29, 2016

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	April 29, 2016

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	April 29, 2016

/s/ Yoseph Dauber —————————————— Yoseph Dauber	Director	April 29, 2016
/s/ Richard Harris —————————————— Richard Harris	Director	April 29, 2016