Form 10-Q
period 2016-03-31
MAGICJACK VOCALTEC LTD
filed 2016-05-10
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

There were 15,855,358 ordinary shares with no par value outstanding at April 30, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$45,500	$78,589
Investments, at fair value	367	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $408 and $455, respectively	2,571	2,925
Inventories	5,238	5,723
Deferred costs	1,884	2,097
Prepaid income taxes	1,552	2,747
Deposits and other current assets	2,097	2,655
Total current assets	59,209	95,103

Property and equipment, net	3,891	3,302
Intangible assets, net	32,529	6,687
Goodwill	47,485	32,304
Deferred tax assets, non-current	29,748	30,689
Deposits and other non-current assets	859	751
Total assets	$173,721	$168,836
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$3,663	$1,086
Accrued expenses and other current liabilities	5,700	6,284
Deferred revenue, current portion	51,815	52,554
Total current liabilities	61,178	59,924

Deferred revenue, net of current portion	49,134	50,146
Other non-current liabilities	12,328	11,098
Total liabilities	122,640	121,168

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,037 and 25,036 shares
issued at March 31, 2016 and December 31, 2015, respectively	111,774	111,773
Additional paid-in capital	13,617	14,573
Treasury stock (9,191 and 9,426 shares at March 31, 2016
and December 31, 2015, respectively)	(123,138)	(126,772)
Retained earnings	48,828	48,094
Total capital equity	51,081	47,668
Total liabilities and capital equity	$173,721	$168,836

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2016	2015

Net revenues	$23,699	$25,512
Cost of revenues	8,209	9,467
Gross profit	15,490	16,045

Operating expenses:
Marketing	1,221	2,750
General and administrative	8,935	7,700
Research and development	1,100	1,162
Total operating expenses	11,256	11,612
Operating income	4,234	4,433

Other income (expense):
Interest and dividend income	7	11
Interest expense	-	(34)
Other expense, net	(7)	-
Total other expense	-	(23)
Income before income taxes	4,234	4,410
Income tax expense	3,500	3,102
Net income	$734	$1,308

Income per ordinary share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

Weighted average ordinary shares outstanding:
Basic	15,647	17,868
Diluted	15,649	17,877

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended
	March 31,
	2016	2015

Net income	$734	$1,308
Other comprehensive income (loss):	-	-
Comprehensive income	$734	$1,308

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2016	25,036	$111,773	$14,573	(9,426)	$(126,772)	$48,094	$47,668

Exercise of ordinary share options	1	1	-	-	-	-	1
Share-based compensation	-	-	1,002	-	-	-	1,002
Issuance of ordinary shares	-	-	(25)	2	25	-	-
Issuance of shares for acquisition	-	-	(1,933)	233	3,609	-	1,676
Net income	-	-	-	-	-	734	734
Balance, March 31, 2016 (unaudited)	25,037	$111,774	$13,617	(9,191)	$(123,138)	$48,828	$51,081

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income	$734	$1,308
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	1	33
Share-based compensation	1,002	1,283
Depreciation and amortization	792	1,016
Increase of uncertain tax positions	1,150	-
Deferred income tax provision	1,016	602
Interest expense - non-cash	-	34
Change in operating assets and liabilities
Accounts receivable	920	1,015
Inventories	787	(1,221)
Deferred costs	213	302
Prepaid Income taxes	1,212	5
Deposits and other current assets	224	(88)
Other non-current assets	(12)	2
Accounts payable	2,577	(299)
Income taxes payable	-	1,057
Accrued expenses and other current liabilities	(1,685)	(646)
Deferred revenue	(1,923)	1,691
Other non-current liabilities	(74)	1,439
Net cash provided by operating activities	6,934	7,533

Cash flows from investing activities:
Purchases of property and equipment	(5)	(543)
Acquisition of Broadsmart	(40,019)	-
Net cash used in investing activities	(40,024)	(543)

Cash flows from financing activities:
Proceeds from exercise of ordinary share options	1	-
Net cash provided by financing activities	1	-
Net (decrease) increase in cash and cash equivalents	(33,089)	6,990
Cash and cash equivalents, beginning of period	78,589	75,945
Cash and cash equivalents, end of period	$45,500	$82,935

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2016	2015

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$122	$-
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$1,676	$-

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

In March 2016, the Company acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”).  Broadsmart is a leading hosted UCaaS (Unified Communication as a Service) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of designing, provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end SMB and enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, the Company intends to provide easy-to-buy, simple-to-use VOIP services to small businesses at disruptive prices. The Company is currently in the final stages of product development for its first SMB product offering and expects to begin sales in Q2 2016.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. The balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Approximately 90% of the Company’s revenues in the three months ended March 31, 2016 and 2015 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $20.1 million and $21.9 million for the three months ended March 31, 2016 and 2015, respectively. The Company also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.7 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 14 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in asset acquisitions, business combinations or underlying the Company’s ordinary share options, and estimates of likely outcomes related to certain contingent liabilities.

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

The Company recognizes revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP access rights is recognized ratably over the access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2016 and 2015, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $1.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Marketing Expenses

Marketing expenses of $1.2 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015

Advertising media buys	$665	$1,957
Marketing personnel related	188	538
Other marketing projects	368	255
Total Marketing Expense	$1,221	$2,750

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.1 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

Marketable Securities and Other Investments

Marketable securities are considered available-for-sale. Available-for-sale securities are recorded at fair value with any unrealized gains and losses reported in other comprehensive income and as a separate component of capital equity in the unaudited condensed consolidated balance sheets. Gains and losses are recorded based on specific identification by asset. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At March 31, 2016, the Company had cash and cash equivalents totaling $45.5 million, which included (i) $45.1 million in U.S. financial institutions, and (ii) $0.4 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks which included $1.6 million in one individual financial institution, were fully insured except for $559 thousand that exceeded insurance limits at March 31, 2016. The Company had money market accounts with a financial institution with balances totaling approximately $42.7 million at March 31, 2016.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at March 31, 2016. One telecommunication carrier accounted for approximately 11% of gross accounts receivable at December 31, 2015. For the three months ended March 31, 2016 and 2015, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 11% and 14% of gross accounts receivable at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of March 31, 2016 and December 31, 2015, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at March 31, 2016.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the current quarter, management will be evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 15 - “Segment Reporting” for further details.

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying value. If so, the two-step goodwill impairment test is required to be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support the strength of its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.

If the two-step goodwill impairment test is required to be performed, under the first step, the fair value of a reporting unit is compared with its carrying value (including goodwill). If the fair value of a reporting unit is less than its carrying value, the Company proceeds to step two of the goodwill impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of a reporting unit goodwill. Fair value of a reporting unit is determined using a discounted cash flow analysis. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2015, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at March 31, 2016.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. The Company includes the results of all acquisitions in its Consolidated Financial Statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expense.

Acquisition-related integration costs which do not meet the criteria of discontinued operations include: (i) costs associated with exit or disposal activities, (ii) costs for employee, lease and contract terminations, (iii) facility closing costs, and other costs associated with exit activities. Acquisition-related integration costs also include expenses directly related to integrating and reorganizing acquired businesses, employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments. These costs are expensed as incurred in general and administrative expense.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $0.5 million during the three months ended March 31, 2016. The Company decreased the valuation allowance by $0.2 million during the three months ended March 31, 2015.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $1.2 million in the three months ended March 31, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At March 31, 2016, the estimated annual effective income tax rate is expected to approximate 34.9%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08 to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – INVESTMENTS

Investments consist of time deposits with maturity dates of greater than 90 days totaling $367 thousand at March 31, 2016, and December 31, 2015.

The fair value of time deposits at March 31, 2016 and December 31, 2015 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There was no realized gain or loss on investments for the three months ended March 31, 2016 and March 31, 2015.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials	$1,280	$1,498
Finished goods	3,958	4,225
Total	$5,238	$5,723

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and customer equipment. The Company wrote-off approximately $80 thousand and $20 thousand of obsolete inventory during the three months ended March 31, 2016 and March 31, 2015, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31,	December 31,
	(in years)	2016	2015

Switches	3 - 15	$9,346	$8,606
Computers	3	2,621	2,707
Furniture	5 - 7	160	257
Leasehold-improvements	*	767	701
Accumulated depreciation		(9,003)	(8,969)
Total		$3,891	$3,302

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of March 31, 2016 and December 31, 2015, the Company had intangible assets with carrying values of $32.5 million and $6.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $3.4 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives	March 31, 2016				December 31, 2015
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$3,110	$(2,721)	$389	4.73	$4,930	$(4,497)	$433	4.83
Intellectual property rights	3 - 17	14,161	(9,916)	4,245	5.24	14,161	(9,623)	4,538	5.36
Covenants not-to
-compete and not-to-sue	2 - 5	2,185	(2,017)	168	2.37	2,085	(1,911)	174	0.42
Tradename	3 - 6	321	(321)	-	-	321	(321)	-	-
Customer relationships	5 - 16	22,600	(550)	22,050	15.92	500	(500)	-	-
Backlog	1	800	(800)	-	-	800	(800)	-	-
Software License	10	885	(6)	879	10.00	-	-	-	-
Process know how	5	1,100	(18)	1,082	4.92	-	-	-	-
Other		470	(166)	304	2.75	470	(138)	332	3.00
Total		$45,632	$(16,515)	$29,117		$23,267	$(17,790)	$5,477

Amortization expense for the three months ended March 31, 2016 and 2015 was $0.5 million and $0.8 million, respectively. Based on the carrying value of identified intangible assets recorded at March 31, 2016, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2016	$2,466
2017	3,134
2018	2,678
2019	2,271
2020	2,055
Thereafter	16,513
$29,117

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015

magicJack devices	$8,326	$9,352
Access right renewals	40,781	40,677
Prepaid minutes	2,536	2,525
Other	172	-
Deferred revenue, current	51,815	52,554

Deferred revenue, non-current*	49,134	50,146
Total deferred revenues	$100,949	$102,700

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $3.5 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 8 – OTHER LIABILITIES

As of March 31, 2016, the Company no longer has an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"), in the United States District Court for the Southern District of New York. The complaint alleges that the Company and Messrs. Vento and Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The complaint alleges that the Company and Messrs. Vento and Gordo violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Company believes the lawsuit to be without merit. The Company intends to vigorously defend itself against it and the Company does not believe that the outcome of this legal proceeding will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Because the case is at a preliminary stage, the Company cannot estimate the likelihood of liability or the amount of potential damages, if any.

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

NOTE 10 –TREASURY STOCK

On March 17, 2016, the Company issued 233,402 of its ordinary shares held as treasury stock with a cost of $3.6 million, or $15.46 per shares, as part of the consideration given for the Broadsmart acquisition. Refer to Note 14 - “Acquisition of Business” for further details. In addition, in March 2016, the Company issued 2,016 of its ordinary shares held as treasury shares with a cost of $25 thousand, or $12.24 per share, to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting.

The changes in treasury stock during the three months ended March 31, 2016 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2016
	Number	Amount

Balance, beginning of period	9,426,399	$126,772
Ordinary shares issued for
Broadsmart acquisition	(233,402)	(3,609)
Ordinary shares issued due to
vesting of restricted stock units	(2,016)	(25)
Balance, end of period	9,190,981	$123,138

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of March 31, 2016, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the three months ended March 31, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options, issued restricted stock units and ordinary shares for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Ordinary share options	$635	$997
Restricted stock units	367	286
	$1,002	$1,283

The detail of total stock-based compensation recognized by classification on the unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Cost of revenues	$6	$31
Marketing	43	194
General and administrative	895	852
Research and development	58	206
	$1,002	$1,283

The decrease in share based compensation for the three months ended March 31, 2016, is due to the favorable impact of forfeitures on the calculation of stock based compensation expense during 2015 and the timing of ordinary share options issued during the three months ended March 31, 2016.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2015, and three months ended March 31, 2016 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2015	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Granted	1,000,000	$7.18
Exercised	(400)	$0.45
Forfeited	(6,666)	$13.26	0.00
Expired or cancelled	(102,500)	$13.59
Outstanding at March 31, 2016 (unaudited)	3,417,861	$11.27	3.34	$-
Vested at March 31, 2016 (unaudited)	1,279,249	$15.42	2.36	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $0.6 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The total intrinsic value of ordinary share options exercised during the three months ended March 31, 2016 and 2015 was $4 thousand and $0, respectively. As of March 31, 2016, there was approximately $5.8 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.86 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued. The expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. There were no ordinary share options granted during the three months ended March 31, 2015. The Company granted 1,000,000 ordinary share options during the three months ended March 31, 2016 with a weighted average fair value of $2.79. The grants were measured using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	3.50	-
Dividend yield	0.00%	-
Expected volatility	52.70%	-
Risk free interest rate	1.13%	-
Forfeiture rate	0.00%	-

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the three months ended March 31, 2016 and 2015, the Company did not grant any restricted stock units under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2016:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2015	443,102	$10.20
Granted	-	$-
Vested	(2,016)	$14.42
Forfeited	-	$-
Non-vested at March 31, 2016	441,086	$10.19

Share-based compensation expense recognized for restricted stock units was approximately $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $2.7 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 1.45 years.

NOTE 12 – INCOME TAXES

Total income tax expense was $3.5 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively. The principal components of our income taxes for the three months ended March 31, 2016 and 2015 are the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Income before income taxes	$4,234	$4,410
Income tax expense	3,500	3,102
Effective income tax rate	82.66%	70.34%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than the Company’s U.S. federal income tax rate which is 35% as of March 31, 2016.

For the three months ended March 31, 2016, the Company recorded income tax expense of $3.5 million, which is higher than the expected tax provision of $1.5 million, using the statutory rate of 35%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.7 million, a decrease to deferred tax assets associated with expired stock options of $0.2 million, partially offset by other various discrete items of ($0.2) million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2016	2015
Numerator:	(in thousands)
Net income	$734	$1,308

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	15,647	17,868
Effect of dilutive options to purchase ordinary shares	1	7
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	1	2
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	15,649	17,877

Net income per ordinary share attributable to shareholders
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

For the three months ended March 31, 2016 and 2015, 3,856,847 and 2,097,356 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

NOTE 14 – ACQUISITION OF BUSINESS

Broadsmart

On March 15, 2016, the Company entered into an Asset Purchase Agreement, dated as of March 15, 2016 (the "Agreement") with Todd A. Correll, Thomas J. Tharrington (Messrs. Correll and Tharrington are collectively referred to as the "Seller Shareholders"), North American Telecommunications Corporation d/b/a Broadsmart (the "Seller" and collectively with the "Seller Shareholders," referred to as the "Seller Parties"). The Agreement provided that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all of the Seller's assets, properties and rights of whatever kind, tangible and intangible, other than certain excluded assets and excluded liabilities under the terms of the Agreement.

The Agreement provided that the Company would acquire substantially all of the assets of the Seller in exchange for approximately $38.0 million in cash, plus unregistered ordinary shares of the Company worth $1.8 million, valued based on the average of the previous 30 days stock price, subject to certain adjustments, including an adjustment for working capital and indebtedness. The Agreement also provided for an additional contingent payment of up to $200,000 to the Seller Shareholders in the event that certain two individuals currently employed by the Seller accept the Company's employment offer within thirty days of the completion of the acquisition or remain employed by the Company through December 15, 2016 (the contingent payment is $100,000 in the event that one of the two individuals fails to accept such employment offer). This amount is included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Lastly, the Seller Shareholders will receive an additional contingent payment of $2.0 million in cash if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of close. No asset or liability is included in the accompanying Condensed Consolidated Balance Sheet for this item.

The terms of the Agreement provided for the Company to place $3.0 million of the cash consideration at the closing in escrow with an escrow agent. The purpose of the escrow is to cover any indemnification claims by the Company against the Seller Parties. Under the terms of the Agreement, the Seller Parties are not liable to the Company and its affiliates until the aggregate amount of all losses in respect of indemnification exceeds $400,000 (the "Basket") and in such case the Seller Parties shall be liable only for all losses in excess of the Basket up to a cap of $3.0 million and excluding any individual loss that is less than or equal to $7,500. Certain fundamental representations and warranties, the post-closing covenants and certain other specified obligations of the Seller Parties are outside of the Basket, cap and individual loss limitations. The Company, at this time, does not estimate any liability in excess of the Basket and therefore no asset or liability are included in the accompanying Condensed Consolidated Balance Sheet for this item.

On March 17, 2016, the Company completed the acquisition of substantially all of the assets of Broadsmart upon the terms and conditions of the Agreement.

The Company issued 233,402 shares of the Company's ordinary shares with a fair value of $1.7 million as of the date of the acquisition to the Seller in satisfaction of the stock consideration provided in the Agreement. The Company also granted stock options to each of the Seller Shareholders to purchase 500,000 shares of the Company's ordinary shares in conjunction with each of them entering into an employment agreement with the Company. The stock options shall vest as follows: 50% will vest in even annual increments over the next three-year period if the Seller Shareholders remain employed with the Company as of each respective vesting date, and 50% will vest over the next three-year period if Broadsmart achieves certain designated revenue and EBITDA targets.

Broadsmart is a leading hosted UCaaS (Unified Communication as a Service) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of designing, provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end SMB and enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

The Company incurred $0.8 million in acquisition related transaction costs, which are included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

The results of operations of the Broadsmart business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Broadsmart were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The Company expects this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed. Thus, the provisional measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The table below summarizes the Broadsmart assets acquired and liabilities assumed as of March 17, 2016 (in thousands):

Estimated Fair Value
Assets
Current assets:
Accounts receivable	$567
Inventories	302
Deposits and other current assets	143
Total current assets	1,012
Property and equipment	355
Intangible assets	26,385
Deposits and other non-current assets	96
Total assets acquired	27,848

Liabilities
Current liabilities:
Accrued expenses and other current liabilities	900
Deferred revenue	172
Total current liabilities	1,072
Other non-current liabilities	62
Total liabilities assumed	1,134
Net identifiable assets acquired	26,714
Goodwill	15,181
Total purchase price	$41,895

The intangible assets as of the closing date of the Acquisition included:
Amount
Customer relationships	$22,100
Non-compete agreements	100
Tradename	2,200
Process know how	1,100
Software license	885
$26,385

Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of sixteen years and the non-compete agreements, process know how and software license are being amortized on a straight-line basis over four years, five years and ten years, respectively. Tradename is not subject to amortization but is subject to an annual review for impairment.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. The Company expects this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. The Company believes the factors that contributed to goodwill include synergies that are specific to the Company’s consolidated business, the acquisition of a talented workforce that provides the Company with expertise in the small and medium business market, as well as other intangible assets that do not qualify for separate recognition.

The unaudited pro forma consolidated statements of operations for the three months ended March 31, 2016 and 2015 are not provided as it was impracticable for the information to be included at the filing date as it was not available due to the timing of the acquisition. Broadsmart had not previously been audited and the 2015 audit is still in process as of the filing date.

NOTE 15 – SEGMENT REPORTING

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and assess performance.

Historically, the Company has not had separate operating segments. However, with the acquisition of Broadsmart in March 2016 (see Note 14 above) and the founding of the SMB business during the current quarter, management will be evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

Consumer

This operating segment represents a vertically integrated group of companies, a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, the developer and provider of the magicJack device, and a wholesaler of telephone service to VoIP providers and telecommunication carriers. This segment represents the historical magicJack consumer business.

magicJack is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJack’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

Enterprise

This operating segment includes Broadsmart. Broadsmart is a leading hosted UCaaS (Unified Communication as a Service) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of designing, provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations.

SMB

Through this operating segment, started during the first quarter of 2016, the Company intends to provide easy-to-buy, simple-to-use VOIP services to small businesses at disruptive prices. The company is currently in the final stages of product development for its first SMB product offering and expects to begin sales in Q2 2016.

Operating segment information for the three months ended March 31, 2016 is summarized as follows (in thousands):

	For the Three Months ended March 31, 2016
	Consumer	Enterprise	SMB	Consolidated
Net revenues	$23,219	480	$-	$23,699
Cost of revenues	7,941	268	-	8,209
Gross profit	15,278	212	-	15,490

Marketing	1,219	(3)	5	1,221
General and administrative	7,195	242	1,498	8,935
Research and development	1,030	-	70	1,100
Interest and dividend income	(7)	-	-	(7)
Interest expense	-	-	-	-
Other expenses, net	7	-	-	7
Income tax expense (benefit)	4,059	(10)	(549)	3,500
Net income (loss)	$1,775	$(17)	$(1,024)	$734

Total assets	$128,282	$43,349	$2,090	$173,721
Capital expenditures	$5	$-	$-	$5
Goodwill	$32,304	$15,181	$-	$47,485

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2016 and for the three month period ended March 31, 2016 and 2015, as well as our Annual Report on Form 10-K for the year ended December 31, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

During September 2011, we began promoting the magicJack APP that can be used to make or receive telephone calls between two computers or between the customer’s computer and a public switch telephone network. The customer can use a headphone or a computer’s speakers and microphone to make and receive telephone calls. In September 2011, the magicJack APP also became available for the iPhone, iPad and iPod Touch. In August 2012, the magicJack APP became available for Android phones. In June 2013, we introduced the New magicJack PLUS. This new device has superior voice quality, expanded memory and enhanced processing power. The New magicJack PLUS includes a six-month right to access our servers in order to make and receive telephone calls for free. In July 2014, we introduced the magicJack GO which includes a twelve month right to access our servers. In April 2015, we released an update to the magicAPP to iOS customers and in July 2015 the updated magicAPP was made available to Android users. The magicAPP offers a US number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the US Virgin Islands, and unlimited text messaging to any US mobile number. The magicAPP offers access to our servers on a monthly or annual basis. In May 2015, we introduced the magicJack EXPRESS which includes a three month right to access our servers.

In March 2016, we acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”).  Broadsmart is a leading hosted UCaaS (Unified Communication as a Service) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of designing, provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, we have diversified our operations into UCaaS targeting high end SMB and enterprise customers. This acquisition has positioned us to compete long-term in the UCaaS market.

During the first quarter of 2016, we created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, we intend to provide easy-to-buy, simple-to-use VOIP services to small businesses at disruptive prices. We are currently in the final stages of product development for our first SMB product offering and expect to begin sales in Q2 2016.

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

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

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three months ended March 31, 2016 and 2015 were derived from sales to customers located in the United States. Going forward, with the acquisition of Broadsmart and the internal development of our SMB division, we will be reporting the results of operations for these new business lines as separate business segments.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 14 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

We recognize revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of our software to access our servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP access rights is recognized ratably over the access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three months ended March 31, 2016 and 2015, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist of primarily foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $0.5 million during the three months ended March 31, 2016.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $1.2 million during the three months ended March 31, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of previously recorded Israeli uncertain tax positions.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At March 31, 2016, the estimated annual effective income tax rate is expected to approximate 34.9%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

	Three Months Ended March 31,		2016 Compared to
	2016	2015	2015
Net Revenues
Sale of magicJack devices	$3,565	$3,384	$181	5.3%
Access right renewals	15,217	17,075	(1,858)	(10.9)
Shipping and handling	209	188	21	11.2
magicJack-related products	1,120	1,217	(97)	(8.0)
Prepaid minutes	1,690	2,234	(544)	(24.4)
Access and wholesale charges	1,418	1,410	8	0.6
Broadsmart	480	-	480	100.0
Other	-	4	(4)	(100.0)
Total Net Revenue	23,699	25,512	(1,813)	(7.1)

Cost of Revenues
Cost of magicJack devices	2,006	2,147	(141)	(6.6)
Shipping and handling	436	296	140	47.3
Credit card processing fees	515	677	(162)	(23.9)
Network and carrier charges	3,526	4,339	(813)	(18.7)
Other	1,726	2,008	(282)	(14.0)
Total Cost of Revenues	8,209	9,467	(1,258)	(13.3)

Gross Profit	15,490	16,045	(555)	(3.5)

Operating expenses:
Marketing	1,221	2,750	(1,529)	(55.6)
General and administrative	8,935	7,700	1,235	16.0
Research and development	1,100	1,162	(62)	(5.3)
Total operating expenses	11,256	11,612	(356)	(3.1)
Operating income	4,234	4,433	(199)	(4.5)

Other income (expense):
Interest and dividend income	7	11	(4)	*
Interest expense	-	(34)	34	*
Other income (expense), net	(7)	-	(7)	*
Total other income (expense)	-	(23)	23	*
Income before income taxes	4,234	4,410	(176)	(4.0)
Income tax expense	3,500	3,102	398	12.8
Net income	$734	$1,308	$(574)	(43.9)

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

•
Access right renewals – represents revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to paid subscribers of the magicAPP and are recognized ratably over the access right period;

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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Net Revenues

Total net revenue was $23.7 million and $25.5 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $1.8 million, or 7.1%. The decrease in the components of net revenues was primarily attributable to the following:

•	$1.9 million decrease in access right renewal revenues;

•	$0.5 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.1 million decrease in magicJack related product revenue reflecting lower volumes.

These decreases in components of net revenue were partially offset by a $0.2 million increase in revenues from the sale of magicJack devices and $0.5 million for the 15 days of revenue for Broadsmart in March 2016.

For the three months ended March 31, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 59% and 66%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 41% and 34%, respectively, of magicJack devices sold. For the three months ended March 31, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $8.2 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of approximately $1.3 million, or 13.3%. This decrease in cost of revenues was primarily attributable to: (i) a $0.8 million decrease in network and carrier charges primarily as a result of lower traffic and better negotiated rates with other carriers, (ii) a $0.2 million decrease in credit card processing fees, (iii) a $0.1 million decrease in the cost of magicJack devices, and (iv) a $0.3 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs. These decreases in components of cost of revenues was partially offset by a $0.1 million increase in shipping and handling costs. In total, cost of revenues for Broadsmart were $0.3 million for the partial month of operations in March 2016.

Operating Expenses

Total operating expenses were $11.3 million and $11.6 million for three months ended March 31, 2016 and 2015, respectively, representing a decrease of $0.3 million, or 3.1%. This decrease in operating expenses is primarily attributable to a $1.5 million decrease in marketing expense reflecting reduced media buys and marketing related spends as well as lower personnel related costs. This decrease was partially offset by a $1.2 million increase in General and Administrative (“G&A”) expense primarily reflecting increased legal, accounting and professional fees associated with the acquisition of Broadsmart totaling approximately $0.8 million and a partial month of Broadsmart related costs totaling $0.2 million.

Income Taxes

Total income tax expense was $3.5 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively. The principal components of our income taxes for the three months ended March 31, 2016 and 2015 are the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Income before income taxes	$4,234	$4,410
Income tax expense (benefit)	3,500	3,102
Effective income tax rate	82.66%	70.34%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than our U.S. federal income tax rate which is 35% as of March 31, 2016.

For the three months ended March 31, 2016, we recorded an income tax expense of $3.5 million, which is higher than the expected tax provision of $1.5 million, using the statutory income tax rate of 35% due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in discrete tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.7 million, a decrease to deferred tax assets associated with expired stock options of $0.2 million, and other various discrete items of ($0.2) million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2016 estimated annual effective tax rate is expected to approximate 34.9%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $0.7 million in the three months ended March 31, 2016, as compared to net income of $1.3 million in the three months ended March 31, 2015. Net income (loss) per diluted share decreased to $0.05 per ordinary share for the three months ended March 31, 2016, as compared to $0.07 per ordinary share in the prior year comparable period primarily as a result of decreased profitability reflecting lower revenues and higher income tax expense which was partially offset by lower cost of revenues, lower operating expenses and a reduction in the number of diluted shares outstanding reflecting the impact of our share-buy-back program.

BUSINESS TRENDS

Revenues in our consumer segment continued to gradually decline during the three months ended March 31, 2016. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates and limit customer churn. We are also maintaining our efforts to expand device sales to new markets, and with the launch of magicJack Connect to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion app service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicAPP, or a combination of both, in the United States and international markets.

In May 2016, we launched the magicJack Connect app for iOS and Android. The magicJack Connect app offers users free worldwide Wi-Fi app-to-app calling & messaging. The app also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year. With in-app purchase capability, other offers available on the magicJack Connect app include international calling plans for select countries, the ability to purchase local phone numbers from over 50 countries, and the ability to purchase international calling credits for consumers that prefer pay-as-you go options. We are focused on driving sales growth through monetizing magicJack Connect. The magicJack Connect competes with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. We cannot assure that the features we are offering for monetization of the magicAPP will be attractive to consumers at the price points we are offering, or at all.

Furthermore, though progress on the launch of our relationship with Telefonica has been slower than anticipated, in February 2016 our continuing efforts resulted in the test launch of a new Mexico-based service offering named “Call U.S.”. The new service is being offered through Movistar, Telefonica’s mobile operator in Mexico, and is being made available to Movistar’s customers throughout Mexico, enabling them to purchase a U.S. phone number through which they can receive unlimited inbound calls from friends, relative or business contacts based in the United States. The service is integrated with Telefonica’s existing Movistar systems allowing customers to pay through the same channels that they currently use to pay for their core Movistar wireless service.

In addition to the Mexico-based service offering with Movistar, we also launched our new SMB subsidiary in the fourth quarter of 2015. We began making investments in the new SMB business during the first quarter of 2016. In total, we plan to invest approximately $10 million to $12 million dollars in this new initiative during fiscal year 2016. We expect that this business line will leverage our core assets and give us the ability to sell these services at disruptive pricing to small business customers. While we are not forecasting significant revenue from our SMB business in 2016, we believe that in the long term, if we successfully execute on this growth initiative, it has the potential to generate significant shareholder value.

Furthermore, on March 17, 2016, we completed the acquisition of substantially all of the assets of Broadsmart.  In connection with the acquisition, we formed a new subsidiary, Broadsmart Global, Inc. Broadsmart has a track record of designing, provisioning and delivering complex Unified Communication as a Service (UCaaS) solutions to blue chip corporate customers on a nationwide basis. It has expertise in servicing enterprises with hundreds-to-thousands of locations. The business has been highly profitable, having generated approximately $13 million in revenues and $4.6 million of EBITDA in 2015, with an EBITDA margin of over 35%, on an unaudited basis. For 2016, the Broadsmart business is forecasting over 20% year-over-year growth in sales.

The two founders of Broadsmart have remained with the business as CEO and President, respectively, of Broadsmart Global, Inc. With the acquisition of Broadsmart we will be diversifying beyond our core business into UCaaS targeting high end SMB and enterprise customers.  Broadsmart has demonstrated that they know how to sell and service large enterprise customers with complex needs at thousands of locations in multiple geographies.  We intend to fully support them in maximizing their promising pipeline for new business and look forward to exploring opportunities for Broadsmart to realize synergies by leveraging magicJack’s proprietary low cost infrastructure.

With the acquisition of Broadsmart, the investment in the magicJack SMB business and the continued efforts in improving and promoting the magicJack Connect, we have taken significant steps to diversifying our business from the consumer segment and into the SMB and UCaaS space, with magicJack SMB targeting smaller businesses and Broadsmart serving medium to enterprises.

While we are pleased with the launch of the organic initiatives described above and the acquisition of Broadsmart, there can be no assurance that these initiatives will be successful and we cannot predict what impact, if any, these initiatives will ultimately have on our business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of March 31, 2016, we had cash and cash equivalents of $45.5 million, investments of $0.4 million and accounts receivables of $2.6 million. Our accounts payable at March 31, 2016 was $3.7 million.

During the three months ended March 31, 2016, we generated positive operating cash flows of $6.9 million, as compared to $7.5 million for the three months ended March 31, 2015. The $0.6 million decrease was primarily due to lower sales in the core magicJack business during the three months ended March 31, 2016, and higher general and administrative expenses, primarily reflecting transaction related costs for the Broadsmart acquisition which were partially offset by lower cost of revenues and marketing expenditures. Net income was $0.7 million for the three months ended March 31, 2016 as compared to $1.3 million for the three months ended March 31, 2015. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $6.9 million and $7.5 million for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, net cash provided by operating activities was primarily attributable to: (i) $0.7 million of net income, (ii) $4.0 million in non-cash items consisting primarily of $1.0 million of stock-based compensation expense, $0.8 million of depreciation and amortization expense, a $1.0 million increase in the deferred income tax provision, and a $1.2 million increase in uncertain tax positions, (iii) a $0.9 million decrease in accounts receivable, (iv) a $0.8 million decrease in inventory levels, (v) a $0.2 million decrease in deferred costs, (vi) a $1.2 million decrease in prepaid income taxes, (vii) a $0.2 million decrease in deposits and other current assets and (viii) a $2.6 million increase in accounts payable. These items were partially offset by: (i) a $1.9 million decrease in deferred revenue, (ii) a $1.7 million decrease in accrued expenses and other current liabilities, and (iii) a $0.1 million decrease in other non-current liabilities.

During the three months ended March 31, 2015, net cash provided by operating activities was primarily attributable to: (i) $1.3 million of net income, (ii) $3.0 million in non-cash items consisting primarily of $1.3 million of stock-based compensation expense, $1.0 million of depreciation and amortization expense, and $0.6 million increase in deferred income tax provision, (iii) a $0.3 million decrease in deferred costs, (iv) a $1.0 million decrease in accounts receivable, (v) a $1.7 million increase in deferred revenue, (vi) a $1.4 million increase in other non-current liabilities, and (vii) a $1.1 million increase in income taxes payable. These items were partially offset by: (i) a $1.2 million increase in inventory levels (ii) a $0.6 million decrease in accrued expenses, and (iii) a $0.3 million decrease in accounts payable.

Cash Flow – Investing Activities

Net cash used in investing activities was $40.0 million and $0.5 million for the three months ended March 31, 2016, and 2015, respectively.

Net cash used in investing activities during the three months ended March 31, 2016 was primarily attributable to the acquisition of Broadsmart.

Net cash used in investing activities during the three months ended March 31, 2015 was primarily attributable to $0.5 million used to purchase equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the three months ended March 31, 2016 and 2015, respectively.

Other Liabilities

As of March 31, 2016, we no longer have an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015. Refer to Note 8, “Other Liabilities,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 for further details.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                   Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares from time to time on the open market or in privately negotiated transactions as management deems appropriate up to a maximum cumulative repurchase authority of $20.0 million. The primary objective of our stock repurchase program was to improve stockholders’ returns. We expended the full $20.0 million under our repurchase program during the year-ended December 31, 2015 and as a result no further purchases are authorized pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 2,329,003 ordinary shares under this program through December 31, 2015. There were no purchases under the share repurchase program during the three months ended March 31, 2016 or 2015.

ITEM 3.                      Defaults Upon Senior Securities

Not applicable.

ITEM 4.                      Mine Safety Disclosures

Not applicable.

ITEM 5.                      Other Information

Not applicable.

ITEM 6.                      Exhibits

2.1
Asset Purchase Agreement, dated as of March 15, 2016, by and among Todd A. Correll, Thomas J. Tharrington, North American Telecommunications Corporation, and magicJack Business Subsidiary, Inc., a subsidiary of the Company and the Company (solely as guarantor of the obligations of magicJack Business Subsidiary, Inc.)[1]

10.22
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Todd A. Correll.

10.23
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Thomas J. Tharrington.

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

[1] – The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)
Dated: May 10, 2016	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: May 10, 2016	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer