Form 10-Q/A
period 2016-03-31
MAGICJACK VOCALTEC LTD
filed 2016-05-12
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

(MARK ONE)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated filer	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 15,855,358 ordinary shares with no par value outstanding at April 30, 2016.

Explanatory Note

magicJack Vocaltec Ltd. (the "Company") is filing this Amendment No. 1 to Form 10-Q (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the "Form 10-Q") originally filed with the Securities and Exchange Commission (the "Commission") on May 10, 2016.  The purpose of this Amendment is to file Exhibit 2.1, 10.22 and 10.23, which were inadvertently omitted from the original filing of the Form 10-Q.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 2.1, 10.22, 10.23, 31.3 and 31.4.  No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.[2]
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.[2]
31.3	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.4	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.[2]
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.[2]

[1] – The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.

[2] – Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 on May 10, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)

Dated: May 12, 2016	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer

Dated: May 12, 2016	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer