Form 10-Q
period 2016-06-30
MAGICJACK VOCALTEC LTD
filed 2016-08-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 15,855,362 ordinary shares with no par value outstanding at July 31, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,681	$78,589
Investments, at fair value	447	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $536 and $455, respectively	2,627	2,925
Inventories	4,430	5,723
Deferred costs	1,822	2,097
Prepaid income taxes	852	2,747
Deposits and other current assets	2,752	2,655
Total current assets	59,611	95,103

Property and equipment, net	3,773	3,302
Intangible assets, net	31,419	6,687
Goodwill	47,485	32,304
Deferred tax assets, non-current	29,829	30,689
Deposits and other non-current assets	887	751
Total assets	$173,004	$168,836
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,549	$1,086
Accrued expenses and other current liabilities	6,369	6,284
Deferred revenue, current portion	50,389	52,554
Total current liabilities	58,307	59,924

Deferred revenue, net of current portion	47,484	50,146
Other non-current liabilities	12,369	11,098
Total liabilities	118,160	121,168

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,037 and 25,036 shares
issued at June 30, 2016 and December 31, 2015, respectively	111,774	111,773
Additional paid-in capital	14,750	14,573
Treasury stock (9,182 and 9,426 shares at June 30, 2016
and December 31, 2015, respectively)	(123,023)	(126,772)
Retained earnings	51,647	48,094
Total magicJack VocalTec, LTD. shareholders's equity	55,148	47,668
Noncontrolling interest	(304)	-
Total capital equity	54,844	47,668
Total liabilities and capital equity	$173,004	$168,836

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenues	$25,301	$25,410	$49,000	$50,922
Cost of revenues	9,838	8,669	18,047	18,136
Gross profit	15,463	16,741	30,953	32,786

Operating expenses:
Marketing	1,758	1,833	2,979	4,583
General and administrative	8,252	7,311	17,187	15,011
Research and development	1,247	1,168	2,347	2,330
Total operating expenses	11,257	10,312	22,513	21,924
Operating income	4,206	6,429	8,440	10,862

Other income (expense):
Interest and dividend income	9	6	16	17
Interest expense	-	(23)	-	(57)
Other (expense) income, net	2	(6)	(5)	(6)
Total other income (expense)	11	(23)	11	(46)
Income before income taxes	4,217	6,406	8,451	10,816
Income tax expense (benefit)	1,702	(546)	5,202	2,556
Net income	2,515	6,952	3,249	8,260
Net loss attributable to noncontrolling interest	304	-	304	-
Net income attributable to common shareholders	$2,819	$6,952	$3,553	$8,260

Net Income per common share:
Basic	$0.18	$0.39	$0.23	$0.46
Diluted	$0.18	$0.39	$0.22	$0.46

Weighted average ordinary shares outstanding:
Basic	15,853	17,694	15,750	17,781
Diluted	15,872	17,721	15,914	17,816

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,515	$6,952	$3,249	$8,260
Other comprehensive income (loss):
Comprehensive loss attributable to noncontrolling interest	304	-	304	-
Comprehensive income attributable to common shareholders	$2,819	$6,952	$3,553	$8,260

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Noncontrolling Interest	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2016	25,036	$111,773	$14,573	(9,426)	$(126,772)	$48,094	$-	$47,668

Exercise of ordinary share options	1	1	-	-	-	-	-	1
Share-based compensation	-	-	2,250	-	-	-	-	2,250
Issuance of ordinary shares	-	-	(140)	11	140	-	-	-
Issuance of shares for acquisition	-	-	(1,933)	233	3,609	-	-	1,676
Net income	-	-	-	-	-	3,553	(304)	3,249
Balance, June 30, 2016 (unaudited)	25,037	$111,774	$14,750	(9,182)	$(123,023)	$51,647	$(304)	$54,844

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net income	$3,249	$8,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	152	71
Share-based compensation	2,250	2,700
Depreciation and amortization	2,182	2,024
Increase (release) of uncertain tax positions	1,187	(294)
Deferred income tax provision	935	2,999
Interest expense - non-cash	-	57
Change in operating assets and liabilities
Accounts receivable	713	1,561
Inventories	1,595	(1,136)
Deferred costs	275	599
Prepaid Income taxes	1,912	6,104
Deposits and other current assets	(431)	(380)
Other non-current assets	(40)	(13)
Accounts payable	455	(1,596)
Income taxes payable	-	(559)
Accrued expenses and other current liabilities	(1,016)	(1,956)
Deferred revenue	(4,999)	(2,595)
Other non-current liabilities	(70)	(2,171)
Net cash provided by operating activities	8,349	13,675

Cash flows from investing activities:
Purchase of investments	(80)	-
Purchases of property and equipment	(159)	(548)
Acquisition of Broadsmart	(40,019)	-
Net cash used in investing activities	(40,258)	(548)

Cash flows from financing activities:
Purchase of treasury stock	-	(5,151)
Repurchase of ordinary shares to settle withholding liability	-	(94)
Payment of other non-current liabilities	-	(1,500)
Proceeds from exercise of ordinary share options	1	-
Net cash provided by (used in) financing activities	1	(6,745)
Net (decrease) increase in cash and cash equivalents	(31,908)	6,382
Cash and cash equivalents, beginning of period	78,589	75,945
Cash and cash equivalents, end of period	$46,681	$82,327

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2016	2015

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$1,240	$3,200
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$1,676	$-

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

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of voice-over-Internet-Protocol (“VoIP”) services, and is the developer and provider of the magicJack product line. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with offices in West Palm Beach, Florida.

In March 2016, the Company acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”). Broadsmart is a leading hosted UCaaS (Unified Communication as a Service) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of designing, provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end small-to-medium-sized businesses (SMBs) and enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, the Company intends to provide easy-to-buy, simple-to-use VOIP services to small businesses at disruptive prices. The Company is currently in the final stages of product development for its first SMB product offering and expects to begin sales in the third quarter of 2016.

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

Approximately 90% of the Company’s revenues in the three and six months ended June 30, 2016 and 2015 were from sales to customers located in the United States. The majority of the Company’s revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $19.5 million and $21.9 million for the three months ended June 30, 2016 and 2015, respectively, and $39.6 million and $43.7 million for the six months ended June 30, 2016 and 2015, respectively. The Company also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 14 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack devices, usage of domestic and international prepaid minutes, access charges to other carriers, recurring sales of the Company’s hosted UCaaS voice services, non-recurring sales of equipment related to its UCaaS services and other miscellaneous charges. The Company typically enters into multi-year agreements, typically with durations of three to five years, to provide the hosted voice and other services. The Company earns revenue from the sale of the hardware and network equipment necessary to operate its UCaaS services directly to its customers. All revenue is recorded net of sales returns and allowances.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2016 and 2015, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

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

UCaaS Revenue

The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenue from the sale of equipment purchased but not yet delivered and installed is deferred and recognized in the period that the hardware or equipment is put into service.

Deferred Revenues

Deferred revenues consist of billings and payments for magicJack devices, sales of access rights received in advance of revenue recognition, billings and payments for equipment purchased by customers, but not yet delivered and sales of maintenance services in advance of revenue recognition. The Company bills and collects in advance for magicJack devices, which include the access right for the software to access its servers for an initial access right period in order to obtain free domestic local and long distance broadband telephone service. Equipment revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed. Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

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

Cost of revenues related to the Company’s UCaaS services includes direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers along with related shipping and installation costs. Costs are recognized as services are provided.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

Marketing Expenses

Marketing expenses of $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.0 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Advertising media buys	$751	$1,206	$1,416	$3,163
Marketing personnel related	199	387	387	925
Other marketing projects	808	240	1,176	495
Total Marketing Expense	$1,758	$1,833	$2,979	$4,583

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs. Research and development expenses were $1.3 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

Investments

Investments are held in interest bearing time deposits with terms longer than three months from the date of acquisition.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. Cash equivalents generally consist of money market instruments and U.S. government notes.

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At June 30, 2016, the Company had cash and cash equivalents totaling $46.7 million, which included (i) $46.5 million in U.S. financial institutions, and (ii) $0.2 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks which included $1.9 million in one individual financial institution, were fully insured except for $221 thousand that exceeded insurance limits at June 30, 2016. The Company had money market accounts with financial institutions with balances totaling approximately $44.1 million at June 30, 2016.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at June 30, 2016. One telecommunication carrier accounted for approximately 11% of gross accounts receivable at December 31, 2015. For the three and six months ended June 30, 2016 and 2015, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 11% and 14% of gross accounts receivable at June 30, 2016 and December 31, 2015, respectively. For the three and six months ended June 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of June 30, 2016 and December 31, 2015, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment at June 30, 2016.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the first quarter of 2016, management will be evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 15 - “Segment Reporting” for further details.

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

If the two-step goodwill impairment test is required to be performed, under the first step, the fair value of a reporting unit is compared with its carrying value (including goodwill). If the fair value of a reporting unit is less than its carrying value, the Company proceeds to step two of the goodwill impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of a reporting unit’s goodwill. Fair value of a reporting unit is determined using a discounted cash flow analysis. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2015, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at June 30, 2016.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company decreased the valuation allowance by $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively. The Company increased the valuation allowance by $0.7 million and $0.5 million during the three and six months ended June 30, 2015, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $1.2 million in the three and six months ended June 30, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.  No adjustments were made to the liability for uncertain tax positions during the three and six months ended June 30, 2015.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At June 30, 2016, the estimated annual effective income tax rate is expected to approximate 34.9%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08 to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU 2016-12, which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

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

NOTE 3 – INVESTMENTS

Investments consist of time deposits with maturity dates of greater than 90 days totaling $447 thousand and $367 thousand at June 30, 2016 and December 31, 2015, respectively.

The fair value of time deposits at June 30, 2016 and December 31, 2015 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There was no realized gain or loss on investments for the three and six months ended June 30, 2016 and June 30, 2015.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials	$1,250	$1,498
Finished goods	3,180	4,225
Total	$4,430	$5,723

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and customer equipment. The Company wrote-off approximately $3 thousand and $82 thousand of obsolete inventory during the three months ended June 30, 2016 and June 30, 2015, respectively and $80 thousand and $102 thousand of obsolete inventory during the six months ended June 30, 2016 and June 30, 2015, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2016	2015

Switches	3 - 15	$9,346	$8,606
Computers	3	2,743	2,707
Furniture	5 - 7	160	257
Leasehold-improvements	*	808	701
Accumulated depreciation		(9,284)	(8,969)
Total		$3,773	$3,302

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively.

NOTE 6 – INTANGIBLES ASSETS

As of June 30, 2016 and December 31, 2015, the Company had intangible assets with carrying values of $31.4 million and $6.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $3.4 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated	June 30, 2016				December 31, 2015
	Useful	Gross			Weighted-	Gross			Weighted-
	Lives	Carrying	Accumulated		Average	Carrying	Accumulated		Average
	(in years)	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life

Technology	3 - 17	$3,110	$(2,766)	$344	4.66	$4,930	$(4,497)	$433	4.83
Intellectual property rights	3 - 17	14,161	(10,209)	3,952	5.10	14,161	(9,623)	4,538	5.36
Covenants not-to-compete
and not-to-sue	2 - 5	2,185	(2,095)	90	3.67	2,085	(1,911)	174	0.42
Tradename	3 - 6	321	(321)	-	-	321	(321)	-	-
Customer relationships	5 - 16	22,600	(1,172)	21,428	10.50	500	(500)	-	-
Backlog	1	800	(800)	-	-	800	(800)	-	-
Software License	10	885	(36)	849	9.75	-	-	-	-
Process know how	5	1,100	(32)	1,068	6.58	-	-	-	-
Other		470	(193)	277	2.5	470	(138)	332	3.00
Total		$45,632	$(17,624)	$28,008		$23,267	$(17,790)	$5,477

Amortization expense for the three months ended June 30, 2016 and 2015 was $1.1 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $1.7 million and $1.6 million, respectively. Based on the carrying value of identified intangible assets recorded at June 30, 2016, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2016	$2,006
2017	3,981
2018	3,446
2019	3,112
2020	2,862
Thereafter	12,601
$28,008

NOTE 7 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015

magicJack devices	$7,696	$9,352
Access right renewals	39,897	40,677
Prepaid minutes	2,630	2,525
Other	166	-
Deferred revenue, current	50,389	52,554

Deferred revenue, non-current*	47,484	50,146
Total deferred revenues	$97,873	$102,700

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $3.2 million and $3.8 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $6.7 million and $8.2 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 8 – OTHER LIABILITIES

In the prior year the Company had an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, which was secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015.  As of June 30, 2016 and 2015, no amounts were included in the Company’s condensed consolidated balance sheet.

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

NOTE 10 –TREASURY STOCK

On March 17, 2016, the Company issued 233,402 of its ordinary shares held as treasury stock with a cost of $3.6 million, or $15.46 per shares, as part of the consideration paid for the Broadsmart acquisition. Refer to Note 14 - “Acquisition of Business” for further details. In March 2016, the Company issued 2,016 of its ordinary shares held as treasury shares with a cost of $25 thousand, or $12.24 per share, to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting. In addition, in April 2016, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, or $12.31 per share, to Board members as a result of restricted stock units that were issued in mid-2014, vesting.

The changes in treasury stock during the six months ended June 30, 2016 are as follows (in thousands, except for number of shares):

	Six Months Ended
	June 30, 2016
	Number	Amount

Balance, beginning of period	9,426,399	$126,772
Ordinary shares issued for
Broadsmart acquisition	(233,402)	(3,609)
Ordinary shares issued due to
vesting of restricted stock units	(11,352)	(140)
Balance, end of period	9,181,645	$123,023

NOTE 11 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of June 30, 2016, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the six months ended June 30, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock units for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Ordinary share options	$822	$1,143	$1,458	$2,140
Restricted stock units	425	274	792	560
	$1,247	$1,417	$2,250	$2,700

The detail of total stock-based compensation recognized by classification on the unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Cost of revenues	$23	$(16)	$29	$16
Marketing	33	148	76	341
General and administrative	1,123	1,204	2,019	2,056
Research and development	68	81	126	287
	$1,247	$1,417	$2,250	$2,700

The decrease in share based compensation for the three and six months ended June 30, 2016, is due primarily to the expense associated with previous awards being fully amortized exceeding the expense associated with new awards.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2015, and six months ended June 30, 2016 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2015	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(400)	$0.45
Forfeited	(34,740)	$8.83
Expired or cancelled	(102,500)	$13.59
Outstanding at June 30, 2016 (unaudited)	3,496,827	$11.14	3.61	$-
Vested at June 30, 2016 (unaudited)	1,312,582	$15.52	2.13	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $0.8 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively and approximately $1.5 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. The total intrinsic value of ordinary share options exercised during the six months ended June 30, 2016 and 2015 was $4 thousand and $0, respectively. As of June 30, 2016, there was approximately $5.2 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 2.77 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. There were no ordinary share options granted during the six months ended June 30, 2015. The Company granted 1,107,040 ordinary share options during the six months ended June 30, 2016 with a weighted average fair value of $2.75. The grants were measured using the following assumptions:

	Six Months Ended June 30,
	2016	2015
Expected term (in years)	3.50	-
Dividend yield	0.00%	-
Expected volatility	52.15% to 52.47%	-
Risk free interest rate	0.95% to 1.13%	-
Forfeiture rate	0.00%	-

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the six months ended June 30, 2016 the Company granted 295,305 restricted stock units under the 2013 Plans, as amended. During the six months ended June 30, 2015, the Company did not grant any restricted stock units under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2016:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2015	443,102	$10.20
Granted	295,305	$6.07
Vested	(11,348)	$18.45
Forfeited	(9,903)	$7.96
Non-vested at June 30, 2016	717,156	$8.40

Share-based compensation expense recognized for restricted stock units was approximately $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and was approximately $0.8 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $4.1 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 1.31 years.

NOTE 12 – INCOME TAXES

Total income tax expense / (benefit) was $1.7 million and ($0.5) million for the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The principal components of the Company’s income taxes for the three and six months ended June 30, 2016 and 2015 are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Income before income taxes	$4,217	$6,406	$8,451	$10,816
Income tax expense (benefit)	1,702	(546)	5,202	2,556
Effective income tax rate	40.36%	(8.52)%	61.55%	23.63%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than the Company’s U.S. federal income tax rate which is 35% as of June 30, 2016.

For the six months ended June 30, 2016, the Company recorded income tax expense of $5.2 million, which is higher than the expected tax provision of $2.9 million, using the statutory rate of 35%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.7 million, a decrease to deferred tax assets associated with expired stock options of $0.2 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:	(in thousands)
Net income attributable to common shareholders	$2,819	$6,952	$3,553	$8,260

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	15,853	17,694	15,750	17,781
Effect of dilutive options to purchase ordinary shares	17	7	157	7
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	2	20	7	28
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	15,872	17,721	15,914	17,816

Net income per common share attributable to shareholders
Basic	$0.18	$0.39	$0.23	$0.46
Diluted	$0.18	$0.39	$0.22	$0.46

For the three months ended June 30, 2016 and 2015, 3,812,183 and 1,900,519 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive. For the six months ended June 30, 2016 and 2015, 2,812,183 and 1,900,519 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

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

The Agreement provided that the Company would acquire substantially all of the assets and assume certain liabilities of the Seller in exchange for approximately $38.0 million in cash, plus unregistered ordinary shares of the Company worth $1.8 million, valued based on the average of the previous 30 days stock price, subject to certain adjustments, including an adjustment for working capital and indebtedness. The Agreement also provided for an additional contingent payment of up to $200,000 in cash to the Seller Shareholders in the event that certain two individuals currently employed by the Seller fail to accept the Company's employment offer within thirty days of the completion of the acquisition (the contingent payment is $100,000 in the event that one of the two individuals fails to accept such employment offer). This amount is included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Lastly, the Seller Shareholders will receive an additional contingent payment of $2.0 million in cash if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of close. No asset or liability is included in the accompanying Condensed Consolidated Balance Sheet for this item.

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

On March 17, 2016, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Broadsmart upon the terms and conditions of the Agreement.

The Company issued 233,402 shares of the Company's ordinary shares from treasury stock with a fair value of $1.7 million based on closing market price per share as of the date of the acquisition to the Seller in satisfaction of the stock consideration provided in the Agreement. The Company also granted stock options to each of the Seller Shareholders to purchase 500,000 shares of the Company's ordinary shares in conjunction with each of them entering into an employment agreement with the Company which is considered compensation expense. The stock options shall vest as follows: 50% will vest in even annual increments over the next three-year period if the Seller Shareholders remain employed with the Company as of each respective vesting date, and 50% will vest over the next three-year period if Broadsmart achieves certain designated revenue and EBITDA targets. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The Agreement also provided for an additional contingent payment of up to $1.0 million in cash from the Seller Shareholders to certain two non-shareholders currently employed by the Seller Shareholders in the event those two individuals accept the Company's employment offer and remain employed by the Company through and including December 15, 2016. No expense has been recorded for this as no agreement has been reached on employment offers with the two non-shareholders.

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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the three and six months ended June 30, 2016 and 2015 as if the acquisition of Broadsmart had occurred on January 1, 2015. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues	$25,301	$28,511	$51,540	$57,158

Net Income	$2,539	$6,881	$3,658	$8,090

The pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation, interest expense, and transaction costs expensed during the period.

NOTE 15 – SEGMENT REPORTING

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and assess performance.

Historically, the Company has not had separate operating segments. However, with the acquisition of Broadsmart in March 2016 (see Note 14 above) and the founding of the SMB business during the first quarter of 2016, management will be evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

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

SMB

Through this operating segment, started during the first quarter of 2016, the Company intends to provide VOIP services to small businesses. The company is currently in the final stages of product development for its first SMB product offering and expects to begin sales in the third quarter of 2016.

Operating segment information for the three and six months ended June 30, 2016 is summarized as follows (in thousands):

	For the Three Months ended June 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Net revenues	$22,334	2,967	$-	$25,301
Cost of revenues	7,362	2,462	14	9,838
Gross profit	14,972	505	(14)	15,463

Marketing	1,309	80	369	1,758
General and administrative	5,573	1,131	1,548	8,252
Research and development	952	-	295	1,247
Interest and dividend income	(9)	-	-	(9)
Other (income) expenses, net	(2)	-	-	(2)
Income tax expense (benefit)	2,621	(245)	(674)	1,702
Net income (loss)	$4,528	$(461)	$(1,552)	$2,515

Total assets	$129,064	$42,886	$1,054	$173,004
Capital expenditures	$5	$-	$154	$159
Goodwill	$32,304	$15,181	$-	$47,485

	For the Six Months ended June 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Net revenues	$45,553	3,447	$-	$49,000
Cost of revenues	15,304	2,729	14	18,047
Gross profit	30,249	718	(14)	30,953

Marketing	2,528	77	374	2,979
General and administrative	12,768	1,373	3,046	17,187
Research and development	1,982	-	365	2,347
Interest and dividend income	(16)	-	-	(16)
Other expenses, net	5	-	-	5
Income tax expense (benefit)	6,680	(255)	(1,223)	5,202
Net income (loss)	$6,302	$(477)	$(2,576)	$3,249

Total assets	$129,064	$42,886	$1,054	$173,004
Capital expenditures	$5	$-	$154	$159
Goodwill	$32,304	$15,181	$-	$47,485

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2016 and for the three month and six month periods ended June 30, 2016 and 2015, as well as our Annual Report on Form 10-K for the year ended December 31, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

magicJack VocalTec is a vertically integrated group of companies. We own a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, and the developer and provider of the magicJack product line. We also wholesale telephone services to VoIP providers and telecommunications carriers.

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

During the first quarter of 2016, we created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, we intend to provide easy-to-buy, simple-to-use VOIP services to small businesses at disruptive prices. We are currently in the final stages of product development for our first SMB product offering and expect to begin sales in the third quarter of 2016.

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

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and six months ended June 30, 2016 and 2015 were derived from sales to customers located in the United States. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we are reporting the results of operations for these new business lines as separate business segments.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 14 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the six months ended June 30, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

REVENUE RECOGNITION

For the core Consumer business, net revenues consists of revenue from sales of the magicJack devices to retailers, wholesalers or directly to customers, access rights fees, fees charged for shipping the magicJack devices, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges for telecommunication usage. Revenue is recorded net of sales returns and allowances.

For the Enterprise business, net revenues consist of revenues from the sale of hosted services, usage charges, hardware and network equipment sales, and other one-time miscellaneous service charges.

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

UCaaS Revenue

The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges. Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenue from the sale of equipment purchased but not yet delivered and installed is deferred and recognized in the period that the hardware or equipment is put into service.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three and six months ended June 30, 2016 and 2015, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We decreased the valuation allowance by $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively. We increased the valuation allowance by $0.7 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $1.2 million during the six months ended June 30, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of previously recorded Israeli uncertain tax positions. We did not make any adjustments to the liability for uncertain tax positions during the three and six months ended June 30, 2015.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At June 30, 2016, the estimated annual effective income tax rate is expected to approximate 34.9%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

	Three Months Ended June 30,		2016 Compared to		Six Months Ended June 30,		2016 Compared to
	2016	2015	2015		2016	2015	2015
Net Revenues
Sale of magicJack devices	$3,227	$4,237	$(1,010)	(23.8)%	$6,792	$7,621	$(829)	(10.9)%
Access right renewals	14,791	16,540	(1,749)	(10.6)	30,008	33,615	(3,607)	(10.7)
Shipping and handling	172	232	(60)	(25.9)	381	420	(39)	(9.3)
magicJack-related products	1,324	910	414	45.5	2,444	2,127	317	14.9
Prepaid minutes	1,526	2,140	(614)	(28.7)	3,216	4,374	(1,158)	(26.5)
Access and wholesale charges	1,322	1,348	(26)	(1.9)	2,740	2,758	(18)	(0.7)
Broadsmart	2,933	-	2,933	100.0	3,413	-	3,413	100.0
Other	6	3	3	100.0	6	7	(1)	(14.3)
Total Net Revenue	25,301	25,410	(109)	(0.4)	49,000	50,922	(1,922)	(3.8)

Cost of Revenues
Cost of magicJack devices	2,119	2,013	106	5.3	4,125	4,160	(35)	(0.8)
Shipping and handling	393	305	88	28.9	829	601	228	37.9
Credit card processing fees	449	544	(95)	(17.5)	964	1,221	(257)	(21.0)
Network and carrier charges	3,209	3,827	(618)	(16.1)	6,735	8,166	(1,431)	(17.5)
Broadsmart	2,461	-	2,461	100.0	2,729	-	2,729	100.0
Other	1,207	1,980	(773)	(39.0)	2,665	3,988	(1,323)	(33.2)
Total Cost of Revenues	9,838	8,669	1,169	13.5	18,047	18,136	(89)	(0.5)

Gross Profit	15,463	16,741	(1,278)	(7.6)	30,953	32,786	(1,833)	(5.6)

Operating expenses:
Marketing	1,758	1,833	(75)	(4.1)	2,979	4,583	(1,604)	(35.0)
General and administrative	8,252	7,311	941	12.9	17,187	15,011	2,176	14.5
Research and development	1,247	1,168	79	6.8	2,347	2,330	17	0.7
Total operating expenses	11,257	10,312	945	9.2	22,513	21,924	589	2.7
Operating income	4,206	6,429	(2,223)	(34.6)	8,440	10,862	(2,422)	(22.3)

Other income (expense):
Interest and dividend income	9	6	3	*	16	17	(1)	*
Interest expense	-	(23)	23	*	-	(57)	57	*
Other (expense) income, net	2	(6)	8	*	(5)	(6)	1	*
Total other income (expense)	11	(23)	34	*	11	(46)	57	*
Income before income taxes	4,217	6,406	(2,189)	(34.2)	8,451	10,816	(2,365)	(21.9)
Income tax expense	1,702	(546)	2,248	411.7	5,202	2,556	2,646	103.5
Net income	$2,515	$6,952	$(4,437)	(63.8)	$3,249	$8,260	$(5,011)	(60.7)

* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•	Sales of the magicJack devices – represents revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial three, six or twelve months access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•	Access right renewals – represents revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to paid subscribers of the magicAPP and are recognized ratably over the access right period;

•	Shipping and handling – represents charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three, six or twelve months access right period associated with the magicJack device;

•	magicJack-related products – represents revenues recognized from the sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, and (iv) insurance covering the replacement of a damaged or lost device;

•	Prepaid minutes – represents revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks;

•	Access and wholesale charges – represents revenues generated from: (i) access fees charged to other telecommunication carriers or providers for IXC calls terminated to our end-users, and (ii) fees charged to telecommunications carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments;

•	Broadsmart – represents revenues recognized from: (i) recurring monthly service revenue from sales of its hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered; and

•	Other – represents primarily revenues generated by ancillary revenue sources.

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•	Cost of magicJack devices sold – represents the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers over the period associated with the initial three, six or twelve months access right period;

•	Shipping and handling – represents freight, postage and other transportation costs related to: (i) transportation of the magicJack devices from the manufacturer to our warehouse and distribution center, and (ii) freight, shipping and handling fees incurred to ship the magicJack devices to retailers and directly to customers. These costs are expensed as incurred;

•	Credit card processing fees – represents transaction and other fees incurred as a result of accepting credit card payments for sales of magicJack devices, access right renewals, shipping and handling charges, magicJack related products and prepaid minutes sold directly to customers through our website. These fees are expensed as incurred;

•	Network and carrier charges – represents facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunications carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred;

•	Broadsmart – represents the cost of providing the recurring monthly hosted services including, network usage charges, customer internet access, amortization expense and commissions as well as the cost of hardware and network equipment related to non-recurring sales. These costs are expensed as incurred; and

•	Other cost of revenues – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from discontinued revenue sources.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015

Net Revenues

Total net revenue was $25.3 million and $25.4 million for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $0.1 million, or 0.4%. The decrease in the components of net revenues was primarily attributable to the following:

•	$1.0 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume;

•	$1.7 million decrease in access right renewal revenues; and

•	$0.6 million decrease in revenues from prepaid minutes resulting from lower usage levels;

These decreases in components of net revenue were partially offset by $2.9 million of revenue for Broadsmart for the three months ended June 30, 2016, and a $0.4 million increase in revenues from the sale of magicJack related products.

For the three months ended June 30, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 46% and 70%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 54% and 30%, respectively, of magicJack devices sold. For the three months ended June 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $9.8 million and $8.7 million for the three months ended June 30, 2016 and 2015, respectively, representing an increase of approximately $1.2 million, or 13.5%. This increase in cost of revenues was primarily attributable to: (i) $2.7 million in Broadsmart related cost of goods sold which included approximately $0.7 million in depreciation and amortization expense related to acquired assets, (ii) a $0.1 million increase in shipping and handling costs reflecting an increase in direct sales volume, and (iii) a $0.1 million increase in the cost of magicJack devices. These increases in components of cost of revenues were partially offset by: (i) a $0.6 million decrease in network and carrier charges primarily as a result of lower traffic, (ii) a $0.1 million decrease in credit card processing fees, and (iii) $1.0 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs.

Operating Expenses

Total operating expenses were $11.2 million and $10.3 million for three months ended June 30, 2016 and 2015, respectively, representing an increase of $0.9 million, or 9.2%. This increase in operating expenses is primarily attributable to a $0.9 million increase in General and Administrative (“G&A”) expense primarily reflecting: (i) $1.5 million in costs associated with the investment in the SMB segment, and (ii) $1.1 million in costs associated with Broadsmart. These additional new costs were partially offset by cost reductions in the core Consumer segment totaling $1.7 million, primarily in the areas of personnel related costs and customer care costs. Additionally, a $0.1 million increase in research and development costs was offset by a $0.1 decrease in marketing related costs.

Income Taxes

Total income tax expense was $1.7 million and ($0.5) million for the three months ended June 30, 2016 and 2015, respectively. The principal components of our income taxes for the three months ended June 30, 2016 and 2015 are the following (in thousands):

	Three Months Ended
	June 30,
	2016	2015

Income before income taxes	$4,217	$6,406
Income tax expense (benefit)	1,702	(546)
Effective income tax rate	40.36%	(8.52)%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than our U.S. federal income tax rate which is 35% as of June 30, 2016.

For the three months ended June 30, 2016, we recorded an income tax expense of $1.7 million, which is higher than the expected tax provision of $1.4 million, using the statutory income tax rate of 35% primarily due to increases to uncertain tax positions, a decrease to deferred tax assets associated with expired stock options, and other various discrete items totaling $0.3 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2016 estimated annual effective tax rate is expected to approximate 34.9%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $2.5 million in the three months ended June 30, 2016, as compared to net income of $7.0 million in the three months ended June 30, 2015. Net income (loss) per diluted share decreased to $0.18 per ordinary share for the three months ended June 30, 2016, as compared to $0.39 per ordinary share in the prior year comparable period primarily as a result of decreased profitability reflecting lower revenues and higher cost of revenues, operating expenses and income tax expense which was partially offset by a reduction in the number of diluted shares outstanding reflecting the impact of our 2015 share-buy-back program.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

Net Revenues

Total net revenue was $49.0 million and $50.9 million for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $1.9 million, or 3.8%. The decrease in the components of net revenues was primarily attributable to the following:

•	$3.6 million decrease in access right renewal revenues;

•	$1.2 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.8 million decrease in magicJack device sales revenues, primarily reflecting lower retail sales volumes.

These decreases in components of net revenue were partially offset by $3.4 million in sales related to Broadsmart and a $0.3 million increase in revenues from the sale of magicJack-related products.

For the six months ended June 30, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 53% and 68%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 47% and 32%, respectively, of magicJack devices sold. For the six months ended June 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $18.0 million and $18.1 million for the six months ended June 30, 2016 and 2015, respectively, representing a slight decrease of approximately $0.1 million, or 0.5%. This slight decrease in cost of revenues was primarily attributable to: (i) a $1.4 million decrease in network and carrier charges primarily as a result of lower traffic, (ii) a $0.3 million decrease in credit card processing fees, and (iii) a $1.3 million decrease in other cost of revenues primarily attributable to lower amortization expense and a decrease in overhead allocation reflecting lower personnel related costs. These decreases in components of cost of revenues were partially offset by a $0.2 million increase in shipping and handling costs, and $2.7 million in costs for Broadsmart.

Operating Expenses

Total operating expenses were $22.5 million and $21.9 million for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $0.6 million, or 2.7%. This increase in operating expenses is primarily attributable to a $2.2 million increase in G&A expense primarily reflecting; (i) $3.0 million in costs associated with the investment in the SMB segment, and (ii) $1.4 million in costs associated with Broadsmart. These additional new costs were partially offset by cost reductions in the core Consumer segment totaling $2.2 million, primarily in the areas of personnel related costs, legal costs, and customer care related costs. This increase in G&A related costs was partially offset by a $1.6 million decrease in marketing expense reflecting reduced media buys and lower marketing related personnel costs.

Income Taxes

Total income tax expense was $5.2 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. The principal components of our income taxes for the six months ended June 30, 2016 and 2015 are the following (in thousands):
	Six Months Ended
	June 30,
	2016	2015

Income before income taxes	$8,451	$10,816
Income tax expense (benefit)	5,202	2,556
Effective income tax rate	61.55%	23.63%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than our U.S. federal income tax rate which is 35% as of June 30, 2016.

For the six months ended June 30, 2016, we recorded an income tax expense of $5.2 million, which is higher than the expected tax provision of $2.9 million, using the statutory income tax rate of 35% due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in discrete tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.7 million, and a decrease to deferred tax assets associated with expired stock options and other discrete items of $0.2 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2016 estimated annual effective tax rate is expected to approximate 34.9%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $3.2 million in the six months ended June 30, 2016, as compared to net income of $8.3 million in the six months ended June 30, 2015. Net income (loss) per diluted share decreased to $0.22 per ordinary share for the six months ended June 30, 2016, as compared to $0.46 per ordinary share in the prior year comparable period primarily as a result of decreased profitability reflecting lower revenues and higher operating and income tax expense which was partially offset by a reduction in the number of diluted shares outstanding reflecting the impact of our 2015 share-buy-back program.

BUSINESS TRENDS

Revenues in our consumer segment continued to decline during the three and six months ended June 30, 2016. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates and limit customer churn. We are also maintaining our efforts to expand device sales to new markets, and with the launch of magicJack Connect to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion app service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicJack Connect APP, or a combination of both, in the United States and international markets.

On March 17, 2016, we completed the acquisition of substantially all of the assets of Broadsmart. In connection with the acquisition, we formed a new subsidiary, Broadsmart Global, Inc. Broadsmart has a track record of designing, provisioning and delivering complex Unified Communication as a Service (UCaaS) solutions to blue chip corporate customers on a nationwide basis. It has expertise in servicing enterprises with hundreds-to-thousands of locations. The business has been highly profitable, having generated approximately $13 million in revenues. We believe that if we successfully execute, there is significant growth potential for Broadsmart in the UCaaS space.

The two founders of Broadsmart have remained with the business as CEO and President, respectively, of Broadsmart Global, Inc. With the acquisition of Broadsmart, we are diversifying beyond our core business into UCaaS targeting high end SMB and enterprise customers.  Broadsmart has demonstrated that they know how to sell and service large enterprise customers with complex needs at thousands of locations in multiple geographies.  We intend to fully support them in maximizing their promising pipeline for new business and are exploring opportunities for Broadsmart to realize synergies by leveraging magicJack’s proprietary low cost infrastructure.

In addition to the Broadsmart acquisition, we are further transitioning towards business customers with the launch of our new SMB subsidiary in the fourth quarter of 2015. We began making investments in the new SMB business during the first quarter of 2016. In total, we plan to invest approximately $10 million to $12 million dollars in this new initiative during fiscal year 2016. We expect that this business line will leverage our core assets and give us the ability to sell these services at disruptive pricing to small-to-medium business customers. While we are not forecasting significant revenue from our SMB business in 2016, we believe that in the long term, if we successfully execute on this growth initiative, it has the potential to generate significant shareholder value.

Furthermore, in May 2016, we launched the magicJack Connect app for iOS and Android. The magicJack Connect app offers users free worldwide Wi-Fi app-to-app calling & messaging. The app also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year. With in-app purchase capability, other offers available on the magicJack Connect app include international calling plans for select countries, the ability to purchase local phone numbers from over 40 countries, and the ability to purchase international calling credits for consumers that prefer pay-as-you go options. We are focused on driving sales growth through monetizing magicJack Connect. The magicJack Connect APP competes with other large, well-capitalized global companies in the telecom APP industry who are introducing low priced consumer offers into the marketplace on an ongoing basis. Accordingly, we cannot assure that the features we are offering for monetization of the magicJack Connect APP will be attractive to consumers at the price points we are offering, or at all.

On the international front, although progress on the development of our relationship with Telefonica has been slower than anticipated, in February 2016 our continuing efforts resulted in the test launch of a new Mexico-based service offering named “Call U.S.”. The new service is being offered through Movistar, Telefonica’s mobile operator in Mexico, and is being made available to Movistar’s customers throughout Mexico, enabling them to purchase a U.S. phone number through which they can receive unlimited inbound calls from friends, relative or business contacts based in the United States. The service is integrated with Telefonica’s existing Movistar systems allowing customers to pay through the same channels that they currently use to pay for their core Movistar wireless service.

With the acquisition of Broadsmart, the investment in the magicJack SMB business and the continued efforts in improving and promoting the magicJack Connect App, we have taken significant steps to diversify our business from the consumer segment and into the SMB and UCaaS space, with magicJack SMB targeting smaller businesses and Broadsmart serving medium to large enterprises.

While we are pleased with the launch of the organic initiatives described above and the acquisition of Broadsmart, there can be no assurance that these initiatives will be successful and we cannot predict what impact, if any, these initiatives will ultimately have on our business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of June 30, 2016, we had cash and cash equivalents of $46.7 million, investments of $0.4 million and accounts receivables of $2.6 million. Our accounts payable at June 30, 2016 was $1.5 million.

During the six months ended June 30, 2016, we generated positive operating cash flows of $8.3 million, as compared to $13.7 million for the six months ended June 30, 2015. The $5.4 million decrease was primarily due to lower sales in the core magicJack business during the six months ended June 30, 2016, and higher general and administrative expenses, primarily reflecting investments in the SMB business segment and transaction related costs for the Broadsmart acquisition which were partially offset by lower marketing expenditures. Net income was $3.2 million for the six months ended June 30, 2016 as compared to $8.3 million for the six months ended June 30, 2015. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $8.3 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, net cash provided by operating activities was primarily attributable to: (i) $3.2 million of net income, (ii) $6.7 million in non-cash items consisting primarily of $2.3 million of stock-based compensation expense, $2.2 million of depreciation and amortization expense, a $0.9 million increase in the deferred income tax provision, and a $1.2 million increase in uncertain tax positions, (iii) a $0.7 million decrease in accounts receivable, (iv) a $1.6 million decrease in inventory levels, (v) a $0.3 million decrease in deferred costs, (vi) a $1.9 million decrease in prepaid income taxes, and (vii) a $0.4 million increase in accounts payable. These items were partially offset by: (i) a $5.0 million decrease in deferred revenue, (ii) a $1.0 million decrease in accrued expenses and other current liabilities, (iii) a $0.4 million increase in deposits and other current assets and (iii) a $0.1 million decrease in other non-current liabilities.

During the six months ended June 30, 2015, net cash provided by operating activities was primarily attributable to: (i) $8.3 million of net income, (ii) $7.6 million in non-cash items consisting primarily of $2.7 million of stock-based compensation expense, $2.0 million of depreciation and amortization expense, and a $3.0 million increase in deferred income tax provision, partially offset by a $0.3 million release of the uncertain tax positions, (iii) a $0.6 million decrease in deferred costs, (iv) a $1.6 million decrease in accounts receivable, and (v) a $5.7 million decrease in prepaid income taxes and other current assets. These items were partially offset by: (i) a $2.6 million decrease in deferred revenue, (ii) a $1.1 million increase in inventory levels (iii) a $2.0 million decrease in accrued expenses, (iv) a $0.6 million decrease in income taxes payable, (v) a $1.6 million decrease in accounts payable, and (vi) a $2.2 million decrease in other non-current liabilities.

Cash Flow – Investing Activities

Net cash used in investing activities was $40.3 million and $0.5 million for the six months ended June 30, 2016, and 2015, respectively.

Net cash used in investing activities during the six months ended June 30, 2016 was primarily attributable to the acquisition of Broadsmart.

Net cash used in investing activities during the six months ended June 30, 2015 was attributable to purchases of equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the six months ended June 30, 2016.  Net cash used in financing activities was $6.7 million for the six months ended June 30, 2015.

Net cash used in financing activities during the six months ended June 30, 2015 primarily consisted of $5.2 million in cash used to purchase 645,919 ordinary shares at an average price of $7.97 per share as part of our share repurchase program and $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Other Liabilities

As of June 30, 2016, we no longer have any outstanding indebtedness classified as other Liabilities. In the six months ended June 30, 2015, in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, the Company made the final non-interest bearing annual payment of $1.5 million in May 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares from time to time on the open market or in privately negotiated transactions as management deems appropriate up to a maximum cumulative repurchase authority of $20.0 million. The primary objective of our stock repurchase program was to improve stockholders’ returns. We expended the full $20.0 million under our repurchase program during the year-ended December 31, 2015 and as a result no further purchases are authorized pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 2,329,003 ordinary shares under this program through December 31, 2015. There were no purchases under the share repurchase program during the six months ended June 30, 2016. During the six months ended June 30, 2015, we expended $5.2 million under our repurchase program to purchase ordinary shares pursuant to the stock repurchase program. All shares purchased and not yet retired, are recorded as treasury stock. We repurchased 645,919 ordinary shares under this program through June 30, 2015.

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

magicJack VocalTec Ltd. (Registrant)
Dated: August 9, 2016	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: August 9, 2016	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer