Form 10-Q
period 2016-09-30
MAGICJACK VOCALTEC LTD
filed 2016-11-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

There were 15,896,695 ordinary shares with no par value outstanding at October 31, 2016.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51,526	$78,589
Investments, at fair value	447	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $528 and $455, respectively	2,626	2,925
Inventories	4,463	5,723
Deferred costs	2,316	2,097
Prepaid income taxes	602	2,747
Receivable from earnout escrow	2,000	-
Deposits and other current assets	2,508	2,655
Total current assets	66,488	95,103

Property and equipment, net	3,805	3,302
Intangible assets, net	29,924	6,687
Goodwill	47,485	32,304
Deferred tax assets, non-current	30,824	30,689
Deposits and other non-current assets	819	751
Total assets	$179,345	$168,836
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,780	$1,086
Income tax payable	1,764	-
Accrued expenses and other current liabilities	7,223	6,284
Deferred revenue, current portion	49,324	52,554
Total current liabilities	61,091	59,924

Deferred revenue, net of current portion	45,811	50,146
Other non-current liabilities	13,451	11,098
Total liabilities	120,353	121,168

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,039 and 25,036 shares
issued at September 30, 2016 and December 31, 2015, respectively	111,781	111,773
Additional paid-in capital	15,640	14,573
Treasury stock (9,179 and 9,426 shares at September 30, 2016
and December 31, 2015, respectively)	(122,994)	(126,772)
Retained earnings	55,046	48,094
Total magicJack VocalTec, LTD. shareholders's equity	59,473	47,668
Noncontrolling interest	(481)	-
Total capital equity	58,992	47,668
Total liabilities and capital equity	$179,345	$168,836

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$24,572	$25,409	$73,572	$76,331
Cost of revenues	9,509	8,225	27,556	26,361
Gross profit	15,063	17,184	46,016	49,970

Operating expenses:
Marketing	2,680	2,357	5,659	6,940
General and administrative	7,641	6,286	24,828	21,297
Research and development	1,314	1,088	3,661	3,418
Gain on mark-to-market	(2,000)	-	(2,000)	-
Total operating expenses	9,635	9,731	32,148	31,655
Operating income	5,428	7,453	13,868	18,315

Other income (expense):
Interest and dividend income	5	6	21	23
Interest expense	-	-	-	(57)
Other (expense) income, net	(6)	4	(11)	(2)
Total other (expense) income	(1)	10	10	(36)
Income before income taxes	5,427	7,463	13,878	18,279
Income tax expense	2,205	4,152	7,407	6,708
Net income	3,222	3,311	6,471	11,571
Net loss attributable to noncontrolling interest	177	-	481	-
Net income attributable to common shareholders	$3,399	$3,311	$6,952	$11,571

Net Income per common share:
Basic	$0.21	$0.20	$0.44	$0.66
Diluted	$0.21	$0.20	$0.44	$0.66

Weighted average ordinary shares outstanding:
Basic	15,857	16,651	15,786	17,400
Diluted	15,865	16,658	15,935	17,426

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$3,222	$3,311	$6,471	$11,571
Other comprehensive income (loss):
Comprehensive loss attributable to noncontrolling interest	177	-	481	-
Comprehensive income attributable to common shareholders	$3,399	$3,311	$6,952	$11,571

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non controlling Interest	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2016	25,036	$111,773	$14,573	(9,426)	$(126,772)	$48,094	$-	$47,668

Exercise of ordinary share options	3	8	-	-	-	-	-	8
Share-based compensation	-	-	3,169	-	-	-	-	3,169
Issuance of ordinary shares	-	-	(169)	14	169	-	-	-
Issuance of shares for acquisition	-	-	(1,933)	233	3,609	-	-	1,676
Net income	-	-	-	-	-	6,952	(481)	6,471
Balance, September 30, 2016 (unaudited)	25,039	$111,781	$15,640	(9,179)	$(122,994)	$55,046	$(481)	$58,992

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$6,471	$11,571
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	210	70
Share-based compensation	3,169	3,906
Depreciation and amortization	3,510	2,877
Gain on mark-to-market	(2,000)	-
Impairment of intangible assets	498	-
Increase (release) of uncertain tax positions	1,548	(1,124)
Deferred income tax provision	626	6,105
Interest expense - non-cash	-	57
Change in operating assets and liabilities
Accounts receivable	656	1,265
Inventories	1,562	(605)
Deferred costs	(219)	927
Prepaid income taxes	2,237	5,985
Deposits and other current assets	(187)	(909)
Other non-current assets	28	(6)
Accounts payable	1,495	(1,546)
Income taxes payable	1,764	(873)
Accrued expenses and other current liabilities	(237)	(1,511)
Deferred revenue	(7,737)	(6,869)
Other non-current liabilities	(110)	11
Net cash provided by operating activities	13,284	19,331

Cash flows from investing activities:
Purchase of investments	(80)	-
Purchases of property and equipment	(256)	(548)
Acquisition of Broadsmart	(40,019)	-
Net cash used in investing activities	(40,355)	(548)

Cash flows from financing activities:
Purchase of treasury stock	-	(13,565)
Repurchase of ordinary shares to settle withholding liability	-	(94)
Payment of other current liabilities	-	(1,500)
Proceeds from exercise of ordinary share options	8	-
Net cash provided by (used in) financing activities	8	(15,159)
Net (decrease) increase in cash and cash equivalents	(27,063)	3,624
Cash and cash equivalents, beginning of period	78,589	75,945
Cash and cash equivalents, end of period	$51,526	$79,569

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$1,304	$3,318
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$1,676	$-

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

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, the Company provides easy-to-buy, simple-to-use VoIP services to small businesses at disruptive prices. The Company began sales of its SMB product during the third quarter of 2016.

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

Approximately 90% of the Company’s revenues in the Consumer Segment in the three and nine months ended September 30, 2016 and 2015 were from sales to customers located in the United States. The majority of the Company’s Consumer Segment revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $19.2 million and $21.8 million for the three months ended September 30, 2016 and 2015, respectively, and $58.8 million and $65.6 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s Consumer Segment also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.4 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $4.6 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The majority of the Company’s Enterprise Segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $2.8 million and $6.2 million for the three and nine months ended September 30, 2016, respectively.  There was no revenue for Broadsmart for the three and nine months ended September 30, 2015.

The Company’s SMB Segment has not generated material revenue for the three and nine months ended September 30, 2016.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 15 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

Noncontrolling Interest

During the nine months ended September 30, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which anticipates selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. To date the company has spent approximately $1.2 million dollars funding the operations of this joint venture. The operations of the joint venture for the nine months ended September 30, 2016 have not been significant to the Company’s financial statements. The Company’s unaudited condensed consolidated financial statements for three and nine months ended September 30, 2016, included an adjustment to comprehensive income attributable to common shareholders of $177 thousand and $481 thousand, respectively, to recognize the impact of the noncontrolling interest.  The Company is evaluating whether the joint venture will meet the aggregation criteria with the existing commercial segment or be treated as a standalone segment.

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

Consumer Segment

magicJack Devices and Renewal Access Revenue

The Company recognizes revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of its software to access the Company’s servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP and magicJack Connect access rights is recognized ratably over the access right period.  The revenue from sales of battery powerbanks is fully recognized in the period of sale.  When a discounted battery powerpack is sold as part of a package, revenue is allocated between the package components based on relative fair value.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2016 and 2015, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

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

Enterprise Segment

Broadsmart/UCaaS Revenue

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

SMB Segment

VoIP Services

The Company provides VoIP services to small businesses. Revenue from this segment is immaterial for the three and nine months ended September 30, 2016.

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

Consumer Segment

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Enterprise Segment

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

SMB Segment

Cost of revenues from this segment is immaterial for the three and nine months ended September 30, 2016.

Marketing Expenses

Marketing expenses of $2.7 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively, and $5.7 million and $6.9 million for the nine months ended September 30, 2016 and 2015, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Advertising media buys	$1,556	$2,002	$3,056	$5,165
Marketing personnel related	668	229	1,287	1,154
Other marketing projects	456	126	1,316	621
Total Marketing Expense	$2,680	$2,357	$5,659	$6,940

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

Research and development expenses were $1.3 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively.  During the three and nine months ended September 30, 2016, $0.4 million and $0.8 million of research and development expense was related to the SMB Segment.  The balance of research and development expense was related to the Consumer Segment.

Gain on Mark-to-Market

The acquisition of Broadsmart in March 2016, described in Note 15 – “Acquisition of Business,” included an additional contingent payment of $2.0 million in cash to Todd A. Correll and Thomas J. Tharrington (Messrs. Correll and Tharrington are collectively referred to as the "Seller Shareholders"), if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of closing and included in total consideration of the business acquired. No asset or liability was included in the accompanying Condensed Consolidated Balance Sheet for this item as of March 31, 2016 or June 30, 2016.  In the third quarter ended September 30, 2016 management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow in the Condensed Consolidated Balance Sheet, with the corresponding income from change in contingent consideration recorded as a reduction of operating expense labeled gain on mark-to-market in the Consolidated Statement of Operations.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At September 30, 2016, the Company had cash and cash equivalents totaling $51.5 million, which included (i) $50.9 million in U.S. financial institutions, and (ii) $0.6 million in an Israeli financial institution.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.9 million in one individual financial institution, were fully insured except for $83 thousand that exceeded insurance limits at September 30, 2016. The Company had money market accounts with financial institutions with balances totaling approximately $48.9 million at September 30, 2016.

No telecommunication carrier accounted for more than 10% of gross accounts receivable at September 30, 2016. One telecommunication carrier accounted for approximately 11% of gross accounts receivable at December 31, 2015.  For the three and nine months ended September 30, 2016 and 2015, no telecommunications carrier accounted for more than 10% of the Company’s total net revenues.

One U.S. retail customer accounted for approximately 13% and 14% of gross accounts receivable at September 30, 2016 and December 31, 2015, respectively. For the three and nine months ended September 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenues.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of September 30, 2016 and December 31, 2015, all of them are Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes there is no impairment of the Company’s property or equipment at September 30, 2016.

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

Long-lived assets, such as property, plant and equipment, and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized an impairment loss of $498 thousand in the three and nine months ended September 30, 2016.  Refer to Note 6 – “Intangible Assets” for further details.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the first quarter of 2016, management began evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 16 - “Segment Reporting” for further details.

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

In connection with the Company’s annual goodwill impairment analysis, as of October 1, 2015, the annual measurement date, the Company’s analysis did not indicate any impairment of goodwill has occurred. Management believes there is no impairment at September 30, 2016.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $0.3 million and decreased the valuation allowance by $0.2 million during the three and nine months ended September 30, 2016, respectively. The Company decreased the valuation allowance by $0.7 million and $0.1 million during the three and nine months ended September 30, 2015, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $0.3 million and $1.5 million in the three and nine months ended September 30, 2016, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by a net decrease of $7.9 million in the nine months ended September 30, 2015, due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the Internal Revenue Service (“IRS”).

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At September 30, 2016, the estimated annual effective income tax rate is expected to approximate 34.7%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – INVESTMENTS

Investments consist of time deposits with maturity dates of greater than 90 days totaling $447 thousand and $367 thousand at September 30, 2016 and December 31, 2015, respectively.

The fair value of time deposits at September 30, 2016 and December 31, 2015 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There was no realized gain or loss on investments for the three and nine months ended September 30, 2016 and September 30, 2015.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2016	2015

Raw materials	$1,535	$1,498
Finished goods	2,928	4,225
Total	$4,463	$5,723

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and customer equipment. The Company wrote-off approximately $146 thousand and $0 (Zero) of obsolete inventory during the three months ended September 30, 2016 and September 30, 2015, respectively and $229 thousand and $102 thousand of obsolete inventory during the nine months ended September 30, 2016 and September 30, 2015, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2016	2015

Switches	3 - 15	$9,537	$8,606
Computers	3	2,806	2,707
Furniture	5 - 7	249	257
Leasehold-improvements	*	828	701
Accumulated depreciation		(9,615)	(8,969)
Total		$3,805	$3,302

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three and nine months ended September 30, 2015 was $0.2 and $0.6, respectively.  Depreciation expense for 2016 by segment is as follows (in thousands):

	For the Three Months ended September 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Depreciation expense	$264	$50	$17	$331

	For the Nine Months ended September 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Depreciation expense	$725	$114	$20	$859

NOTE 6 – INTANGIBLE ASSETS

As of September 30, 2016 and December 31, 2015, the Company had intangible assets with carrying values of $29.9 million and $6.7 million, respectively. Identified intangible assets not subject to amortization consisted of tradename and domain names with combined carrying value of $3.2 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively. Identified intangible assets with finite lives subject to amortization consist of the following (in thousands):

	Estimated Useful Lives (in years)	September 30, 2016				December 31, 2015
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
		Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$3,110	$(2,810)	$300	4.64	$4,930	$(4,497)	$433	4.83
Intellectual property rights	3 - 17	14,162	(10,501)	3,661	4.98	14,161	(9,623)	4,538	5.36
Covenants not-to compete and not-to-sue
	2 - 5	2,185	(2,101)	84	3.42	2,085	(1,911)	174	0.42
Tradename	3 - 6	131	(131)	-	-	321	(321)	-	-
Customer relationships	5 - 16	22,600	(1,750)	20,850	10.25	500	(500)	-	-
Backlog	1	800	(800)	-	-	800	(800)	-	-
Software License	10	885	(58)	827	9.50	-	-	-	-
Process know how	5	1,100	(60)	1,040	6.33	-	-	-	-
Other		-	-	-	-	470	(138)	332	3.00
Total		$44,973	$(18,211)	$26,762		$23,267	$(17,790)	$5,477

Amortization expense for the three and nine months ended September 30, 2015 was $0.7 and $2.3, respectively. Amortization expense for 2016 by segment is as follows (in thousands):

	For the Three Months ended September 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Amortization expense	$364	$633	$-	$997

	For the Nine Months ended September 30, 2016
	Consumer	Enterprise	SMB	Consolidated
Amortization expense	$1,267	$1,384	$-	$2,651

During the three and nine months ended September 30, 2016, impairment losses of $0.5 million were recognized in General and Administrative expense under the Consumer segment in the statement of operations.  The impairments were comprised of: (i) a Telecom license included in the “Other” category of amortizable intangible assets for $249 thousand (net of accumulated amortization) deemed obsolete, and (ii) domain names not subject to amortization for $249 thousand that were not renewed.

Based on the carrying value of identified intangible assets recorded at September 30, 2016, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2016	$981
2017	3,871
2018	3,335
2019	3,112
2020	2,862
Thereafter	12,601
$26,762

NOTE 7 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, are as follows (in thousands):

	Nine Months Ended September 30, 2016
	Consumer	Enterprise	SMB	Consolidated

Balance, beginning of period	$32,304	$-	$-	$32,304
Goodwill acquired with
Broadsmart acquisition	-	15,181	-	15,181
Balance, end of period	$32,304	$15,181	$-	$47,485

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015

magicJack devices	$8,065	$9,352
Access right renewals	38,318	40,677
Prepaid minutes	2,621	2,525
Other	320	-
Deferred revenue, current	49,324	52,554

Deferred revenue, non-current*	45,811	50,146
Total deferred revenues	$95,135	$102,700

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. Such costs were approximately $2.9 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $9.6 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 – OTHER LIABILITIES

In the prior year, the Company had an outstanding indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, which was secured only by such intangible assets. The Company made a final non-interest bearing annual payment of $1.5 million in May 2015.  As of September 30, 2016 and December 31, 2015, no amounts were included in the Company’s condensed consolidated balance sheet.

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

The Company believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a government entity were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 11 –TREASURY STOCK

On March 17, 2016, the Company issued 233,402 of its ordinary shares held as treasury stock with a cost of $3.6 million, or $15.46 per shares, as part of the consideration paid for the Broadsmart acquisition. Refer to Note 15 - “Acquisition of Business” for further details. In March 2016, the Company issued 2,016 of its ordinary shares held as treasury shares with a cost of $25 thousand, or $12.24 per share, to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting. In addition, in April 2016, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, or $12.31 per share, to Board members as a result of restricted stock units that were issued in mid-2014, vesting. In August 2016, the Company issued 2,333 of its ordinary shares held as treasury shares with a cost of $29 thousand, or $12.33 per share, to a Board member as a result of vesting.

The changes in treasury stock during the nine months ended September 30, 2016 are as follows (in thousands, except for number of shares):

	Nine Months Ended
	September 30, 2016
	Number	Amount

Balance, beginning of period	9,426,399	$126,772
Ordinary shares issued for
Broadsmart acquisition	(233,402)	(3,609)
Ordinary shares issued due to
vesting of restricted stock units	(13,685)	(169)
Balance, end of period	9,179,312	$122,994

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of September 30, 2016, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the nine months ended September 30, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock units for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Ordinary share options	$408	$945	$1,866	$3,085
Restricted stock units	511	261	1,303	821
	$919	$1,206	$3,169	$3,906

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Cost of revenues	$24	$30	$53	$46
Marketing	49	101	125	442
General and administrative	820	995	2,839	3,051
Research and development	26	80	152	367
	$919	$1,206	$3,169	$3,906

The decrease in share-based compensation for the three and nine months ended September 30, 2016, is due primarily to the expense associated with previous awards being fully amortized exceeding the expense associated with new awards.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2015, and nine months ended September 30, 2016 (aggregate intrinsic value in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Date of Grant	Options	Price	(in years)	Value *
January 1, 2015	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(1,900)	$3.75
Forfeited	(34,740)	$8.83
Expired or cancelled	(102,500)	$13.59
Outstanding at September 30, 2016 (unaudited)	3,495,327	$11.16	3.36	$-
Vested at September 30, 2016 (unaudited)	1,311,082	$15.53	1.89	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $0.4 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively and approximately $1.9 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value of ordinary share options exercised during the nine months ended September 30, 2016 and 2015 was $6 thousand and $0, respectively. As of September 30, 2016, there was approximately $3.9 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 2.43 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with SAB No. 107, “Share Based Payment.” The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company granted 1,107,040 ordinary share options during the nine months ended September 30, 2016 with a weighted average fair value of $2.75. There were no ordinary share options granted during the nine months ended September 30, 2015. The grants were measured using the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected term (in years)	3.50	-
Dividend yield	0.00%	-
Expected volatility	52.15% to 52.47%	-
Risk free interest rate	0.95% to 1.13%	-
Forfeiture rate	0.00%	-

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the nine months ended September 30, 2016 the Company granted 295,305 restricted stock units under the 2013 Plans, as amended. During the nine months ended September 30, 2015, the Company did not grant any restricted stock units under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the nine months ended September 30, 2016:

		Average
	Number of Shares	Fair Value
		at Grant Date
December 31, 2015	443,102	$10.20
Granted	295,305	$6.07
Vested	(13,681)	$18.60
Forfeited	(9,903)	$7.96
Non-vested at September 30, 2016	714,823	$8.37

Share-based compensation expense recognized for restricted stock units was approximately $0.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and was approximately $1.3 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $3.5 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 1.10 years.

NOTE 13 – INCOME TAXES

Total income tax expense was $2.2 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively, and $7.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. The principal components of the Company’s income taxes for the three and nine months ended September 30, 2016 and 2015 are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Income before income taxes	$5,427	$7,463	$13,878	$18,279
Income tax expense	2,205	4,152	7,407	6,708
Effective income tax rate	40.63%	55.63%	53.37%	36.70%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than the Company’s U.S. federal income tax rate which is 35% as of September 30, 2016.

For the nine months ended September 30, 2016, the Company recorded income tax expense of $7.4 million, which is higher than the expected tax provision of $4.9 million, using the statutory rate of 35%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $1.0 million and other items of $0.1 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

NOTE 14 – INCOME PER SHARE

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

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:	(in thousands)
Net income attributable to common shareholders	$3,399	$3,311	$6,952	$11,571

Denominator:
Denominator for basic net income per share - weighted
average ordinary shares outstanding	15,857	16,651	15,786	17,400
Effect of dilutive options to purchase ordinary shares	6	7	141	7
Effect of dilutive options or restricted stock units vesting,
exercised or expired during the period	2	-	8	19
Denominator for diluted net income per share - weighted
average ordinary shares outstanding	15,865	16,658	15,935	17,426

Net income per common share attributable to shareholders
Basic	$0.21	$0.20	$0.44	$0.66
Diluted	$0.21	$0.20	$0.44	$0.66

For the three months ended September 30, 2016 and 2015, 3,835,350 and 1,900,519 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, 2,836,850 and 1,900,519 outstanding ordinary share options and restricted stock units, respectively, were excluded from the earnings per share calculation because they would be anti-dilutive.

NOTE 15 – ACQUISITION OF BUSINESS

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

The Agreement provided that the Company would acquire substantially all of the assets and assume certain liabilities of the Seller in exchange for approximately $38.0 million in cash, plus unregistered ordinary shares of the Company worth $1.8 million, valued based on the average of the previous 30 days stock price, subject to certain adjustments, including an adjustment for working capital and indebtedness. The Agreement also provided for an additional contingent payment of up to $200,000 in cash to the Seller Shareholders in the event that certain two individuals currently employed by the Seller fail to accept the Company's employment offer within thirty days of the completion of the acquisition (the contingent payment is $100,000 in the event that one of the two individuals fails to accept such employment offer). This amount is included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Lastly, the Seller Shareholders will receive an additional contingent payment of $2.0 million in cash if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of closing and included in total consideration of the business acquired. No asset or liability was included in the accompanying Condensed Consolidated Balance Sheet for this item as of March 31, 2016 or June 30, 2016.  In the third quarter ended September 30, 2016 management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow in deposits and other current assets in the Condensed Consolidated Balance Sheet, with the corresponding income from change in contingent consideration recorded as a reduction of operating expense labeled gain on mark-to-market in the Consolidated Statement of Operations.

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

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the three and nine months ended September 30, 2016 and 2015 as if the acquisition of Broadsmart had occurred on January 1, 2015. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues	$24,572	$28,432	$76,113	$85,587

Net Income	$3,218	$3,189	$6,878	$11,279

The pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation, interest expense, and transaction costs expensed during the period.

NOTE 16 – SEGMENT REPORTING

Operating segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and assess performance.

Historically, the Company has not had separate operating segments. However, with the acquisition of Broadsmart in March, refer to Note 15 – “Acquisition of Business,” for further details, and the founding of the SMB business during the first quarter of 2016, management will be evaluating each of these new business lines separately and has determined that the Company now has three reportable segments – “Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

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

SMB

Through this operating segment, started during the first quarter of 2016, the Company provides VoIP services to small businesses. The Company began sales of its SMB segment in the third quarter of 2016.

Operating segment information for the three and nine months ended September 30, 2016 is summarized as follows (in thousands):

	For the Three Months ended September 30, 2016
	Consumer	Enterprise	SMB	Intercompany	Consolidated
Net revenues	$21,625	$2,862	$19	$66	$24,572
Cost of revenues	7,213	2,264	32	-	9,509
Gross profit (loss)	14,412	598	(13)	66	15,063

Marketing	1,587	67	1,026	-	2,680
General and administrative	5,242	795	1,538	66	7,641
Research and development	913	-	401	-	1,314
Gain on mark-to-market	(2,000)	-	-	-	(2,000)
Operating expenses	5,742	862	2,965	66	9,635

Operating income (loss)	8,670	(264)	(2,978)	-	5,428

Interest and dividend income	(5)	-	-	-	(5)
Other expenses, net	6	-	-	-	6
Income tax expense (benefit)	3,424	(99)	(1,120)	-	2,205
Net income (loss)	$5,245	$(165)	$(1,858)	$-	$3,222

	For the Nine Months ended September 30, 2016
	Consumer	Enterprise	SMB	Intercompany	Consolidated
Net revenues	$67,178	$6,309	$19	$66	$73,572
Cost of revenues	22,517	4,993	46	-	27,556
Gross profit (loss)	44,661	1,316	(27)	66	46,016

Marketing	4,115	144	1,400	-	5,659
General and administrative	18,010	2,168	4,584	66	24,828
Research and development	2,895	-	766	-	3,661
Gain on mark-to-market	(2,000)	-	-	-	(2,000)
Operating expenses	23,020	2,312	6,750	66	32,148

Operating income (loss)	21,641	(996)	(6,777)	-	13,868

Interest and dividend income	(21)	-	-	-	(21)
Other expenses, net	11	-	-	-	11
Income tax expense (benefit)	10,104	(354)	(2,343)	-	7,407
Net income (loss)	$11,547	$(642)	$(4,434)	$-	$6,471

	For the Nine Months ended September 30, 2016
	Consumer	Enterprise	SMB	Intercompany	Consolidated
Total assets	$140,645	$44,495	$(5,795)	$-	$179,345
Capital expenditures	$141	$8	$107	$-	$256
Goodwill	$32,304	$15,181	$-	$-	$47,485

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2016 and for the three month and nine month periods ended September 30, 2016 and 2015, as well as our Annual Report on Form 10-K for the year ended December 31, 2015. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

During the first quarter of 2016, we created a new subsidiary, magicJack SMB, Inc. Through this subsidiary, we intend to provide easy-to-buy, simple-to-use VoIP services to small businesses at disruptive prices. We began sales of our SMB product in the third quarter of 2016.

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

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Approximately 90% of our revenues in the three and nine months ended September 30, 2016 and 2015 were derived from sales to customers located in the United States. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we are reporting the results of operations for these new business lines as separate business segments.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 15 – “Acquisition of Business,” for further details. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the nine months ended September 30, 2016 may not be indicative of the results for the entire year ending December 31, 2016. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016.

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

Consumer Segment

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

We recognize revenues from sales and shipping of direct sales of the magicJack devices over the period associated with the initial access right period. Customers may purchase access rights for continued use of our software to access our servers for additional years either when the original purchase is made, or at any time thereafter. The revenue associated with the access right for additional years is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicAPP and magicJack Connect access rights is recognized ratably over the access right period.  The revenue from sales of battery powerbanks is fully recognized in the period of sale.  When a discounted battery powerpack is sold as part of a package, revenue is allocated between the package components based on relative fair value.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not record or recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We estimate potential returns under these arrangements at point of sale and re-estimate potential returns on a quarterly basis. For the three and nine months ended September 30, 2016 and 2015, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

Enterprise Segment

For the Enterprise business, net revenues consist of revenues from the sale of hosted services, usage charges, hardware and network equipment sales, and other one-time miscellaneous service charges.

Broadsmart/UCaaS Revenue

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

SMB Segment

VoIP Services

The Company provides VoIP services to small businesses. Revenue from this segment is immaterial for the three and nine months ended September 30, 2016.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $0.3 million and increased the valuation allowance by $0.2 million during the three and nine months ended September 30, 2016, respectively. We decreased the valuation allowance by $0.7 million and $0.1 million for the three and nine months ended September 30, 2015, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $0.3 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of previously recorded Israeli uncertain tax positions. We revised our liability for uncertain tax positions by a net decrease of $7.9 million during the three and nine months ended September 30, 2015, due primarily to the effective settlement of various positions taken in connection with U.S. federal income tax years 2010 through 2013 which were examined by the IRS.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2016 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At September 30, 2016, the estimated annual effective income tax rate is expected to approximate 34.7%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

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

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the nine months ended September 30, 2016 (in thousands).

	September 30,	December 31,
	2016	2015	Change
	(Unaudited)

Cash and cash equivalents	$51,526	$78,589	$(27,063)
Prepaid income taxes	$602	$2,747	$(2,145)
Receivable from earnout escrow	$2,000	$-	$2,000
Intangible assets, net	$29,924	$6,687	$23,237
Goodwill	$47,485	$32,304	$15,181
Income tax payable	$1,764	$-	$1,764
Total deferred revenue	$95,135	$102,700	$(7,565)
Other non-current liabilities	$13,451	$11,098	$2,353

During the nine months ended September 30, 2016, cash and cash equivalents decreased $27.1 million, primarily reflecting cash used in the acquisition of Broadsmart. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the nine months ended September 30, 2016, prepaid income taxes decreased $2.1 million, income tax payable increased $1.8 million and other non-current liabilities increased $2.4 million due to recognition of 2016 income taxes.

During the nine months ended September 30, 2016, receivable from earnout escrow increased $2.0 million related to the Broadsmart Earnout Payment.

During the nine months ended September 30, 2016, intangible assets increased $23.2 million.   The increase in intangible assets is primarily attributable to $26.4 million in additions from the acquisition of Broadsmart, partially offset by: (i) amortization expense of $2.7 million and (ii) impairment of $0.5 million.

During the nine months ended September 30, 2016, goodwill increased $15.2 million due to the acquisition of Broadsmart.

During the nine months ended September 30, 2016, total deferred revenue decreased $7.6 million due primarily to the recognition of 2015 deferred revenue exceeding the deferral associated with 2016 sales.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended September 30,		2016 Compared to			Nine Months Ended September 30,		2016 Compared to
	2016	2015	2015			2016	2015	2015
Net Revenues
Sale of magicJack devices	$2,849	$4,466	$(1,617)	(36.2	) %	$9,641	$12,087	$(2,446)	(20.2)
Access right renewals	14,456	16,199	(1,743)	(10.8)		44,464	49,814	(5,350)	(10.7)
Shipping and handling	228	208	20	9.6		609	628	(19)	(3.0)
magicJack-related products	1,638	905	733	81.0		4,082	3,032	1,050	34.6
Prepaid minutes	1,390	2,042	(652)	(31.9)		4,606	6,416	(1,810)	(28.2)
Access and wholesale charges	1,158	1,589	(431)	(27.1)		3,898	4,347	(449)	(10.3)
Broadsmart	2,830	-	2,830	*		6,243	-	6,243	*
Other	23	-	23	*		29	7	22	*
Total Net Revenue	24,572	25,409	(837)	(3.3)		73,572	76,331	(2,759)	(3.6)

Cost of Revenues
Cost of magicJack devices	2,325	1,957	368	18.8		6,450	6,117	333	5.4
Shipping and handling	481	310	171	55.2		1,310	911	399	43.8
Credit card processing fees	441	490	(49)	(10.0)		1,405	1,711	(306)	(17.9)
Network and carrier charges	2,866	3,697	(831)	(22.5)		9,601	11,863	(2,262)	(19.1)
Broadsmart	2,264	-	2,264	*		4,993	-	4,993	*
Other	1,132	1,771	(639)	(36.1)		3,797	5,759	(1,962)	(34.1)
Total Cost of Revenues	9,509	8,225	1,284	15.6		27,556	26,361	1,195	4.5

Gross Profit	15,063	17,184	(2,121)	(12.3)		46,016	49,970	(3,954)	(7.9)

Operating expenses:
Marketing	2,680	2,357	323	13.7		5,659	6,940	(1,281)	(18.5)
General and administrative	7,641	6,286	1,355	21.6		24,828	21,297	3,531	16.6
Research and development	1,314	1,088	226	20.8		3,661	3,418	243	7.1
Gain on mark-to-market	(2,000)	-	(2,000)	*		(2,000)	-	(2,000)	*
Total operating expenses	9,635	9,731	(96)	(1.0)		32,148	31,655	493	1.6
Operating income	5,428	7,453	(2,025)	(27.2)		13,868	18,315	(4,447)	(24.3)

Other income (expense):
Interest and dividend income	5	6	(1)	*		21	23	(2)	*
Interest expense	-	-	-	*		-	(57)	57	*
Other (expense) income, net	(6)	4	(10)	*		(11)	(2)	(9)	*
Total other income (expense)	(1)	10	(11)	*		10	(36)	46	*
Income before income taxes	5,427	7,463	(2,036)	(27.3)		13,878	18,279	(4,401)	(24.1)
Income tax expense	2,205	4,152	(1,947)	(46.9)		7,407	6,708	699	10.4
Net income	$3,222	$3,311	$(89)	(2.7)		$6,471	$11,571	$(5,100)	(44.1)

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

•
magicJack-related products – represents revenues recognized from the sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, (iv) insurance covering the replacement of a damaged or lost device, and (v) sale of battery powerbanks;

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

•
Broadsmart/UCaaS – represents revenues recognized from: (i) recurring monthly service revenue from sales of its hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and  revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered; and

•	Other – represents primarily revenues generated by ancillary revenue sources.

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of magicJack devices sold – represents the costs of components and manufacturing of the magicJack devices, as well as broker commissions, production, packaging, and other inventory-related costs. The cost of components and manufacturing of the magicJack devices is recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers over the period associated with the initial three, six or twelve months access right period.  The cost of battery powerbanks is fully recognized in the period of sale;

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

•
Broadsmart/UCaaS – represents the cost of providing the recurring monthly hosted services including, network usage charges, customer internet access, amortization expense and commissions as well as the cost of hardware and network equipment related to non-recurring sales. These costs are expensed as incurred; and

•
Other cost of revenues – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from discontinued revenue sources.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Net Revenues

Total net revenue was $24.6 million and $25.4 million for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.8 million, or 3.3%. The decrease in the components of net revenues was primarily attributable to the following:

•	$1.6 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume;
•	$1.7 million decrease in access right renewal revenues; and
•	$0.7 million decrease in revenues from prepaid minutes resulting from lower usage levels;

These decreases in components of net revenue were partially offset by $2.8 million of revenue for Broadsmart for the three months ended September 30, 2016, and a $0.7 million increase in revenues from the sale of magicJack related products.

For the three months ended September 30, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 56% and 68%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 44% and 32%, respectively, of magicJack devices sold. For the three months ended September 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $9.5 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively, representing an increase of approximately $1.3 million, or 15.6%. This increase in cost of revenues was primarily attributable to: (i) $2.3 million in Broadsmart related cost of goods sold which included approximately $0.8 million in depreciation and amortization expense related to acquired assets, (ii) a $0.2 million increase in shipping and handling costs reflecting an increase in direct sales volume, and (iii) a $0.4 million increase in the cost of magicJack devices. These increases in components of cost of revenues were partially offset by: (i) a $0.8 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of Q2 2016, and (ii) $0.6 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs.

Operating Expenses

Total operating expenses were $9.6 million and $9.7 million for three months ended September 30, 2016 and 2015, respectively, representing a decrease of $0.1 million, or 1.0%. This change in operating expenses is primarily attributable to: (i) a $1.4 million increase in General and Administrative (“G&A”) expense due to several factors including: (a) $1.5 million in costs associated with the investment in the SMB segment, (b) $0.8 million in costs associated with Broadsmart, and (c) $0.5 million impairment of intangible assets; partially offset by cost reductions in the core Consumer segment totaling $1.4 million, primarily in the areas of personnel related costs and customer care costs; (ii) a $0.3 million increase in marketing expense; and (iii) a $0.2 million increase in Research and Development (“R&D”) expense; offset by a $2.0 million gain on mark-to-market related to the Broadsmart Earnout Payment.

Income Taxes

Total income tax expense was $2.2 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively. The principal components of our income taxes for the three months ended September 30, 2016 and 2015 are the following (in thousands):

	Three Months Ended
	September 30,
	2016	2015

Income before income taxes	$5,427	$7,463
Income tax expense	2,205	4,152
Effective income tax rate	40.63%	55.63%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than our U.S. federal income tax rate which is 35% as of September 30, 2016.

For the three months ended September 30, 2016, we recorded an income tax expense of $2.2 million, which is higher than the expected tax provision of $1.9 million, using the statutory income tax rate of 35% primarily due to increases to uncertain tax positions, and other various discrete items totaling $0.3 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2016 estimated annual effective tax rate is expected to approximate 34.7%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income slightly decreased to $3.2 million in the three months ended September 30, 2016, as compared to net income of $3.3 million in the three months ended September 30, 2015. Net income per diluted share increased to $0.21 per ordinary share for the three months ended September 30, 2016, as compared to $0.20 per ordinary share in the prior year comparable period primarily as a result of a $2.0 million gain on mark-to-market related to the Broadsmart Earnout Payment, partially offset by decreased profitability reflecting lower revenues and higher cost of revenues and operating expenses. The increase in net income per diluted share was also attributable to a reduction in the number of diluted shares outstanding reflecting the impact of our 2015 share-buy-back program.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

Net Revenues

Total net revenue was $73.6 million and $76.3 million for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $2.8 million, or 3.6%. The decrease in the components of net revenues was primarily attributable to the following:

•	$5.4 million decrease in access right renewal revenues;
•	$1.8 million decrease in revenues from prepaid minutes resulting from lower usage levels; and
•	$2.5 million decrease in magicJack device sales revenues, primarily reflecting lower retail sales volumes.

These decreases in components of net revenue were partially offset by $6.2 million in sales related to Broadsmart and a $1.1 million increase in revenues from the sale of magicJack-related products.

For the nine months ended September 30, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 54% and 68%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 46% and 32%, respectively, of magicJack devices sold. For the nine months ended September 30, 2016 and 2015, no retailer accounted for more than 10% of the Company’s total net revenue.

Cost of Revenues

Total cost of revenues was $27.6 million and $26.4 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of approximately $1.2 million, or 4.5%. This increase in cost of revenues was primarily attributable to: (i) $5.0 million in Broadsmart related cost of goods sold which included approximately $1.5 million in depreciation and amortization expense related to acquired assets, (ii) a $0.4 million increase in shipping and handling costs reflecting an increase in direct sales volume, and (iii) a $0.3 million increase in the cost of magicJack devices. These increases in components of cost of revenues were partially offset by: (i) a $2.3 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of Q2 2016, (ii) $2.0 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs, and (iii) a $0.3 million decrease in credit card processing fees.

Operating Expenses

Total operating expenses were $32.1 million and $31.7 million for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $0.5 million, or 1.6%. This increase in operating expenses is primarily attributable to: (i) a $3.5 million increase in G&A expense due to several factors including: (a) $4.6 million in costs associated with the investment in the SMB segment, (b) $2.2 million in costs associated with Broadsmart, and (c) $0.5 million impairment of intangible assets; partially offset by cost reductions in the core Consumer segment totaling $3.8 million, primarily in the areas of personnel related costs, legal costs, and customer care related costs; and (ii) a $0.2 million increase in R&D expenses primarily related to the new SMB segment. These increases were partially offset by a $1.3 million decrease in marketing expense reflecting reduced media buys and a $2.0 million gain on mark-to-market related to the Broadsmart Earnout Payment.

Income Taxes

Total income tax expense was $7.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. The principal components of our income taxes for the nine months ended September 30, 2016 and 2015 are the following (in thousands):

	Nine Months Ended
	September 30,
	2016	2015

Income before income taxes	$13,878	$18,279
Income tax expense	7,407	6,708
Effective income tax rate	53.37%	36.70%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 25.0% that is lower than our U.S. federal income tax rate which is 35% as of September 30, 2016.

For the nine months ended September 30, 2016, we recorded an income tax expense of $7.4 million, which is higher than the expected tax provision of $4.9 million, using the statutory income tax rate of 35% due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 25.0% which was effective in January 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in discrete tax expense and a reduction in the value of related deferred tax assets of $1.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $1.0 million and other items of $0.1 million. The items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2016 estimated annual effective tax rate is expected to approximate 34.7%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net income

As a result of the foregoing items, net income decreased to $6.5 million in the nine months ended September 30, 2016, as compared to net income of $11.6 million in the nine months ended September 30, 2015. Net income per diluted share decreased to $0.44 per ordinary share for the nine months ended September 30, 2016, as compared to $0.66 per ordinary share in the prior year comparable period primarily as a result of decreased profitability reflecting lower revenues and higher operating and income tax expense which was partially offset by a reduction in the number of diluted shares outstanding reflecting the impact of our 2015 share-buy-back program.

BUSINESS TRENDS

Revenues in our consumer segment continued to decline during the three and nine months ended September 30, 2016. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates and limit customer churn. We are also maintaining our efforts to expand device sales to new markets, and with the launch of magicJack Connect to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion app service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our magicJack Connect APP, or a combination of both, in the United States and international markets.

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

In addition to the Broadsmart acquisition, we are further transitioning towards business customers with the launch of our new SMB subsidiary in the fourth quarter of 2015. We began making investments in the new SMB business during the first quarter of 2016. In total, we plan to invest approximately $10 million dollars in this new initiative during fiscal year 2016. We expect that this business line will leverage our core assets and give us the ability to sell these services at disruptive pricing to small-to-medium business customers. While we are not forecasting significant revenue from our SMB business in 2016, we believe that in the long term, if we successfully execute on this growth initiative, it has the potential to generate significant shareholder value.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of September 30, 2016, we had cash and cash equivalents of $51.5 million, investments of $0.4 million, net accounts receivable of $2.6 million and receivable from earnout escrow of $2.0 million. Our accounts payable at September 30, 2016 was $2.8 million.

During the nine months ended September 30, 2016, we generated positive operating cash flows of $13.3 million, as compared to $19.3 million for the nine months ended September 30, 2015. The $6.0 million decrease was primarily due to lower sales in the core magicJack business during the nine months ended September 30, 2016, and higher general and administrative expenses, primarily reflecting investments in the SMB business segment and transaction related costs for the Broadsmart acquisition which were partially offset by lower marketing expenditures and positive net cash flows from the Broadsmart operations. Net income was $6.5 million for the nine months ended September 30, 2016 as compared to $11.6 million for the nine months ended September 30, 2015. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available to us on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $13.3 million and $19.3 million for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, net cash provided by operating activities was primarily attributable to: (i) $6.5 million of net income; (ii) $7.6 million in non-cash items consisting primarily of (a) $3.2 million of stock-based compensation expense, (b) $3.5 million of depreciation and amortization expense, (c) a $0.5 million impairment of intangible assets, (d) a $1.5 million increase in uncertain tax positions, and (e) a $0.6 million increase in deferred income tax provision, partially offset by a $2.0 million gain on mark-to-market related to the Broadsmart Earnout Payment; (iii) a $0.7 million decrease in accounts receivable; (iv) a $1.6 million decrease in inventory levels; (v) a $2.2 million decrease in prepaid income taxes; (vi) a $1.5 million increase in accounts payable, and (vii) a $1.8 million increase in income taxes payable. These items were partially offset by: (i) a $7.8 million decrease in deferred revenue; (ii) a $0.2 million decrease in accrued expenses and other current liabilities; (iii) a $0.2 million increase in deposits and other current assets; (iv) a $0.1 million decrease in other non-current liabilities, and (v) a $0.2 million increase in deferred costs.

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

Cash Flow – Investing Activities

Net cash used in investing activities was $40.4 million and $0.5 million for the nine months ended September 30, 2016, and 2015, respectively.

Net cash used in investing activities during the nine months ended September 30, 2016 was primarily attributable to the acquisition of Broadsmart.

Net cash used in investing activities during the nine months ended September 30, 2015 was attributable to purchases of equipment and leasehold improvements primarily due to upgrades to our data storage facility.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the nine months ended September 30, 2016.  Net cash used in financing activities was $15.2 million for the nine months ended September 30, 2015.

Net cash used in financing activities during the nine months ended September 30, 2015 primarily consisted of $13.6 million in cash used to purchase 1,720,390 ordinary shares at an average price of $7.88 per share as part of our share repurchase program and a $1.5 million annual payment in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets.

Other Liabilities

As of September 30, 2016, we no longer have any outstanding indebtedness classified as other Liabilities. In the nine months ended September 30, 2015, in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, the Company made the final non-interest bearing annual payment of $1.5 million in May 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Legal Proceedings

We are subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. Our policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular fiscal year or quarter. For additional information, refer to Note 10, “Commitments and Contingencies,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

ITEM 1A.                   Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

magicJack VocalTec Ltd. (Registrant)
Dated: November 9, 2016	By: /s/ Gerald Vento Gerald Vento President and Chief Executive Officer
Dated: November 9, 2016	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer