Form 10-K
period 2016-12-31
MAGICJACK VOCALTEC LTD
filed 2017-03-16
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in this charter)

STATE OF ISRAEL (State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 HAOMANUT STREET, 2ND FLOOR
POLEG INDUSTRIAL ZONE, NETANYA, ISRAEL 4250445
 (Address of principal executive offices, including zip code)

(561) 749-2255
(Registrant's telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $63,013,209.

The number of the registrant's ordinary shares outstanding as of February 28, 2017 was 16,050,687.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement related to the 2016 Annual General Meeting of Shareholders filed on March 15, 2017 are incorporated by reference into Part III of this Form 10-K.

DEFINITIONS

In this annual report on Form 10-K, unless the context otherwise requires:

•
references to "magicJack VocalTec," the "Company," "we," "us" or "our" are to magicJack VocalTec Ltd., a company organized under the laws of the State of Israel (the "Registrant"), and its subsidiaries;

•	references to "common shares", "ordinary shares", "our shares" and similar expressions refer to the Registrant's Ordinary Shares, no par value;

•
references to "$" or "dollars" are to U.S. dollars and all references to "NIS" are to New Israeli Shekels. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars;

•	references to the "Companies Law" are to Israel's Companies Law, 5759-1999, as currently amended;

•	references to the "Exchange Act" are to the Securities Exchange Act of 1934, as amended;

•	references to "NASDAQ" are to the Nasdaq Global Stock Market;

•	references to the "SEC" are to the United States Securities and Exchange Commission; and

•	references to the "magicJack devices" are to the original magicJack ®, the magicJack PLUS TM, the New magicJack PLUS TM and the magicJackGO and the magicJackEXPRESS TM.

USE OF TRADEMARKS

VocalTec, MAGICJACK, MAGICJACK PLUS, MAGICJACK APP, MAGICJACK AMERICA, MAGICAPP & Design, M & App Icon Design, MAGICJACK Sensory/Sound Mark, MAGICJACKGO, MAGICJACK CONNECT and MAGICJACKEXPRESS (stylized) are trademarks of magicJack VocalTec. Trademark applications for MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), M & App Icon Design, MAGICAPP & Design, and MAGICJACK CONNECT are pending in the United States. Outside the United States, trademark registrations for the MAGICJACK mark have been obtained in Canada, China, the European Union, El Salvador, India, Mexico and Peru. The Company owns Canadian trademark registrations for MAGICJACK PLUS, and MAGICJACK APP, as well as, pending Canadian trademark applications for M & App Icon Design, MAGICAPP & Design, and MAGICJACKEXPRESS (stylized). Additionally, the Company has been granted trademark registrations for M & App Icon Design, MAGICAPP & Design, MAGICJACK AMERICA, MAGICJACKEXPRESS (stylized), and MAGICJACKGO in Mexico. These trademarks are important to our business. Although we have omitted the "®" and "TM" trademark designations for such trademarks in this annual report, all rights to such trademarks are nevertheless reserved.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTEND,” “MAY,” “PLAN,” “PROJECT,” “SHOULD” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO MAGICJACK VOCALTEC OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS AND ASSUMPTIONS OF MAGICJACK VOCALTEC WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. MANY FACTORS COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS THAT MAY BE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO: THE COMPETITION WE FACE; OUR RELIANCE ON THE MAGICJACK PRODUCT AND RELATED SOFTWARE ACCESS RIGHTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES; OUR ABILITY TO ATTRACT NEW CUSTOMERS AND RETAIN CURRENT CUSTOMERS; OUR ABILITY TO OBTAIN ENOUGH PHONE NUMBERS TO MEET OUR CUSTOMERS’ DEMANDS; OUR ABILITY TO SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS OR DEFEND OURSELVES AGAINST CLAIMS OF INFRINGEMENT; OUR ABILITY TO DEVELOP AND DEPLOY NEW PRODUCTS; OUR ABILITY TO COMPLY WITH DOMESTIC AND INTERNATIONAL REGULATIONS AND STANDARDS; OUR ABILITY TO ANTICIPATE DEMAND FOR OUR PRODUCTS; DIFFERENCES BETWEEN OUR SERVICES AND TRADITIONAL PHONE SERVICES, INCLUDING 911 SERVICE; OUR ABILITY TO ADAPT TO RAPID CHANGES IN THE MARKET FOR VOICE SERVICES; OUR DEPENDENCE ON KEY SWITCHING ELEMENTS FROM COMPETITORS; UNCERTAINTIES RELATING TO REGULATION OF VOICE-OVER-INTERNET-PROTOCOL SERVICES; CHANGES IN TAX LAWS OR IN OUR TAX STATUS RESULTING IN INCREASED TAX LIABILITY; CURRENTLY PENDING OR FUTURE LITIGATION OR GOVERNMENTAL PROCEEDINGS; SERVER OR SYSTEM FAILURES THAT COULD AFFECT THE QUALITY OR DISRUPT THE SERVICES WE PROVIDE AND OUR ABILITY TO MAINTAIN DATA SECURITY.

CERTAIN FACTORS THAT MIGHT CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD LOOKING STATEMENTS ARE INCLUDED AND FULLY DESCRIBED IN PART I, ITEM 1A, "RISK FACTORS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED, PLANNED OR PROJECTED. MAGICJACK VOCALTEC DOES NOT INTEND OR ASSUME ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. ANY FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE AS OF THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

ITEM 1.  BUSINESS

Business Overview

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. The Company charges highly competitive rates for the right to access its servers (“access right”), and the Company’s customers then continue to have the ability to obtain free telephone services. The Company currently offers the magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer.  The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free.  The mobile apps include the magicApp and the magicJack Connect App, which are available for both iOS and Android. The Company’s products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

From 2011 through 2015, the Company has offered several versions of the magicJack device and mobile apps.  The device has been progressively upgraded to include superior voice quality, expanded memory and enhanced processing power. The initial access right period for the different versions of the device ranged from three to twelve months.

In March 2016, the Company acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”). Broadsmart is a leading hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. (“SMB”). Through this subsidiary, the Company provides easy-to-buy, simple-to-use VoIP services to small to medium sized businesses at competitive prices. The Company began sales of its SMB product during the third quarter of 2016.

The Company has historically prepared its consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, the Company has been reporting the results of operations for these new business lines as separate Reportable Segments – “Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The Core Consumer segment represents the historical magicJack consumer business.  The Enterprise segment includes Broadsmart and the SMB segment includes SMB.  Refer to Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

In May 2016, we launched the magicJack Connect App for iOS and Android. The magicJack Connect App offers users free worldwide Wi-Fi App-to-App calling & messaging. The App also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year.

The Company’s corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. The Company is located at 12 Haomanut Street, 2nd Floor, Poleg Industrial Area, Netanya, Israel 4250445 (telephone number +972-9-970-3888). The Company was organized under the laws of the State of Israel in 1989 and is subject to the Israeli Companies Law, or the Companies Law. The Company’s subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), is located at 222 Lakeview Avenue Suite 1600, West Palm Beach, Florida, 33401 (telephone number 561-749-2255).

Product and Service Offerings

magicJack Devices

The magicJack is a VoIP device weighing about one ounce which includes an initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The Company started selling the magicJack in late 2007. Since that time, the Company has offered several upgraded versions of the device with superior voice quality, expanded memory and enhanced processing power. The initial access right period for the different versions ranges from three to twelve months. The current devices available for purchase are the magicJack GO, which includes a twelve month access right, and the magicJack Express, which includes a three month access right period.  magicJack devices are sold either directly to customers through our website or through retailers.

Mobile apps

The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free. The magicApp offers a U.S. phone number, unlimited local and long distance calling to the US, Canada, Puerto Rico and the U.S. Virgin Islands, and unlimited text messaging to any U.S. mobile number. The magicApp is available to both iOS and Android users and offers access rights for a monthly or annual fee. In May 2016, we launched the magicJack Connect App for iOS and Android. The magicJack Connect App, also available for both iOS and Android, offers users free worldwide Wi-Fi App-to-App calling & messaging. The magicJack Connect App also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year.

Access Right Renewals

Customers who own a magicJack device or mobile app may renew access rights for periods ranging from one month to five years.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices.

Prepaid Minutes

The Company’s customers can purchase international minutes on a prepaid basis.

Access and Wholesale Charges

The Company generates revenues from access fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

UCaaS Services and Equipment

The Company provides hosted communication services and sells hardware and network equipment that are compatible with the service, through its recently acquired subsidiary. Broadsmart, which has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis.

Sources of Revenues

The Company generates revenues from the following sources:

•
Sales of the magicJack devices and initial access rights – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial three, six or twelve month access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers renewing access rights beyond the initial period included with a magicJack device or mobile app. The extended access right ranges from one month to five years.  These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to paid subscribers of the magicApp and magicJack Connect App, and are recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three, six or twelve month access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from the sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, (iv) insurance covering the replacement of a damaged or lost device, and (v) sale of battery powerbanks for mobile devices.  These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped;

•
Prepaid minutes – represent revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks. Revenues from prepaid minutes are recognized as minutes are used;

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to the Company’s end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments. Revenues from access and wholesale charges are recognized as minutes are used;

•
UCaaS – represents revenues recognized from: (i) recurring monthly service revenue from sales of its hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and  revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered; and

•	Other revenues – represent VoIP services provided to small to medium sized businesses through the SMB segment and revenues generated by ancillary revenue sources.

Approximately 87% of the Company’s consolidated revenues for the year ended December 31, 2016 and 90% of the Company’s consolidated revenues for the years ended December 31, 2015 and 2014 were derived from sales to customers located in the United States.

The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net revenues
Sale of magicJack devices and initial access rights	$12,775	$15,915	$24,564
Access right renewals	58,513	65,761	65,542
Shipping and handling	889	794	2,085
magicJack-related products	5,435	4,289	7,006
Prepaid minutes	5,677	8,243	10,083
Access and wholesale charges	5,021	5,953	7,028
UCaaS	8,966	-	-
Other	122	7	14
Total net revenues	$97,398	$100,962	$116,322

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, the mobile apps and its servers, as well as the development of new products and applications for use in its broadband service offerings.

Research and development expenses were $5.2 million, $4.5 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. During year ended December 31, 2016, $1.3 million of research and development expense was related to the SMB segment.  The balance of research and development expense was related to the Core Consumer segment. The Company accounts for research and development costs in accordance with the applicable accounting pronouncements described in Note 2, “Summary of Accounting Policies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which the Company currently competes is the United States. As of December 31, 2016, approximately 98% of its property and equipment, net of depreciation, is located in the United States. For the year ended December 31, 2016, approximately 87% of its consolidated revenues were derived from sales to customers located in the United States.

Business Seasonality

The Company’s revenues are not subject to seasonal fluctuations. However, quarterly revenue amounts are impacted by the timing of customer renewals and the revenues for Broadsmart can be impacted by the timing of non-recurring equipment and other sales.

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

Marketing, Sales and Distribution

For its Core Consumer business, the Company has relied on various marketing methods to advertise its products, including digital marketing and long and short form television commercials. The Company currently distributes the magicJack devices through retail outlets, including Walmart, Best Buy, Target, Walgreens, Fry’s and others, as well as through direct sales via the Company’s web-site.

For its Enterprise business, Broadsmart has not historically marketed through traditional advertising channels but has relied on direct sales and a network of strong, established third party re-seller relationships.

The new SMB segment has been testing various marketing methods to advertise its new products, primarily through digital channels.

In February 2015, RadioShack Corporation ("RadioShack") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Proceeding").  magicJack VocalTec Ltd. (the “Company”) was an unsecured creditor of RadioShack in the amount of $1.3 million in the Bankruptcy Proceeding for inventory purchased in 2014 and did not collect any portion of the amount it was owed. As a result, the Company did not recognize approximately $125,000 of revenue from these sales in the fourth quarter 2014 nor did it recognize any of the remaining $1.175 million of deferred revenue in subsequent periods in 2015 due to the uncollectability of such sales. The outstanding amount owed by RadioShack is not included in accounts receivable on the Company’s consolidated balance sheets as of December 31, 2016 or December 31, 2015. As no U.S. retail customer, including RadioShack, accounts for more than 10% of the Company’s total net revenues, the Company does not believe the Bankruptcy Proceeding of RadioShack, or its potential discontinuance as a going concern, will have a material adverse effect on the Company’s results of operations or financial condition.

In the years ended December 31, 2016, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 52%, 67% and 72%, respectively, of sales of all magicJack devices sold.  For the same periods, direct sales represented approximately 48%, 33% and 28%, respectively, of magicJack devices sold.

For the years ended December 31, 2016, 2015 and 2014, no retailer accounted for more than 10% of operating revenues for the Core Consumer or SMB segments. For the year ended December 31, 2016, two customers accounted for approximately 29% of operating revenues for the Enterprise segment.

Competition

The Company’s Core Consumer business faces competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers. Some of our principal competitors are the traditional telephone service providers, such as AT&T, Inc., CenturyLink, Inc. and Verizon Communications Inc., which provide telephone service based on the public switched telephone network. Some of these traditional providers also have added or are planning to add broadband telephone services to their existing telephone and broadband offerings. The Company also faces, or expects to face, competition from cable companies, such as Cablevision Systems Corp., Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable (a division of Time Warner Inc.), which have added or are planning to add broadband telephone services to their existing cable television, voice and broadband offerings. Further, wireless providers, including AT&T Mobility, Inc., Sprint Nextel Corporation, T-Mobile USA Inc., Verizon Wireless, Inc. and Clearwire Corporation, offer services that some customers may prefer over wireline-based service. In the future, as wireless companies offer more minutes at lower prices, their services may become more attractive to customers as a replacement for wireline-based service. Some of these providers may be developing a dual mode phone that will be able to use broadband telephone service where broadband access is available and cellular phone service elsewhere, which will pose additional competition to our offerings.

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, and Skype, which are other non-interconnected voice providers, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Yahoo! Inc. and others.  In addition, the Company competes with independent broadband telephone service providers.

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

The Company’s new Enterprise and SMB segments operate in a highly competitive market for business voice services which includes some of the same large competitors as its Core Consumer business (AT&T and Vonage) as well as other smaller competitors such as 8x8, Inc., RingCentral, ShoreTel and Inteliquent.

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

Effects of Governmental Regulations

In the United States, the Company’s Enterprise and SMB segments are subject to federal regulation under the rules and regulations of the Federal Communications Commission (“FCC” or the “Commission”) and various state and local regulations. The Company believes that, under current regulations, the Company’s Core Consumer segment, and its magicJack, LP subsidiary, is not an interconnected VoIP provider subject to those regulations.

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

Pursuant to the FCC Order, rates are lowered for the most common termination functions performed by regulated service providers when exchanging traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. As part of this transition, depending on the particular function performed and the type of regulated service provider, the rate for inter- and intrastate traffic was reduced to $0.0007 per minute effective July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors. Beginning July 1, 2018, these regulated service providers must recover the costs associated with the provision of terminating services from their customers rather than from other service providers.

The FCC Order also establishes new rules concerning traffic exchanged over Public Switch Telephone Network (“PSTN”) facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with terminating such traffic from their customers. But as part of the transition to that end point, the FCC Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers, establishing two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the reciprocal compensation rate associated with traditional telecommunications traffic. Further, the FCC Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with the FCC’s rules, which took effect on December 29, 2011.

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

The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. However, in November 2016, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s ruling. The Company cannot predict how the D.C. Circuit’s decision will affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. Various parties have filed petitions seeking rehearing en banc of the D.C. Circuit’s decision, which remain pending, and the current FCC chairman had expressed his intent to revisit the FCC’s rules. The Company cannot predict the outcome of these proceedings.

However, a decision by a court or the FCC striking down or narrowing the FCC’s net neutrality rules could adversely impact the Company’s business to the extent legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers are eliminated.  A court or the FCC also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

Universal Service Fund (“USF”) and Other Funds

The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available in high cost areas and for low income telephone subscribers and to promote universal availability of modern networks capable of providing voice and broadband service. In addition to USF, the FCC imposes other fees to meet the costs of establishing and maintaining a numbering administration system, to recover the shared costs of long-term number portability, and to contribute to the Telecommunications Relay Services (“TRS”) Fund. All telecommunications carriers and other providers are required to contribute to these funds, including interconnected VoIP providers. The FCC and many PUCs have for a number of years been considering substantial changes to the USF system including changes in contribution methodology. Some proposals, if adopted, could have a material adverse effect on the Company.

The FCC has also indicated its intent to reexamine the current USF contribution methodology, which may include requiring contributions based on revenues from broadband and other Internet Protocol-based services.  The Company cannot predict how any changes to the current USF contribution methodology may affect its business at this time.

On February 3, 2015, the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, TRS fund, Local Number Portability (“LNP”) fund, North American Numbering Plan (“NANP”) fund, and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions, although a group of industry trade associations have petitioned the Commission for review and a stay of this methodology. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations in the event the Company is found to have violated the Communications Act or FCC rules.

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

Number Portability

The FCC requires interconnected VoIP providers to comply with LNP rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers. The Company provides LNP, even though the Company believes it is not an interconnected VoIP service provider subject to the LNP rules.

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

Discontinuance of Service Reporting

The FCC requires interconnected VoIP providers to file an application with the Commission and obtain approval prior to discontinuing, reducing, or impairing service. The Company believes it is not an interconnected VoIP provider subject to the service discontinuance rules.

Annual Traffic and Revenue Reports

In January 2013, the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required to file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. The FCC is considering eliminating or narrowing its current international traffic reporting requirements.  At this time the Company cannot predict the impact, if any, that these reporting requirements will have on the Company’s operations.

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

Effects of State Regulations

The Company has been, and will continue to be, subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. The Company cannot predict the outcome of current or future proceedings, nor can it predict the potential impact on the Company's business.

Rural Call Completion Reporting

To the extent a covered provider makes the initial long-distance path choice for more than 100,000 domestic retail subscriber lines, the provider is subject to the FCC’s record retention and reporting requirements.  Specifically, the provider must record and retain information about call attempts to rural operating company numbers (“OCN”s) and must submit certified reports for call attempts to both rural and non-rural OCNs. The FCC’s Wireline Competition Bureau has clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. The Company is currently collecting and reporting the required data. At this time, the Company cannot predict the impact, if any, that these reporting requirements will have on the Company’s operations.

State and Municipal Taxes

The Company believes that it files all required state and municipal tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company’s Enterprise and SMB segments remit state and municipal taxes as required in the states where they are registered to do business. The Company believes that its Core Consumer segment is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company’s Core Consumer segment remits sales tax in Florida on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida. Certain states and municipalities may disagree with the Company’s policies regarding the Core Consumer business and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company’s Core Consumer segment may at some time be required to collect and remit sales taxes to states other than Florida. The Company’s Core Consumer business may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company’s Core Conusmer segment is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on a case by case basis whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Executive Officers of the Registrant

The following sets forth certain information regarding the Company’s executive officers as of the filing date of this annual report (unless otherwise indicated):

NAME	AGE	POSITION
Don C. Bell III	47	President, Chief Executive Officer and Director (effective March 9, 2017)
Gerald Vento	69	President, Chief Executive Officer and Director (until March 9, 2017)
Jose Gordo	43	Chief Financial Officer

DON C. BELL III, President, Chief Executive Officer & Director Nominee. Mr. Bell was nominated to the Company’s Board on December 29, 2016, and was appointed Chief Executive Officer by the Board on March 9, 2017. Prior to joining the Company, he was the owner and general partner of Tidal Capital LLC since April 2011, and President of Trigg Partners since August 2014. He was President and Principal Owner of Tidal Research, LLC from 2007 to 2011. From 2003 to 2006, he served as Senior Vice President of Marketing and Corporate Development at IPC Systems, Inc. From 2001 to 2003, he was Vice President of Clearwire Technologies. From 1998 to 2001, he was an Investment Banker in the Mergers and Strategic Advisory Department of Goldman Sachs.  He is an independent director of Wireless Telecom Group and serves as the chairman of its Compensation Committee and is a member of its Nomination and Governance Committee.  He was an independent director of TeleCommunication Systems Inc. from 2015 through its sale to Comtech Telecommunications in 2016, and served as a member of the Compensation Committee and the Nomination and Governance Committee and as Chairman of the Special Committee formed to evaluate and oversee the sales process.  Mr. Bell was an independent director of NTS, Inc. from 2012 through the sale of the Company to Tower Three Partners in 2014, and served as a member of the Special Committee formed in connection with such sale.  Mr. Bell holds a Master’s Degree in Business Administration from The Wharton School, University of Pennsylvania, and graduated from St. John’s College with a BA in Classics. Mr. Bell’s operating, finance and public director experience in the telecom and technology industry qualify him to serve on the Company’s Board of Directors.

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

Employees

As of December 31, 2016, the Company had 186 full-time employees, of whom 172 were in the United States, 2 were in Poland and 12 were in Israel. The Company’s employees are not represented by a labor union. The Company believes that its relations with its employees are good. In Israel, the Company’s relations with employees are governed by labor regulations that provide for specific terms of employment between the Company and its employees.

Neither the Company’s employees nor the Company are parties to any collective bargaining agreements, except for provisions of such agreements that are applicable to the industry in which the Company is engaged by virtue of expansion orders of the Israeli Ministry of Labor and Welfare issued under applicable Israeli laws.

Available Information

The Company’s annual report on Form 10-K (or Form 20-F for prior years), quarterly reports on Form 10-Q, current reports on Form 8-K (or Form 6-K for filings up to December 31, 2011), Proxy Statements, specialized disclosure reports on Form SD, as well as any amendments to those reports, will be provided in electronic format, free of charge, upon request, as soon as reasonably practicable after they are filed with or furnished to the SEC. You can learn more about the Company by reviewing its SEC filings under the "Financial Information" tab on its web site at http://www.vocaltec.com. The investor relations section of our website also includes charters for our audit committee and compensation committee of our board of directors, as well as our code of ethics that applies to all of our employees, officers and directors, including our chief executive officer and our chief financial officer.

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

RISKS RELATED TO OUR BUSINESS

We have commenced a strategic alternatives process and there can be no assurance that we will be successful in completing a transaction or that any such transaction will yield additional value for our shareholders or that the transaction will not have negative impacts on our business.

On March 15, 2017, we announced that our Board of Directors, working together with our new management team and legal and financial advisors, has commenced a dual track approach to maximize shareholder value through a strategic alternatives process and the execution of a new business strategy.  As previously announced, we have received multiple unsolicited offers which are at varying stages of diligence and financing commitment.  We plan to continue evaluating and engaging in discussions with the potential buyers we have received offers from as well as proactively seek additional financial and strategic buyers.  The strategic alternatives we could pursue include, among other things, the sale of all or part of the company, a merger with another party, or some other strategic transaction.  There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction that is agreed to will be completed. Our ability to complete a transaction, if our Board of Directors decides to pursue one, will depend on numerous factors, some of which are outside of our control, including market conditions, interest of third parties in our business, industry trends, and the availability of financing to potential buyers on commercially acceptable terms.  Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on shareholder value. The Board of Directors may also determine that no transaction is in the best interests of shareholders. Our Board of Directors has not set a timetable for this process. We do not intend to comment further regarding the strategic alternative process , or any specific transaction, until such time as the Board of Directors deems disclosure is appropriate or necessary.  Further, it is not certain what impact any potential transaction, or a decision not to pursue any potential transaction, may have on our stock price, operating results, financial condition, liquidity or business prospects.

We may incur substantial costs associated with running our strategic alternatives process, including the cost of legal and financial advisors.  The process of evaluating and exploring strategic alternatives may be time consuming and disruptive to our business operations.  If we are unable to effectively manage the strategic alternatives process, our business, financial condition, liquidity and results of operations could be materially adversely affected.  For example, the process could lead us to lose or fail to attract employees, customers or business partners. Although we have taken steps to address those risks, there can be no assurance that any such losses or distractions will not adversely affect our operations or financial results.

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

The Company faces competition on magicJack device sales from Apple, Samsung, Motorola and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, Ooma, and Skype, which is another non-interconnected voice provider, and may face competition from other large, well-capitalized Internet companies. In addition, the Company competes with independent broadband telephone service providers.

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

Our future growth depends primarily on (1) increased sales of magicJack devices and related products and services, (2) the successful implementation of monetization initiatives for our proprietary mobile apps, the magicApp and the magicJack Connect and (3) the successful integration of the Broadsmart business and implementation of new SOHO iniatives of the new management team. The failure to grow device and related revenues in the Core Consumer business through increased device sales in the future would make us more reliant on other growth initiatives and cause a longer-term decrease in our overall revenues which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The Company’s competitors also could use their greater financial resources to offer broadband telephone service with more attractive service packages that include on-site installation and more robust customer service. In addition, because of the other services that the Company’s competitors provide, they may choose to offer broadband telephone service as part of a bundle that includes other products, such as video, high speed Internet access and wireless telephone service, which the Company does not offer. This bundle may enable the Company’s competitors to offer broadband telephone service at prices with which the Company may not be able to compete or to offer functionality that integrates broadband telephone service with their other offerings, both of which may be more desirable to consumers. Any of these competitive factors could make it more difficult for the Company to attract and retain customers to its products, and cause the Company to lower its prices in order to compete and reduce its market share and revenues.

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

The Company offers services pursuant to a subscriber agreement that ranges generally from one month to five years in duration and allows its customers to gain access to its servers for telephone calls. The Company’s customers do not have an obligation to renew their subscriber agreement after their initial term period expires, and these agreements may not be renewed on the same or on more profitable terms. As a result, the Company’s ability to grow depends in part on retaining customers for renewals. The Company may not be able to accurately predict future trends in customer renewals, and its customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with the Company’s services, the prices of its services, the fees imposed by government entities, the prices of comparable services offered by its competitors or reductions in its customers’ spending levels. If the Company’s customers do not renew their services, renew on less favorable terms, or do not purchase additional functionality, the Company’s revenue may grow more slowly than expected or decline, and its profitability and gross margins may be harmed.

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

The Company invests in the development of new products, services and features with the expectation that it will be able to effectively offer them to consumers and businesses. Accordingly, the Company’s inability to successfully commercialize additional products, services and features in the future could have a material adverse effect on its efforts to diversify its product offerings and revenues and ultimately on its business, results of operations, financial condition or cash flows. In addition, the Company cannot assure you that the successful introduction of new products or services will not adversely affect sales of its current products and services.

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

While the Company has new products currently in development or beta versions currently in testing, its continued ability to adapt to a changing business environment will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in potential delays in product development include:

•	rapid technological changes in the broadband communications industry;

•	federal, state and local regulations governing our products and services;

•	relationships with manufacturers, other carriers and service providers; and

•	the availability of third party technology for the development of new products

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

The Company’s products must comply with various domestic and international regulations and standards.

The Company’s products must comply with various domestic and international regulations and standards defined by regulatory agencies. If it does not comply with existing or evolving industry standards and other regulatory requirements or if it fails to obtain in a timely manner any required domestic or foreign regulatory approvals or certificates, the Company will not be able to sell its products where these standards or regulations apply, which may harm its business. Moreover, distribution partners or customers may require the Company, or the Company may otherwise deem it necessary or advisable, to alter its products to address actual or anticipated changes in the regulatory environment. The Company’s inability to alter its products to address these requirements and any regulatory changes could have a material adverse effect on its business, financial condition, and operating results.

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

The Company may decide to end its emergency and E911 calling services for its Core Consumer business in the future, which may affect its revenues and expose it to significant liability.

Although the Company currently makes available emergency and E911 services to all of its users, it does not believe that it is required by regulations to do so for its Core Consumer business. The Company may, in the future, decide to discontinue providing such services for its Core Consumer business. Discontinuing such services may adversely affect customer demand, may result in fines by the FCC and may affect the Company’s revenues. In addition, customers who fail to reach emergency services may, in the future, attempt to hold the Company responsible for any loss, damage, personal injury or death suffered as a result.

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

Many factors out of the Company’s control could interfere with its ability to market, license, implement or support its products with any of its channels, which in turn could harm its business. These factors include, but are not limited to, a change in the business strategy of the Company’s channels, the introduction of competitive product offerings by other companies that are sold through one or more of its channels, potential contract defaults by one or more of its channels, bankruptcy of one or more distribution channel, or changes in ownership or management of one or more of its channels.  For example, in February 2015, RadioShack Corporation, one of the Company’s retail customers, filed a voluntary petition in bankruptcy court. The Company was owed $1.3 million by RadioShack which it did not collect and the Company ceased making sales to RadioShack to limit its exposure. The Company has made limited sales to the RadioShack entity that emerged from the bankruptcy proceedings and terminated its relationship with that entity effective as of October 27, 2016. Some of the Company’s competitors may have stronger relationships with its channels than the Company does or offer more favorable terms with respect to their products, and the Company has limited control, if any, as to whether those channels implement its products rather than its competitors’ products or whether they devote resources to market and support its competitors’ products rather than its offerings. If the Company fails to maintain relationships with these channels, fails to develop new channels, fails to effectively manage, train, or provide incentives to existing channels or if these channels are not successful in their sales efforts, sales of the Company’s products may decrease and its operating results would suffer.

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

We rely on our management team and any difficulties encountered managing our management transition, the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. On March 15, 2017, we announced that Don Carlos Bell III had been appointed as our new President and Chief Executive Officer and Gerald Vento would continue to serve on our Board of Directors. We also announced that Thomas Fuller was appointed as our EVP of Finance transitioning to the role of Chief Financial Officer in May of 2017, Kristin Beischel was appointed as our EVP and Chief Marketing Officer, Dvir Salomon was elevated to our management team as our EVP and Chief Technology Officer, and Kerrin Parker was appointed as Chief Operating Officer of Broadsmart.  Management transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees, increase the likelihood of turnover, and result in the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of new management team members, and the loss of key personnel, may also impact our ability to attract and retain qualified personnel and could also adversely impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management changes could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

The Company may make acquisitions or enter into joint venture arrangements that prove unsuccessful or strain or divert its resources.

The Company has made acquisitions of other companies or assets in its industry and entered into joint venture arrangements.  It may consider additional acquisitions or joint ventures in the future that could complement its business, including the acquisition of entities that would expand its service offerings, increase its market share or offer access to other asset classes, technology or service offerings that it does not currently have. The Company has limited experience in completing acquisitions of other businesses or assets. If it does acquire other businesses or assets, it may not be able to successfully integrate these businesses or assets with its own and it may be unable to maintain its standards, controls and policies. The Company may fail in its attempt to integrate acquired companies, businesses, or assets in such a way that it can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on the Company’s resources by diverting the attention of its management from its business operations. Additionally, the Company may experience difficulties in developing or maintaining controls and procedures related to an acquisition or joint venture arrangement.  Through acquisitions or joint venture arrangements, the Company may enter areas in which it has no or limited experience, and an acquisition or joint venture may be unsuccessful in accomplishing the intended benefits of the transaction. In addition, we cannot predict market reactions to any acquisitions or joint venture arrangements.  While we will strive to conduct appropriate due diligence in connection with any acquisition or joint venture opportunity, there may be risks or liabilities that such due diligence efforts fail to disclose or that the Company inadequately assesses.  The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations and financial condition. Moreover, any acquisition or joint venture arrangement may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on the Company’s business and results of operations.

The Company may incur operating losses in the future, and it has incurred historical operating losses.

Though the Company has been profitable in the last three years, the Company has had net losses in the past, and could have operating losses in the future.  Also, the Company’s new Enterprise and SMB segments generated operating losses in 2016. Additionally, the Company may incur significant operating and certain capital expenditures as it increases its sales and marketing activities to expand its customer base and increase its research and development activities as it develops new or enhanced technologies and features to improve its services, products and offerings. The Company may also increase its general, administrative and operating functions to support its growing operations. As a result, the Company will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues the Company may generate. Its efforts to attract new customers and to provide its current communications applications and services to an increased number of customers may be more expensive than the Company currently anticipates. If it does not significantly increase revenues after investing in these efforts, the Company’s results from operations would be harmed. The Company cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. Because of its limited operating history and the early stage of the market for some of its products and services, historical trends and expected performance are difficult to analyze. If revenues do not grow, or if operating expenses exceed the Company’s expectations or cannot be adjusted accordingly, its business, results of operations and financial condition could be adversely affected.

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

The Company could consider expanding its operations internationally and such plans are subject to increased risks which could harm its business, operating results, and financial condition.

The Company has consider expand its operations and markets for its products and services internationally. There are risks inherent in doing business internationally, including:

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

The rates that the Company charges and is charged by service providers for terminating calls by their customers to customers served by its servers, and for transferring calls by its customers onto other carriers, cannot exceed rates determined by regulatory authorities. In 2011, the FCC adopted an order fundamentally overhauling its existing intercarrier compensation (“ICC”) rules, which govern payments between carriers for exchange traffic.  This order established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a transition period that will end in 2020. The reductions resulting from these new ICC rules have affected and will continue to affect the Company’s revenues and results of operations.

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

In response to the D.C. Circuit’s decision, the FCC released an order in March 2015 adopting new net neutrality rules, which were predicated on the FCC’s decision to reclassify broadband as a common carrier service under Title II of the Communications Act of 1934 and the exercise of the FCC’s authority under Section 706 of the Telecommunications Act of 1996.  These new rules prohibit broadband providers from blocking, throttling, or engaging in paid prioritization (including prioritizing content and services of their affiliates). These new rules prohibit broadband providers from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing; or of edge providers to make lawful content, applications, services, or devices available to consumers. The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. Various parties have filed petitions seeking rehearing en banc of the D.C. Circuit’s decision, which remain pending, and the current FCC chairman had expressed his intent to revisit the FCC’s rules. The Company cannot predict the outcome of these proceedings.

However, a decision by a court or the FCC striking down or narrowing the FCC’s net neutrality rules could adversely impact the Company’s business to the extent legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers are eliminated.  A court or the FCC also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

The Company may be bound by certain FCC regulations relating to the provision of E911 service, and if it fails to comply with FCC regulations requiring it to provide E911 emergency calling services, it may be subject to fines or penalties.

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

Limitations on the Company’s ability to provide E911 service or a requirement to comply with potential new mandates of the FCC could materially limit its growth and have a material adverse effect on its profitability. The Company could be subjected to various fines and forfeitures. FCC rulings could also subject the Company to greater regulation in some states.

Regulatory rulings and/or carrier disputes could affect the manner in which the Company interconnects and exchanges traffic with other providers and the costs and revenues associated with doing so.

The Company exchanges calls with other providers pursuant to applicable law and interconnection agreements and other carrier contracts that define the rates, terms, and conditions applicable to such traffic exchange. The calls the Company exchanges originate from and terminate to a customer that uses a broadband Internet connection to access its services and are routed using telephone numbers of the customer’s choosing. There is uncertainty, however, with respect to intercarrier compensation for such traffic while rules continue to be challenged in various courts. The FCC Order in November 2011 has asserted its jurisdiction over such traffic. Various state commissions have also issued rulings with respect to the exchange of different categories of traffic under interconnection agreements. To the extent that another provider were to assert that the traffic the Company exchanges with them is subject to higher levels of compensation than the Company, or the third parties terminating the Company’s traffic to the PSTN, pay today (if any), or if other providers from whom the Company currently collects compensation for the exchange of such traffic refuse to pay it going forward, the Company may need to seek regulatory relief to resolve such a dispute. Given the recent changes to the intercarrier compensation regime, the Company cannot guarantee that the outcome of any proceeding would be favorable, and an unfavorable ruling could adversely affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic. The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. However, in November 2016, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s ruling. The Company cannot predict how the D.C. Circuit’s decision will affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

The Company does not anticipate paying cash dividends on its ordinary shares, which could reduce the return on shareholders’ investments.

The Company has never declared or paid cash dividends on its ordinary shares and does not expect to do so in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and to repurchase its ordinary shares based on market conditions and other considerations. In addition, terms of any future debt agreements may preclude the Company from paying cash dividends. Accordingly, any return on shareholders’ investments must come from an increase in the trading price of the Company’s ordinary shares.

We cannot assure our shareholders that share repurchase programs will enhance long-term shareholder value. Share repurchases, if any, could increase the volatility of the price of our ordinary shares.

The Company has done significant stock repurchase programs in the past and could consider such programs in the future. In 2015, our board of directors authorized a share repurchase program. Under the program, we were authorized to repurchase shares of ordinary shares on the open market or in privately negotiated transactions for an aggregate purchase price not to exceed $20.0 million. We repurchased 2,329,003 ordinary shares and expended $20.0 million under that repurchase program.  Although the Board of Directors authorized this share repurchase program, the share repurchase program did not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including market and business conditions, the trading price of the Company's ordinary shares, the nature of other investment or strategic opportunities, the rate of dilution of our equity compensation program, the availability of adequate funds, the applicable rules and regulations under Israeli law, the U.S. federal securities laws, and NASDAQ listing standards, and other factors.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company’s headquarters are located in Netanya, Israel. The Company does not own any of its properties. All of the Company’s properties, including the properties utilized by its subsidiaries, are leased. The following table contains additional information about the Company’s properties as of March 16, 2017:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Netanya, Israel	Administrative offices, technical team and research and development.	2,637	March 2018

West Palm Beach, FL	Executive, administrative offices	4,490	October 2019

	Customer service management, warehouse and distribution center.	10,580	July 2019

	Customer care call center.	8,405	October 2019

Plano, TX	Research and development for the magicJack devices and certain related-products and network support.	2,334	May 2017

Sunnyvale, CA	Research and development for the magicJack devices and certain related-products.	1,232	June 2017

Franklin, TN	Technology management and hosting equipment, servers	3,722	February 2019

Atlanta, GA	SMB offices.	11,268	June 2018

Warsaw, Poland	Research and development for the magicJack devices and certain related-products.	3,017	April 2022

The Company currently pays a total annual rental amount of approximately $0.9 million for all its facilities. The Company believes that its facilities are suitable for their purposes and sufficient to support its needs through 2017, and that, if necessary, current leases can be renewed or additional facilities can be secured for the Company’s anticipated general corporate needs.

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

Year Ended December 31, 2016:	High	Low
Fourth quarter	$7.50	$5.75
Third quarter	$6.81	$5.28
Second quarter	$6.70	$5.56
First quarter	$9.21	$6.30
Year Ended December 31, 2015:
Fourth quarter	$11.78	$9.06
Third quarter	$9.69	$6.77
Second quarter	$8.29	$6.50
First quarter	$8.54	$6.84

On March 15, 2017, the last reported sale price of our ordinary shares on the NASDAQ was $8.17 per share. As of March 15, 2017, there were approximately 107 record holders of our ordinary shares. As of March 15, 2017, approximately 94.5% of our ordinary shares are held in the United States by approximately 83 record holders.

Dividends

The Company has not paid any cash dividend during the two most recently completed fiscal years. The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options and restricted shares.  In April 2014, the shareholders approved amendments to the 2013 Plans at the annual general meeting of shareholders increasing the number of awards available for grant. The aggregate number of shares that may be subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the year ended December 31, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company.

During the year ended December 31, 2016, the Company granted 1,107,040 ordinary share options to its employees and executives with a weighted average exercise price of $7.09 and 320,305 restricted stock units to its executives, directors and consultants with a weighted average fair value at grant date of $6.07. During the year ended December 31, 2015, the Company granted 998,614 ordinary share options to its employees and executives with a weighted average exercise price of $9.33 and 385,852 restricted stock units to its executives, directors and consultants with a weighted average fair value at grant date of $9.33. During the year ended December 31, 2014, the Company granted 762,500 ordinary share options to its employees and executives with a weighted average exercise price of $14.71 and 30,500 restricted stock units to its executives, directors and consultants with a weighted average fair value at grant date of $19.15.

As of December 31, 2016, there were 3,488,059 ordinary share options outstanding with a weighted average exercise price of $11.13 under our equity compensation plans, as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	2,488,059	12.72	198,593
Equity compensation plans not approved by security holders (2)	1,000,000	7.18	n/a

(1) Consists of the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan as amended.
(2) Consists of options issued outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company.

Issuer Purchases of Equity Securities

In December 2016, the Company purchased 62,726 of its ordinary shares at $6.85 per share, for an aggregate purchase price of approximately $430 thousand, in settlement of the withholding tax liability of certain of its executive officers and other employees on the vesting of restricted stock units.

Period	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
October 1, 2016 - October 31, 2016	0	$-	0	$-
November 1, 2016 - November 30, 2016	0	$-	0	$-
December 1, 2016 - December 31, 2016	62,726	$6.85	0	$-
Total	62,726		0

The following graph compares the cumulative total shareholder return on the Company’s common stock from January 1, 2011 to December 31, 2016 to that of the total return of the Nasdaq Telecom Index and the S&P 500 Index. The comparison assumes $100 was invested in the Company’s common stock on January 1, 2011 and in each of the forgoing indices on January 1, 2011, and assumes the reinvestment of dividends. The graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.          SELECTED FINANCIAL DATA

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2016, 2015, 2014, 2013 and 2012 and for each of the years then ended is derived from the Company’s audited consolidated financial statements.

The information presented below (in thousands, except earnings per share) is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations:
Net revenues	$97,398	$100,962	$116,322	$143,492	$158,362
Cost of revenues (1)	36,734	34,142	42,541	49,094	61,325
Gross profit	60,664	66,820	73,781	94,398	97,037
Operating expenses (1)	46,909	41,477	60,217	46,952	53,472
Operating income	13,755	25,343	13,564	47,446	43,565
Interest expense	-	(57)	(192)	(307)	(411)
Other income (expense), net (2)	20	26	158	9	3,736
Income before income taxes	13,775	25,312	13,530	47,148	46,890
(Benefit) provision for income taxes	8,719	11,802	9,745	(23,163)	(8,961)
Net income	5,056	13,510	3,785	70,311	55,851
Net loss attributable to noncontrolling interest	635	-	-	-	-
Net income attributable to magicJack VocalTec Ltd. common shareholders	$5,691	$13,510	$3,785	$70,311	$55,851

Income per share attributable to magicJack VocalTec Ltd. common shareholders
Basic (3)	$0.36	$0.80	$0.21	$3.81	$2.80
Diluted (3)	$0.35	$0.79	$0.21	$3.81	$2.73

Weighted average ordinary shares outstanding
Basic	15,815	16,975	17,831	18,468	19,916
Diluted	16,064	17,045	17,868	18,476	19,985

Balance Sheet Data:
Cash and cash equivalents	$52,394	$78,956	$76,312	$54,779	$38,349
Total assets	$174,517	$168,836	$194,233	$171,894	$120,767
Property and equipment, net	$3,805	$3,302	$3,564	$1,959	$2,348
Goodwill and other identified intangibles, net	$47,185	$38,991	$41,777	$47,960	$48,440
Other non-current liabilities (4)	$10,866	$11,098	$13,438	$6,487	$3,114
Total capital (deficit) equity	$58,200	$47,668	$49,086	$37,442	$(24,770)
Total ordinary shares outstanding, net of treasury shares	16,051	15,610	17,868	17,827	18,709

Other Data:
Depreciation of property and equipment	$1,191	$799	$619	$565	$538
Amortization of intangible assets	$3,542	$2,786	$4,168	$4,293	$2,764
Impairment of intangible assets (5)	$998	$-	$2,500	$-	$-

(1)
Cost of revenues for the years ended December 31, 2016, 2015 and 2014 included a bonus to employees and outside consultants for services rendered in those years of $0.3 million, $0.3 million and $0.1 million, respectively. There were no bonus amounts allocated to cost of revenues in 2013 and 2012. Operating expenses for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 included a bonus to employees and outside consultants for services rendered in those years of $1.6 million, $1.7 million, $0.3 million, $1.4 million and $4.0 million, respectively.

(2)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income for the years ended December 31, 2016, 2015 and 2014 was not significant. Other income in 2013 was primarily related to $0.3 million in interest and dividend income and  $0.7 million in gains on investments, offset by $1.0 million in fair value loss on common equity put options. Other income in 2012 was primarily related to $3.7 million in fair value gain on common equity put options and $0.8 million in interest and dividend income, partially offset by $0.7 million in losses on investments.

(3)	Refer to Note 14, “Income per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(4)
As of December 31, 2016, 2015, 2014, 2013 and 2012, this item represents (a) the non-current portion of outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets (b) deferred income tax liabilities, non-current, and (c) $10.4 million, $10.8 million and $12.0 million, provision for uncertain tax position recorded in 2016, 2015 and 2014, respectively. Refer to Note 9, “Other Liabilities,” and Note 13, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(5)
Impairments of intangible assets for the year ended December 31, 2016 were comprised of an amortizable software license deemed obsolete, certain domain names not subject to amortization that were not renewed, and a trade name not subject to amortization. Impairment of intangible assets for the year ended December 31, 2014 was comprised of a non-compete agreement with the Company’s founder and former CEO who passed away during 2014. Refer to Note 6, “Intangible Assets,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge highly competitive rates for the right to access our servers (“access right”), and our customers then continue to have the ability to obtain free telephone services. We currently offer the magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer.  The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free.  The mobile apps include the magicApp and the magicJack Connect App, which are available for both iOS and Android. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

From 2011 through 2015, we have offered several versions of the magicJack device and mobile apps.  The device has been progressively upgraded to include superior voice quality, expanded memory and enhanced processing power. The initial access right period for the different versions of the device ranged from three to twelve months.

In March 2016, we acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”).  Broadsmart is a leading hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, we have diversified our operations into UCaaS targeting high end enterprise customers. This acquisition has positioned us to compete long-term in the UCaaS market.

During the first quarter of 2016, we created a new subsidiary, magicJack SMB, Inc. (“SMB”). Through this subsidiary, we provide easy-to-buy, simple-to-use VoIP services to small to medium sized businesses at competitive prices. We began sales of our SMB product in the third quarter of 2016.

In May 2016, we launched the magicJack Connect App for iOS and Android. The magicJack Connect App offers users free worldwide Wi-Fi App-to-App calling & messaging. The magicJack Connect App also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year.

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

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we have been reporting the results of operations for these new business lines as separate Reportable Segments.  Refer to Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Approximately 87% of our consolidated revenues in the year ended December 31, 2016 and 90% of our revenues in the years ended December 31, 2015 and 2014 were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack device and from the accompanying software access rights, which were $77.6 million, $86.8 million and $99.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We also provide our customers the ability to make prepaid calls using a magicJack device or magicJack App by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $5.7 million, $8.2 million and $10.1 million for years ended December 31, 2016, 2015 and 2014, respectively.

The majority of our Enterprise segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $9.0 million post acquisition for the year ended December 31, 2016.  We had no UCaaS revenue from Broadsmart for the years ended December 31, 2015 and 2014, prior to acquisition.

Our SMB segment did not generate significant revenue for the year ended December 31, 2016. There was no revenue for SMB for the years ended December 31, 2015 and 2014.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), Broadsmart Global, Inc., and magicJack SMB, Inc.. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 15, “Acquisition of Business,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details. The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation.

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

REVENUE RECOGNITION

We recognize revenue in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”), which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (“deliverables”), we apply Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

Core Consumer Segment

For the Core Consumer business, net revenues consist of revenues from sales of the magicJack devices to retailers, wholesalers or directly to customers, access rights fees, fees charged for shipping the magicJack devices, usage of prepaid minutes, access charges to other carriers and other miscellaneous charges for telecommunication related products and services. Revenues are recorded net of sales returns and allowances.

magicJack Devices and Access Right Renewals

magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, our estimate of the delay for the year ending December 31, 2016 was 90 days. We defer revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which we recognize the revenue from device sales and shipping charges, if applicable, ratably over the remaining initial access right period.

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from mobile apps is included as part of Access Right Renewals and recognized ratably over the access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We also accept returns of battery powerbanks for mobile devices within 30 days of sale. We estimate potential returns under these arrangements at point of sale and re-estimate them on a quarterly basis. For the years ended December 31, 2016, 2015 and 2014, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Other magicJack-Related Products

We offer customers other optional products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped.

Prepaid Minutes and Access and Wholesale Charges

We generate revenues from sales of prepaid international minutes to customers, fees charged to telecommunication carriers or providers for origination of their calls to 800-numbers, and access fees charged to other telecommunication carriers or providers on a per-minute basis for IXC calls terminated to our end-users. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments. Revenues from prepaid minutes and access and wholesale charges are recognized as minutes are used.

Enterprise Segment

For the Enterprise segment, net revenues consist of revenues from the sale of hosted services, usage charges, hardware and network equipment sales, and other one-time miscellaneous service charges.

UCaaS services and equipment provided by our Broadsmart subsidiary qualify as multiple deliverables per ASC 605-25.  Since the equipment and services are sold separately and can be used with other products and services, they are accounted for as separate units of accounting. We recognize revenues from sales of our hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenues from the sale of equipment purchased but not yet delivered and installed is deferred and recognized in the period that the hardware or equipment is put into service.

SMB Segment

SMB provides phone equipment and services that are interdependent and not sold separately. As such, they are accounted for as a combined unit of accounting under ASC 605-25.  Some agreements include a refund period or a promotion for free introductory service.  Revenue recognition is deferred for either period, after which we recognize the revenue for the combined unit ratably over the remaining service period.  Revenues from this segment were not significant for the year ended December 31, 2016.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other identifiable intangible assets with indefinite lives are not amortized to operations, but are instead reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in our market capitalization below its book value.

The valuation methodology we use for assessing potential impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from actual future results, we may record impairment charges in the future.

As part of our annual impairment review for goodwill and other identifiable intangible assets with indefinite lives, performed as of October 1, 2016 (the “Measurement Date”), management determined that there were impairment indicators at the Enterprise Segment.  Based on these indicators and the new reporting units for goodwill, we engaged an independent third party to perform a valuation of Broadsmart’s intangible assets and a two-step goodwill impairment test for each of our reporting units.

The third party valuation as of October 1, 2016 was used to test the Enterprise segment’s identified intangible assets subject to amortization for impairment.  Management summed the undiscounted cash flows expected to result from the use of these assets and their eventual disposition used in the third party valuation report and noted that the sum exceeded the carrying amount of the assets, indicating no further impairment testing was necessary for these assets as of October 1, 2016. Refer to Note 6, “Intangible Assets” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

The third party valuation as of October 1, 2016 determined the fair value of Broadsmart’s identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. This valuation yielded an estimated fair value of $1.7 million for the Broadsmart tradename.  This tradename was recorded as an identifiable intangible asset with an indefinite life at a carrying value of $2.2 million. As a result, an impairment loss of $0.5 million was recognized in General and Administrative expense for the fourth quarter of 2016 under the Enterprise segment in the statement of operations related to the tradename.

Under the first step of the goodwill test as of October 1, 2016, the fair value of each reporting unit was compared with its carrying value (including goodwill).  The fair value was determined based on a discounted future cash-flows approach.  The Core Consumer reporting unit passed the first step with fair value in excess of carrying value by approximately 227% and no further testing was required. The SMB segment had no goodwill and no further testing was required.  The Enterprise reporting unit did not pass the first step and further testing was required.

Under the second step of the goodwill test as of October 1, 2016, the carrying amount of the Enterprise reporting unit’s (Broadsmart’s) goodwill was compared to its implied fair value. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation with the residual fair value being the implied fair value of goodwill. The fair value of the reporting unit was determined using a discounted cash flow analysis. The Enterprise segment passed the second step with implied fair value of goodwill exceeding carrying value by approximately 35%.

Based on this testing, we determined that there was no impairment of goodwill as of our annual goodwill impairment test date of October 1, 2016 .  Refer to Note 7, “Goodwill” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Management continued to monitor the performance of the Enterprise segment/reporting unit (Broadsmart) and updated its impairment analysis of intangible assets not subject to amortization, goodwill and the identified intangible assets subject to amortization as of December 31, 2016. No further impairment charges were required as a result of this analysis.

Although the acquired Broadsmart business has underperformed compared to our expectations, we believe that the underlying fundamentals of the Broadsmart business and the exhibited market opportunities for growth remain consistent with our understanding and analysis of the business at the time of acquisition.  Subsequent to the year ended December 31, 2016, we implemented steps to improve the operating results and bolster integration efforts for the Broadsmart business.  In February 2017, we hired a new Chief Operating Officer for Broadsmart to reduce the administrative and organizational duties of Broadsmart’s original founders, who continue to be employed by us and are integral to its success, so that they can focus on expanding the customer base. We have also begun to hire additional sales and marketing personnel dedicated to obtaining new business. We believe that the Enterprise reporting unit will eventually perform at originally expected levels but more time is needed to give these integration efforts an opportunity to be successful. If these efforts are not successful, we will need to re-evaluate our forecasts for the Enterprise reporting unit. Further impairments could ensue if Broadsmart continues to perform below expectations.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carryforwards and timing differences between the recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We evaluated the valuation allowance as of December 31, 2016, 2015 and 2014 which resulted in adjustments of ($1.2 million) to bring the allowance to $16.3 million, $1.3 million to bring the allowance to $17.5 million, and $1.2 million to bring the allowance to $16.2 million, respectively.  These amounts adjust the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will continue to make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For the year ended December 31, 2016, we recorded a provision for uncertain tax positions of ($0.3) million. For the year ended December 31, 2015, our provision for uncertain tax positions was reduced by $10.1 million primarily due to the settlement of the IRS audits for tax years 2010 through 2013.  As of December 31, 2016 and 2015, the liability for uncertain tax positions totaled $10.4 million and $10.8 million, respectively. The current portion of such liability, if any, has been reflected in income taxes payable. There was no current portion of uncertain tax positions as of December 31, 2016 and 2015, respectively. The noncurrent portion of such liability, $10.4 million and $10.8 million as of December 31, 2016 and 2015, respectively, has been reflected in other non-current liabilities.

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

We file U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During fiscal 2013, we received notice that the IRS was going to examine our tax returns for 2010 and 2011. In October 2014, we were informed that the IRS was going to expand its audit to include our 2012 and 2013 tax returns. During 2015, we reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  We were able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in our December 31, 2015 consolidated balance sheets. The increase to the U.S. jurisdictional income resulted in a decrease in our Israeli jurisdictional income. The decrease in Israeli income, in turn, increased our Israeli net operating losses, resulting in a tax benefit of $5.6 million. For year ended December 31, 2016, we recorded income tax expense of $8.7 million, which is higher than the expected tax provision of $4.7 million, using the statutory rate of 34%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 23.0% which was effective in December 2016. The decrease in the rate resulted in the need to reduce our Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $5.2 million. Additionally, the effective tax rate was impacted by decreases to uncertain tax positions of ($0.8 million), decreases in valuation allowances of ($1.2 million), and other items of $0.8 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of our Israeli operations. The tax years 2011 through 2016 remain open to examination by other major taxing jurisdictions to which we are subject.

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

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the year ended December 31, 2016. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer renewal rates and limit customer churn. With the launch of magicJack Connect to both iOS and Android customers, we are increasing our efforts to reposition the device with its companion App service. We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our mobile Apps, or a combination of both.

On March 17, 2016, we completed the acquisition of substantially all of the assets of Broadsmart. In connection with the acquisition, we formed a new subsidiary, Broadsmart Global, Inc. Broadsmart has a track record of provisioning and delivering complex Unified Communication as a Service (UCaaS) solutions to blue chip corporate customers on a nationwide basis. It has expertise in servicing enterprises with hundreds-to-thousands of locations. We believe that if we successfully execute, there is significant growth potential for Broadsmart in the UCaaS space.

The two founders of Broadsmart have remained with the business as CEO and President, respectively, of Broadsmart Global, Inc. With the acquisition of Broadsmart, we are diversifying beyond our Core Consumer business into UCaaS targeting high end SMB and enterprise customers.  Broadsmart has demonstrated that they know how to sell and service large enterprise customers with complex needs at thousands of locations in multiple geographies.  We intend to fully support them in maximizing their promising pipeline for new business and are exploring opportunities for Broadsmart to realize synergies by leveraging magicJack’s proprietary low cost infrastructure.

Although the acquired  Broadsmart business has underperformed compared to our expectations, we believe that the underlying fundamentals of the UCaaS business and the exhibited market opportunities for growth remain consistent with our understanding and analysis of the business at the time of acquisition. As a consequence of the underperformance, in 2016 we recognized a $0.5 million impairment on the Broadsmart trade name. Refer to Note 6, “Intangible Assets” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.  Subsequent to the year ended December 31, 2016, we implemented steps to improve the operating results and bolster integration efforts for the Broadsmart business.  In February 2017, we hired a new Chief Operating Officer for Broadsmart to reduce the administrative and organizational duties of Broadsmart’s original founders, so that they can focus on expanding the customer base. We have also begun to hire additional sales and marketing personnel dedicated to obtaining new business. We believe that the business will eventually perform at originally expected levels but more time is needed to give these integration efforts an opportunity to be successful. If these efforts are not successful, we will need to re-evaluate our forecasts for the business. Further impairments could ensue if Broadsmart continues to  perform below expectations.

In addition to the Broadsmart acquisition, we are further transitioning towards business customers with the launch of our new SMB segment. We expect that this business line will leverage our core assets and give us the ability to sell services at disruptive pricing to small-to-medium business customers. While we did not recognize significant revenue from SMB in 2016, we believe that in the long term, if we successfully execute on this growth initiative, it has the potential to generate significant shareholder value.

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

With the acquisition of Broadsmart, the investment in the magicJack SMB business and the continued efforts in improving and promoting the magicJack Connect App, we have taken significant steps to diversify our business from the Core Consumer segment and into the SMB and UCaaS space, with magicJack SMB targeting smaller businesses and Broadsmart serving medium to large enterprises.

In 2017, we intend to focus on launching new services targeting Small Office Home Office (“SOHO”), pursuing a mobile-first, web-first strategy.  We believe that because of our vertically integrated operations and CLEC network with significant excess capacity, we can be both competitively price disruptive and profitable at the same time, similar to the historical magicJack Core Consumer business.  We believe this strategy leverages existing assets and recent R&D investment, and is a webfocused customer acquisition and UCaaS model. We plan to consolidate operations and to eliminate redundant SMB segment functions in Atlanta. We are also planning on eliminating unproductive or less-promising ventures, including our partnership with Telefonica and the Hotelijack initiative. We have recruited a new executive team to execute this strategy.

While we are excited by the new direction that we are planning for 2017 and the potential inherent in the acquisition of Broadsmart, there can be no assurance that these initiatives will be successful and we cannot predict what impact, if any, these initiatives will ultimately have on our business, results of operations, financial condition or cash flows.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our consolidated balance sheets for the periods indicated (in thousands).

	December 31,	December 31,	December 31,	2016 compared to	2015 compared to
	2016	2015	2014	2015	2014

Cash and cash equivalents	$52,394	$78,589	$75,945	$(26,195)	$2,644
Inventories	$4,441	$5,723	$5,635	$(1,282)	$88
Prepaid income taxes	$527	$2,747	$12,513	$(2,220)	$(9,766)
Deferred tax assets, current	$-	$-	$13,341	$-	$(13,341)
Receivable from earnout escrow	$2,000	$-	$-	$2,000	$-
Intangible assets, net	$28,854	$6,687	$9,473	$22,167	$(2,786)
Goodwill	$47,185	$32,304	$32,304	$15,181	$-
Income tax payable	$1,527	$-	$9,197	$1,527	$(9,197)
Total deferred revenue	$92,708	$102,700	$111,227	$(9,992)	$(8,527)
Other non-current liabilities	$10,866	$11,098	$13,438	$(232)	$(2,340)

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

During the year ended December 31, 2016, cash and cash equivalents decreased $26.2 million, primarily reflecting $40.0 million used in the acquisition of Broadsmart, partially offset by $15.3 million provided by operations. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the year ended December 31, 2016, inventories decreased $1.3 million due to reduced purchases of magicJack devices reflecting lower year-over-year sales volumes.

During the year ended December 31, 2016, prepaid income taxes decreased $2.2 million, income tax payable increased $1.5 million and other non-current liabilities decreased $0.2 million due to recognition of 2016 income taxes.

During the year ended December 31, 2016, receivable from earnout escrow increased $2.0 million.  This item represents amounts placed in escrow as part of the Broadsmart acquisition, as contingent consideration to the sellers if the Broadsmart business generated 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment").  The 2016 revenue target was not achieved and the funds are now expected to be returned to us.

During the year ended December 31, 2016, intangible assets increased $22.2 million.   The increase in intangible assets is primarily attributable to $26.4 million in additions from the acquisition of Broadsmart, partially offset by: (i) amortization expense of $3.5 million and (ii) impairments of $1.0 million.

During the year ended December 31, 2016, goodwill increased $14.9 million due to the acquisition of Broadsmart.

During the year ended December 31, 2016, total deferred revenue decreased $10.0 million due primarily to the recognition of 2015 deferred revenue exceeding the deferral associated with 2016 sales.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

During the year ended December 31, 2015, cash and cash equivalents increased $2.6 million, primarily reflecting $25.4 million provided by operations, partially offset by $20.0 million used to repurchase treasury stock as part of our share repurchase program. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the year ended December 31, 2015, prepaid income taxes decreased $9.8 million, income tax payable decreased $9.2 million deferred tax assets, current decreased $13.3 million and other non-current liabilities decreased $2.3 million reflecting (i) adoption of ASU 2015-17, which requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet and (ii) settlement of an IRS audit for the years ended December 31, 2010, 2011, 2012 and 2013.

During the year ended December 31, 2015, intangible assets decreased $2.8 million due to amortization expense.

During the year ended December 31, 2015, total deferred revenue decreased $8.5 million due primarily to the recognition of 2014 deferred revenue exceeding the deferral associated with 2015 sales.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the periods indicated (in thousands, except per share information). The consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues items to enable a more meaningful discussion of our operations. The components of our operating revenue and cost of revenues as presented in the following table are described below the table.

	Year ended December 31,			2016 Compared to		2015 Compared to
	2016	2015	2014	2015		2014
Net revenues
Sale of magicJack devices and initial access rights	$12,775	$15,915	$24,564	$(3,140)	(19.7)%	$(8,649)	(35.2)%
Access right renewals	58,513	65,761	65,542	(7,248)	(11.0)	219	0.3
Shipping and handling	889	794	2,085	95	12.0	(1,291)	(61.9)
magicJack-related products	5,435	4,289	7,006	1,146	26.7	(2,717)	(38.8)
Prepaid minutes	5,677	8,243	10,083	(2,566)	(31.1)	(1,840)	(18.2)
Access and wholesale charges	5,021	5,953	7,028	(932)	(15.7)	(1,075)	(15.3)
UCaaS	8,966	-	-	8,966	100.0	-	-
Other	122	7	14	115	1,642.9	(7)	(50.0)
Total net revenues	97,398	100,962	116,322	(3,564)	(3.5)	(15,360)	(13.2)

Cost of revenues
Cost of devices and related products	8,684	8,320	11,068	364	4.4	(2,748)	(24.8)
Shipping and handling	1,729	1,194	1,980	535	44.8	(786)	(39.7)
Credit card processing fees	1,828	2,260	2,473	(432)	(19.1)	(213)	(8.6)
Network and carrier charges	12,310	15,352	19,694	(3,042)	(19.8)	(4,342)	(22.0)
UCaaS	7,224	-	-	7,224	100.0	-	-
Other	4,959	7,016	7,326	(2,057)	(29.3)	(310)	(4.2)
Total cost of revenues	36,734	34,142	42,541	2,592	7.6	(8,399)	(19.7)

Gross profit	60,664	66,820	73,781	(6,156)	(9.2)	(6,961)	(9.4)

Operating expenses:
Marketing	9,085	9,409	20,434	(324)	(3.4)	(11,025)	(54.0)
General and administrative	34,325	27,547	33,912	6,778	24.6	(6,365)	(18.8)
Research and development	5,199	4,521	5,871	678	15.0	(1,350)	(23.0)
Gain on mark-to-market	(1,700)	-	-	(1,700)	(100.0)	-	-
Total operating expenses	46,909	41,477	60,217	5,432	13.1	(18,740)	(31.1)
Operating income	13,755	25,343	13,564	(11,588)	(45.7)	11,779	86.8

Other income (expense):
Gains on investments	-	-	37	-	*	(37)	*
Interest and dividend income	26	26	117	-	*	(91)	*
Interest expense	-	(57)	(192)	57	*	135	*
Other (expense) income, net	(6)	-	4	(6)	*	(4)	*
Total other (expense) income	20	(31)	(34)	51	*	3	*
Income before income taxes	13,775	25,312	13,530	(11,537)	(45.6)	11,782	*
Income tax expense	8,719	11,802	9,745	(3,083)	(26.1)	2,057	*
Net income	5,056	13,510	3,785	(8,454)	(62.6)	9,725	*
Loss attributable to
noncontrolling interest	(635)	-	-	(635)	*	-
Net income attributable							*
to magicJack VocalTec Ltd. common shareholders	$5,691	$13,510	$3,785	$(7,819)	(57.9)	$9,725	*
Income per magicJack VocalTec Ltd common share:
Basic	$0.36	$0.80	$0.21	$(0.44)	(55.0)	$0.59	*
Diluted	$0.35	$0.79	$0.21	$(0.44)	(55.2)	$0.58	*

* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sales of the magicJack devices and initial access rights – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the initial three, six or twelve month access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. These revenues also include revenues from access rights granted to users of the magicApp and magicJack Connect App which are recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the initial three, six or twelve month access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, (iv) insurance covering the replacement of a damaged or lost device, and (v) sale of battery powerbanks. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped;

•
Prepaid minutes – represents revenues recognized primarily from the usage and expiration of international prepaid minutes, net of chargebacks. Revenues from prepaid minutes are recognized as minutes are used;

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers (“IXC”) calls terminated to our end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments. Revenues from access and wholesale charges are recognized as minutes are used;

•
UCaaS – represents revenues recognized from: (i) recurring monthly service revenue from the sales of hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and  revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered; and

•	Other revenues – represent VoIP services provided to small to medium sized businesses through the SMB segment and revenues generated by ancillary revenue sources

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of devices and related products – represent the costs of components and manufacturing of the magicJack devices, as well as production, packaging and other inventory-related costs and broker commissions on devices and mobile apps. The costs of the magicJack devices and mobile apps are recognized over the initial three, six or twelve month access right period. The cost of battery powerbanks is expensed as incurred;

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

•
Network and carrier charges – represent facilities charges to establish and maintain our network as well as network usage fee charges from other telecommunication carriers. These rates or charges are based upon commercial agreements or applicable state and/or federal tariffs. These charges are expensed as incurred; and

•
UCaaS – represents the cost of providing the recurring monthly hosted services including, network usage charges, customer internet access, amortization expense and commissions as well as the cost of hardware and network equipment related to non-recurring sales, provided by our Broadsmart subsidiary. These costs are expensed as incurred; and

•
Other cost of revenues – represents allocation of personnel-related costs, amortization and depreciation expense related to assets employed in generating our revenues, as well as costs from discontinued revenue sources.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Net Revenues

Total net revenues were $97.4 million and $101.0 million for the years ended December 31, 2016 and 2015, respectively, representing a decrease of $3.6 million, or 3.5%. The decreases in the components of net revenues were primarily attributable to the following:

•	$7.2 million net decrease in access right renewal and mobile App revenues;

•	$2.6 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	$3.1 million decrease in magicJack device sales revenues, primarily reflecting lower retail sales volumes; and

•	$0.9 million decrease in revenues from access and wholesale charges.

These decreases in components of net revenues were partially offset by $9.0 million in sales related to Broadsmart UCaaS revenues and a $1.1 million increase in revenues from the sale of magicJack-related products.

In the years ended December 31, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 52% and 67%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 48% and 33%, respectively, of magicJack devices sold.

For the years ended December 31, 2016 and 2015, no retailer accounted for more than 10% of net revenues for the Core Consumer segment. For the year ended December 31, 2016, two customers accounted for 29% of net revenue for the Enterprise segment. Revenue for the SMB segment was not significant for the year ended December 31, 2016.

Cost of Revenues

Total cost of revenues was $36.7 million and $34.1 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of approximately $2.6 million, or 7.6%. This increase in cost of revenues was primarily attributable to:

•	$7.2 million in Broadsmart UCaaS related cost of goods sold, which included approximately $2.1 million in depreciation and amortization expense related to acquired assets,

•	a $0.5 million increase in shipping and handling costs reflecting an increase in direct sales volume, and

•
a $0.4 million increase in the cost of devices and related products due to (a) a $0.8 million increase in broker commissions, primarily related to the mobile app sales, and (b) a $0.6 million increase in the cost of powerbanks, partially offset by a $1.0 million decrease in the cost of magicJack devices.

These increases in components of cost of revenues were partially offset by: (i) a $3.0 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free App users at the end of Q2 2016, (ii) $2.1 million decrease in other cost of revenues primarily attributable to a decrease in overhead allocation reflecting lower personnel related costs and amortization expense, and (iii) a $0.4 million decrease in credit card processing fees.

Operating Expenses

Total operating expenses were $46.9 million and $41.5 million for the years ended December 31, 2016 and 2015, respectively, representing an increase of $5.4 million, or 13.1%. This increase in operating expenses is primarily attributable to:

•
a $6.8 million increase in G&A expense due to several factors including: (a) $6.1 million in costs associated with the SMB segment, (b) $3.1 million in costs associated with the Broadsmart UCaaS business, (c) $1.1 million in costs associated with our joint venture, and (c) $1.0 million impairment of intangible assets; partially offset by cost reductions in the Core Consumer segment totaling $4.5 million, primarily in the areas of personnel related costs and customer care related costs; and

•	a $1.3 million increase in R&D expenses related to the new SMB segment, partially offset by cost reductions of $0.7 million in the Core Consumer segment.

These increases were partially offset by a $1.7 million gain on mark-to-market related to the Broadsmart Earnout Payment. There was also a small net decrease of $0.3 million in consolidated marketing expense.  By segment, the changes were a $4.6 million decrease in the Core Consumer segment due to reduced media buys and personnel related costs, partially offset by the addition of: (a) $3.5 million in costs associated with the SMB segment, (b) $0.4 million in costs associated with the Enterprise segment (Broadsmart), and (c) $0.4 million in costs associated with the “Other” segment.

Other Income (Expense)

Total other income (expense) was not significant for the years ended December 31, 2016 and 2015.

Income Taxes

Total income tax expense was $8.7 million and $11.8 million for the years ended December 31, 2016 and 2015, respectively. The calculation of our effective income tax rate for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2016	2015

Income before taxes	$13,775	$25,312
Income tax expense (benefit)	8,719	11,802
Effective income tax rate	63.30%	46.63%

We primarily operate in the U.S. and Israel.  Our U.S. operations are subject to a federal statutory income tax rate of 34% in 2016 and  2015 and our Israeli operations are subject to a statutory income tax rate of 25.0% in 2016 and 26.5% in 2015. Our Israeli operations will be subject to a statutory income tax rate of 24.0% in 2017 and 23.0% in 2018. The income tax provision for 2016 and 2015 included items that have resulted in significant variances in our effective tax rate in comparison to statutory rates.

For the year ended December 31, 2016, we recorded an income tax expense of $8.7 million, which is higher than the expected tax provision of $4.7 million, using the statutory income tax rate of 34% due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 23.0% which was effective in December 2016. The decrease in the rate resulted in the need to reduce our Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $5.2 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of ($0.8 million), decreases in valuation allowances of ($1.2 million), and other items of $0.8 million. The items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of our Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 35%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

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

As of December 31, 2016 and 2015, we had an income tax payable and prepaid income taxes balance of $1.0 million and $2.7 million, respectively.

Noncontrolling Interest

During the year ended December 31, 2016, we formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. To date we have spent approximately $1.6 million funding the operations of this joint venture. The operations of the joint venture for the year ended December 31, 2016 have not been significant to our financial statements. Our consolidated financial statements for the year ended December 31, 2016, include an adjustment to income attributable to magicJack VocalTec Ltd. common shareholders of $635 thousand, to recognize the impact of the noncontrolling interest.  We have determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separately reportable segment. As such, it is included in “Other” in our segment reconciliation. Refer to Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Net Income Attributable to Common Shareholders and Income Per Share

As a result of the foregoing items, net income attributable to common shareholders decreased to $5.7 million in 2016 as compared to $13.5 million in 2015, primarily as a result of net losses of $11.0 million, $2.2 million and $1.6 million in the SMB, Enterprise and “Other” segments, respectively. The losses were partially offset by an increase in net income of $7.0 million from the Core Consumer segment and an adjustment of $0.6 million for the impact of the noncontrolling interest. Income per diluted share attributable to magicJack VocalTec Ltd. common shareholders decreased to $0.35 per common share in 2016 as compared to $0.79 per common share in 2015 due to the decrease in net income, partially offset by a decrease of approximately 1.0 million (or 5.8%) in the weighted average number of common shares outstanding in 2016 as compared to 2015 primarily due to our 2015 share repurchase program.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Net Revenues

Total net revenues were $101.0 million and $116.3 million for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $15.4 million, or 13.2%. The decreases in the components of net revenues were primarily attributable to the following:

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

These decreases in components of net revenues were partially offset by a $0.2 million increase in access right renewals.

In the years ended December 31, 2015 and 2014, sales of the magicJack devices through retail outlets represented approximately 67% and 72%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 33% and 28%, respectively, of magicJack devices sold.

For the years ended December 31, 2015 and 2014, no retailer accounted for more than 10% of our total net revenues.

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

Operating Expenses

Total operating expenses were $41.5 million and $60.2 million for the years ended December 31, 2015 and 2014, respectively, representing a decrease of $18.7 million, or 31.1%. This decrease in operating expenses was primarily due to:

•
a $11.0 million decrease in marketing-related expense driven by (i) a $7.2 million decrease in advertising media buys reflecting management’s decision not to spend significantly on media buys, (ii) a $1.2 million decrease in marketing related personnel costs driven by a decrease in head-count, and (iii) a $2.6 million decrease in sponsorships and other advertising spend reflecting a more conservative approach to our marketing spend in 2015;

•
a $6.4 million decrease in general & administrative expenses primarily due to (i) approximately $5.0 million in lower legal and other professional expenses reflecting less litigation, and the settlement of certain regulatory and tax-related matters and other disputes, (ii) $1.7 million lower customer care related expenses, and (iii) $3.4 million in lower amortization expense and lower impairment charges related to the write-off of the $2.5 million net carrying value associated with a non-compete agreement with our founder and former CEO in 2014 with no comparable expense in 2015. These decreases were partially offset by a $3.1 increase in personnel related costs primarily reflecting severance expense and higher accrued bonus amounts year-over-year and;

•	a $1.4 million decrease in research and development costs primarily reflecting lower personnel related expenses and a decrease in research and development related consulting costs.

Our combined advertising-related expenses decreased by approximately 54% for the year ended December 31, 2015 as compared to December 31, 2014 primarily due to increased advertising efforts in the year ended December 31, 2014 related to the launch of the magicJack GO device and our new advertising campaign and brand refresh. During the year ended December 31, 2015, we reduced our advertising media buys. Advertising-related expenses have varied historically, and may continue to vary from quarter to quarter.

Other Income (Expense)

Total other expense was not significant for the years ended December 31, 2015 and 2014.

Income Taxes

Total income tax expense was $11.8 million and $9.7 million for the years ended December 31, 2015 and 2014, respectively. The calculation of our effective tax rate for the years ended December 31, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2015	2014

Income before taxes	$25,312	$13,530
Income tax expense (benefit)	11,802	9,745
Effective income tax rate	46.63%	72.03%

We primarily operate in the U.S. and Israel.  Our U.S. operations are subject to a federal statutory income tax rate of 34%, and our Israeli operations are subject to a statutory income tax rate of 26.5% in 2015 and 2014. The income tax provision for 2015 and 2014 included items that have resulted in significant variances in our effective tax rate in comparison to statutory rates.

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

As of December 31, 2015 and 2014, we had a prepaid income taxes balance of $2.7 million and $12.5 million, respectively, which was available to offset potential payments related to the uncertain tax liabilities disclosed above.

Net Income Attributable to Ordinary Shareholders and Income Per Share

As a result of the foregoing items, net income attributable to ordinary shareholders increased to $13.5 million in 2015 as compared to $3.8 million in 2014. Income per diluted share attributable to ordinary shareholders increased to $0.79 per ordinary share in 2015 as compared to $0.21 per ordinary share in 2014 as a result of higher net operating income in 2015 as compared to 2014, and by a decrease of approximately 0.8 million (or 4.6%) in the weighted average number of ordinary shares outstanding in 2015 as compared to 2014 primarily due to our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand, and investments. As of December 31, 2016, we had cash and cash equivalents of $52.4 million, investments of $0.4 million and accounts receivables of $3.2 million. Accounts payable and income taxes payable at December 31, 2016, were $2.8 million and $1.4 million, respectively.  During the year ended Decemer 31, 2016 our cash decreased from $78.6 million as of December 31, 2015 to $52.4 million as of December 31, 2016, as we made two significant investments in our future to diversify our revenue sources and customer base. Those two investments were the $40.0 million acquisition of Broadsmart for our Enterprise segment in March 2016 and the year-long development of the SMB segment which resulted in an $11.0 million investment.  These two initiatives are intended to diversify the Company’s operations in light of the declining Core Consumer business centered on the magicJack devise and related products and services.

During the year ended December 31, 2016, we generated positive operating cash flows of $15.3 million, as compared to $25.4 million for the year ended December 31, 2015. The $10.1 million decrease was primarily attributable to the decrease in net income discussed above, most notably the $11.0 million investment in the new SMB segment. Net income was $5.1 million for the year ended December 31, 2016 as compared to a $13.5 million for the year ended December 31, 2015. We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. If we decide to make future acquisitions, we may require new sources of funding, including additional debt, equity financing or some combination thereof. There can be no assurances that we will be able to secure additional sources of funding or that such additional sources of funding will be available on acceptable terms.

Cash Flow – Operating Activities

Net cash provided by operating activities was $15.3 million, $25.4 million and $25.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, net cash provided by operating activities was primarily attributable to: (i) $5.1 million of net income; (ii) $12.7 million in non-cash items consisting primarily of (a) $4.2 million of share-based compensation expense, (b) $4.7 million of depreciation and amortization expense, (c) a $1.0 million impairment of intangible assets, (d) a $0.3 million increase in uncertain tax positions, and (e) a $4.4 million decrease in deferred income tax provision, partially offset by a $1.7 million gain on mark-to-market related to the Broadsmart Earnout Payment; (iii) a $1.6 million decrease in inventory levels; (iv) a $2.0 million decrease in prepaid income taxes; (v) a $1.5 million increase in accounts payable, and (vi) a $1.5 million increase in income taxes payable. These items were partially offset by: (i) a $10.2 million decrease in deferred revenue; (ii) a $1.0 million decrease in accrued expenses and other current liabilities; and (iii) a $0.4 million increase in deposits and other current assets.

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

During the year ended December 31, 2014, net cash provided by operating activities was primarily attributable to (i) $3.8 million net income, (ii) $24.8 million in net non-cash items consisting primarily of, $7.2 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, $14.2 million increase in uncertain tax positions, $4.8 million depreciation and amortization expense, $2.5 million in impairment of intangible assets, $0.4 million in the provision for billing adjustments, and $0.2 million in non-cash interest, offset in part by a $4.4 million deferred tax benefit, (iii) $1.9 million decrease in deferred costs related to the magicJack device, and (iv) $0.7 million increase in accounts payable; offset in part by (i) $3.3 million decrease in deferred revenues as a result of lower sales of magicJack devices, (ii) $1.1 million increase in inventories, (iii) $0.9 million increase in deposits and other current assets, (iv) $0.7 million increase in accounts receivable, and (v) $0.3 million decrease in accrued expenses and other current liabilities.

Cash Flow – Investing Activities

Net cash (used in) provided by investing activities was ($41.0) million, $(1.0) million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Net cash used in investing activities during the year ended December 31, 2016 was primarily attributable to the acquisition of Broadsmart.

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

Cash Flow –Financing Activities

Net cash used in financing activities was $0.4 million, $21.7 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

No significant cash was (used in) or provided by financing activities for the year ended December 31, 2016.

Net cash used in financing activities during the year ended December 31, 2015 primarily consisted of: (i) $20.0 million in cash used to purchase treasury stock as part of our share repurchase program, (ii) payment of $1.5 million for the last of five installment payments for the purchase of certain intangible assets in 2011, and (iii) $0.2 million in cash used to repurchase shares to settle executives’ tax withholding liability upon the vesting of restricted stock units during the year.

Net cash used in financing activities for the year ended December 31, 2014 consisted primarily of a payment of $1.5 million for the fourth of five installment payments for the purchase of certain intangible assets in 2011.

Stock Repurchase Program

In the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $20.0 million. The objective of our stock repurchase program was to improve stockholders’ returns. As of December 31, 2015, we had expended the maximum authorized amount of $20.0 million for the acquisition of ordinary shares under the 2015 stock repurchase program. All shares purchased, and not yet retired, are recorded as treasury shares. We repurchased 2,329,003 ordinary shares under this program through December 31, 2015. We had no stock repurchase activity in the year ended December 31, 2016.

Our Board of Directors had previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $100.0 million. The objective of our stock repurchase program was to improve stockholders’ returns. As of December 31, 2014, we had repurchased $91.3 million of ordinary shares under the previous stock repurchase program, and there was $8.7 million that remained authorized to purchase ordinary shares pursuant to the stock repurchase program. This program was terminated when our Board of Directors approved the new $20.0 million program in the first quarter of 2015. All shares purchased, and not yet retired, were recorded as treasury shares. There was no repurchase activity related to our previous stock repurchase program for the years ended December 31, 2016, 2015 or 2014. We repurchased 6,143,731 ordinary shares under this program through December 31, 2015.

We have in the past bought call option contracts and sold put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2016 or 2015, and we do not expect to buy call options or sell common equity put options in the future as part of any share repurchase program. We did not purchase any call option contacts or sell any put option contracts during the years ended December 31, 2016 or December 31, 2015.

Other Liabilities

As of December 31, 2014, we had outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets, and secured only by such intangible assets, under which it made a final non-interest bearing payment of $1.5 million on May 31, 2015. The liability for such payments was discounted at a rate of 10% to a net present value of $1.4 million at December 31, 2014. Refer to Note 9, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Summary of Accounting Policies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for details.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that our aggregate contractual obligations as of December 31, 2016 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
Operating lease obligations	$2,860	$1,156	$1,506	$170	$28	$-
Accrued severance pay (1)	$1,038	$637	$-	$-	$401	$-
Uncertain tax positions (2)	$10,435	$-	$1,176	$1,211	$-	$8,048
Total contractual obligations	$14,333	$1,793	$2,682	$1,381	$429	$8,048

(1) As of December 31, 2016, we had $0.3 million in severance pay funds in reserve to settle such liabilities.
(2) As of December 31, 2016, we had $8.0 million in uncertain tax liabilities for which the Company can not reliably estimate the period of cash settlement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks that are inherent in its financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect its results of operations or financial condition.

Exposure to Interest Rates

The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income the Company receives from its investments without incurring investment market volatility risk. The Company’s investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on the Company’s cash and cash equivalents. Due to the short-term nature of the Company’s cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of the Company’s portfolio as of December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited the accompanying consolidated balance sheets of magicJack VocalTec Ltd. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of magicJack VocalTec Ltd. and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), magicJack VocalTec Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 16, 2017

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$52,394	$78,589
Investments, at fair value	447	367
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $402 and $455, respectively	3,171	2,925
Inventories, net	4,441	5,723
Deferred costs	2,319	2,097
Prepaid income taxes	527	2,747
Receivable from earnout escrow	2,000	-
Deposits and other current assets	1,970	2,655
Total current assets	67,269	95,103

Property and equipment, net	3,805	3,302
Intangible assets, net	28,854	6,687
Goodwill	47,185	32,304
Deferred tax assets	26,568	30,689
Deposits and other non-current assets	836	751
Total assets	$174,517	$168,836
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,790	$1,086
Income tax payable	1,527	-
Accrued expenses and other current liabilities	8,426	6,284
Deferred revenue, current portion	48,507	52,554
Total current liabilities	61,250	59,924

Deferred revenue, net of current portion	44,201	50,146
Other non-current liabilities	10,866	11,098
Total liabilities	116,317	121,168

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,039 and 25,036
shares issued at December 31, 2016 and 2015, respectively	111,783	111,773
Additional paid-in capital	13,567	14,573
Treasury stock (8,988 and 9,426 shares at December 31, 2016 and 2015, respectively)	(120,300)	(126,772)
Retained earnings	53,785	48,094
Total magicJack VocalTec Ltd. shareholders' equity	58,835	47,668
Noncontrolling interest	(635)	-
Total capital equity	58,200	47,668
Total liabilities and capital equity	$174,517	$168,836

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2016	2015	2014

Net revenues	$97,398	$100,962	$116,322
Cost of revenues	36,734	34,142	42,541
Gross profit	60,664	66,820	73,781

Operating expenses:
Marketing	9,085	9,409	20,434
General and administrative	34,325	27,547	33,912
Research and development	5,199	4,521	5,871
Gain on mark-to-market	(1,700)	-	-
Total operating expenses	46,909	41,477	60,217
Operating income	13,755	25,343	13,564

Other income (expense):
Gains on investments	-	-	37
Interest and dividend income	26	26	117
Interest expense	-	(57)	(192)
Other (expense) income, net	(6)	-	4
Total other income (expense)	20	(31)	(34)
Income before income taxes	13,775	25,312	13,530
Income tax expense	8,719	11,802	9,745
Net income	5,056	13,510	3,785
Net loss attributable to noncontrolling interest	635	-	-
Net income attributable to magicJack VocalTec Ltd. common shareholders	$5,691	$13,510	$3,785

Income per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$0.36	$0.80	$0.21
Diluted	$0.35	$0.79	$0.21

Weighted average common shares outstanding:
Basic	15,815	16,975	17,831
Diluted	16,064	17,045	17,868

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$5,056	$13,510	$3,785
Other comprehensive income (loss):
Reclassification of unrealized loss on marketable
securities to realized gain on investments	-	-	642
Comprehensive income	5,056	13,510	4,427
Comprehensive income attributable to noncontrolling interest	635	-	-
Comprehensive income attributable to magicJack VocalTec Ltd. common shareholders	$5,691	$13,510	$4,427

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

				Accumulated
			Additional	Other					Total
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Retained	Noncontrolling	Capital
	Number	Amount	Capital	Income (Loss)	Number	Amount	Earnings	Interest	Equity
Balance, December 31, 2013	25,029	$111,744	$3,692	$(642)	(7,202)	$(108,151)	$30,799	$-	$37,442

Exercise of ordinary share options
	3	27	-	-	-	-	-	-	27
Share-based compensation	-	-	7,190	-	-	-	-	-	7,190
Issuance of ordinary shares	-	-	(468)	-	38	468	-	-	-
Release of unrealized loss on marketable securities to gains on investments

	-	-	-	642	-	-	-	-	642
Net income	-	-	-	-	-	-	3,785	-	3,785
Balance, December 31, 2014	25,032	111,771	10,414	-	(7,164)	(107,683)	34,584	-	49,086

Exercise of ordinary share options
	4	2	-	-	-	-	-	-	2
Share-based compensation	-	-	5,268	-	-	-	-	-	5,268
Issuance of ordinary shares	-	-	(1,109)	-	90	1,109	-	-	-
Purchase of treasury stock	-	-	-	-	(2,352)	(20,198)	-	-	(20,198)
Net income	-	-	-	-	-	-	13,510	-	13,510
Balance, December 31, 2015	25,036	111,773	14,573	-	(9,426)	(126,772)	48,094	-	47,668

Exercise of ordinary share options
	3	10	-	-	-	-	-	-	10
Share-based compensation	-	-	4,220	-	-	-	-	-	4,220
Issuance of ordinary shares	-	-	(3,293)	-	267	3,293	-	-	-
Issuance of shares for acquisition
	-	-	(1,933)	-	233	3,609	-	-	1,676
Purchase of treasury stock	-	-	-	-	(62)	(430)	-	-	(430)
Net income	-	-	-	-	-	-	5,691	(635)	5,056
Balance, December 31, 2016	25,039	$111,783	$13,567	$-	(8,988)	$(120,300)	$53,785	$(635)	$58,200

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$5,056	$13,510	$3,785
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	203	81	444
Share-based compensation	4,220	5,268	7,190
Depreciation and amortization	4,733	3,585	4,823
Gain on mark-to-market	(1,700)	-	-
Impairment of intangible assets	998	-	2,464
(Decrease) increase of uncertain tax positions	(315)	(1,789)	14,166
Deferred income tax provision (benefit)	4,418	12,863	(4,423)
Interest expense - non-cash	-	57	192
Gains on investments	-	-	(37)
Change in operating assets and liabilities, net of business acquisitions
Accounts receivable	118	897	(721)
Inventories	1,584	(88)	(1,145)
Deferred costs	(222)	668	1,897
Deposits and other current assets	2,366	2,125	(933)
Other non-current assets	11	(8)	(50)
Accounts payable	1,522	(1,782)	651
Income taxes payable	1,527	(873)	-
Accrued expenses and other current liabilities	966	(679)	(287)
Deferred revenue	(10,164)	(8,527)	(3,265)
Other non-current liabilities	(71)	56	274
Net cash provided by operating activities	15,250	25,364	25,025

Cash flows from investing activities:
Proceeds from sales of investments	-	-	9,094
Purchases of marketable securities	(80)	-	-
Purchases of property and equipment	(605)	(1,024)	(2,213)
Acquisition of intangible assets	(321)	-	(485)
Acquisition of Broadsmart, net of cash acquired	(40,019)	-	-
Net cash (used in) provided by investing activities	(41,025)	(1,024)	6,396

Cash flows from financing activities:
Purchase of treasury stock	-	(20,000)	-
Repurchase of ordinary shares to settle withholding liability	(430)	(198)	-
Proceeds from exercise of ordinary share options	10	2	27
Payment of other current liabilities	-	(1,500)	(1,500)
Net cash used in financing activities	(420)	(21,696)	(1,473)
Net (decrease) increase in cash and cash equivalents	(26,195)	2,644	29,948
Cash and cash equivalents, beginning of year	78,589	75,945	45,997
Cash and cash equivalents, end of year	$52,394	$78,589	$75,945

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures:
Income taxes paid	$1,495	$5,213	$279
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$182	$-	$11
Ordinary shares issued for purchase of Broadsmart	$1,676	$-	$-

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, provides users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right to access its servers ("access right"), and the Company's customers then continue to have the ability to obtain free telephone services. The Company currently offers the magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer.  The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free.  The mobile apps include the magicApp and the magicJack Connect App, which are available for both iOS and Android. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices in West Palm Beach, Florida, technology management offices in Franklin, Tennessee, and research and development offices in Plano, Texas, and Sunnyvale, California. In addition, the Company’s Consumer business has a warehouse and customer care call center in West Palm Beach, Florida.  Broadsmart’s offices are located in Fort Lauderdale, Florida and the SMB Division’s offices are in Alpharetta, Georgia.

In March 2016, the Company acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”). Broadsmart is a leading hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. (“SMB”). Through this subsidiary, the Company provides easy-to-buy, easy to install and simple-to-use VoIP services to small to medium sized businesses at competitive prices. The Company began sales of its SMB product during the third quarter of 2016.

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

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we have been reporting the results of operations for these new business lines as separate Reportable Segments.  Approximately 87% of the Company’s consolidated revenues in the year ended December 31, 2016 and 90% of the Company’s revenues in the years ended December 31, 2015 and 2014 were from sales to customers located in the United States.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), Broadsmart Global, Inc. (“Broadsmart”), and magicJack SMB, Inc.. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 15, “Acquisition of Business,” for further details. The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods consolidated financial statement amounts to conform to the current presentation.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. To date the Company has spent approximately $1.6 million funding the operations of this joint venture. The operations of the joint venture for the year ended December 31, 2016 have not been significant to the Company’s financial statements. The Company’s consolidated financial statements for the year ended December 31, 2016, include an adjustment to income attributable to magicJack VocalTec Ltd. common shareholders of $635 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it is included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment reporting,” for further details.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s consolidated financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

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

Net Revenues

Net revenues consist of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack devices, usage of domestic and international prepaid minutes, access charges to other carriers recurring sales of the Company’s hosted UCaaS voice services, non-recurring sales of equipment related to its UCaaS services and other miscellaneous charges. The Company typically enters into multi-year agreements, with durations of three to five years, to provide the hosted voice and other services. The Company earns revenue from the sale of the hardware and network equipment necessary to operate its UCaaS services directly to its customers. All revenues are recorded net of sales returns and allowances.

The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net revenues
Sale of magicJack devices	$12,775	$15,915	$24,564
Access right renewals	58,513	65,761	65,542
Shipping and handling	889	794	2,085
magicJack-related products	5,435	4,289	7,006
Prepaid minutes	5,677	8,243	10,083
Access and wholesale charges	5,021	5,953	7,028
UCaaS	8,966	-	-
Other	122	7	14
Total net revenues	$97,398	$100,962	$116,322

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”), which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (deliverables), the Company applies Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

Core Consumer Segment

magicJack Devices Revenue and Renewal Access Revenue

 magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay for the year ended December 31, 2016 was 90 days. The Company defers revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which the Company recognizes the revenue from device sales ratably over the remaining initial access right period.

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicApp and magicJack Connect App access rights is recognized ratably over the access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not recognize revenue until the 30-day trial period has expired and a customer’s credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company also accepts returns of battery powerbanks for mobile devices within 30 days of sale. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2016, 2015 and 2014, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as insurance, custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped.

Prepaid Minutes and Access and Wholesale Charges

The Company generates revenues from the sales of prepaid international minutes to customers, fees for origination of calls to 800-numbers, and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments. Revenues from prepaid minutes and access and wholesale charges are recognized as minutes are used.

Enterprise Segment

UCaaS services and equipment sales related to the Broadsmart subsidiary qualify as multiple deliverables per ASC 605-25.  Since the equipment and services are sold separately and can be used with other products and services, they are accounted for as separate units of accounting. The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenue from the sale of equipment purchased but not yet delivered and installed is deferred and recognized in the period that the hardware or equipment is put into service.

SMB Segment

SMB provides phone equipment and services that are interdependent and not sold separately. As such they are accounted for as a combined unit of accounting under ASC 605-25.  Some agreements include a refund period or a promotion for free introductory service.  Revenue recognition is deferred for either period, after which the Company recognizes the revenue for the combined unit ratably over the remaining service period.  Revenue from this segment was not significant for the year ended December 31, 2016.

Deferred Revenues

Deferred revenues for the Core Consumer segment consist primarily of billings and payments for magicJack devices and access rights renewals received in advance of revenue recognition. The Company bills and collects in advance for magicJack devices, which include an initial access right period, and access right renewals.  The Company recognizes revenue from device sales and access right renewals ratably over the access right period, as described above.

For the Enterprise segment, deferred revenue consists of hardware or equipment purchased but not yet delivered and installed.  The Company recognizes revenue from UCaaS hardware or equipment sales in the period they are put into service.

For the SMB segment, deferred revenue consists of billings and payments for phone equipment and services received in advance of revenue recognition.  Customers are billed in advance on a monthly or annual basis.  The Company recognizes revenue from SMB phone equipment and services ratably over the service period.  Deferred revenue from this segment was not significant for the year ended December 31, 2016.

Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

Cost of Revenues

Core Consumer Segment

Cost of revenues for the Core Consumer segment include direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, server maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack devices are deferred on shipment and charged to cost of sales ratably over the initial access right period. Deferred costs are included in current assets in the Company’s consolidated balance sheets.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $3.6 million, $3.5 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Enterprise Segment

Cost of revenues related to the Company’s UCaaS services include direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers, along with related shipping and installation costs, which are recognized in the period they are put into service.

SMB Segment

Cost of revenues for the SMB segment include direct costs of providing the services, which are expensed as incurred, and costs for phone equipment, which are recognized ratably over the service period.  Cost of revenues from this segment were not significant for the year ended December 31, 2016.

Marketing Expenses

Marketing expenses of $9.1 million, $9.4 million and $20.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred.

A break-down of marketing expenses by category is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Advertising media buys	$5,139	$6,698	$13,922
Marketing personnel related	2,037	1,487	2,663
Other marketing projects	1,909	1,224	3,849
Total marketing expenses	$9,085	$9,409	$20,434

Marketing expense for the year ended December 31, 2016 by segment is as follows (in thousands):

	For the Year ended December 31,
	2016
	Consumer	Enterprise	SMB	Other	Consolidated

Marketing expense	$4,768	380	3,497	440	$9,085

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

Research and development expenses were $5.2 million, $4.5 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  During the year ended December 31, 2016, $1.3 million of research and development expense was related to the SMB segment.  The balance of research and development expense was related to the Core Consumer segment.

Gain on Mark-to-Market

The acquisition of Broadsmart in March 2016, described in Note 15, “Acquisition of Business,” included an additional contingent payment of $2.0 million in cash to Todd A. Correll and Thomas J. Tharrington (Messrs. Correll and Tharrington are collectively referred to as the "Seller Shareholders"), if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of closing. With the help of a third party valuation firm, the value of this contingent consideration was determined to be $1.7 million which was included in total consideration of the business acquired. In the third quarter ended September 30, 2016, management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow in the consolidated balance sheets. Corresponding income of $1.7 million from change in contingent consideration was recorded as a reduction of operating expense labeled gain on mark-to-market in the consolidated statements of operations.

Earnings per Common Share

Net income per share attributable to the Company’s shareholders – basic, is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each period, including redeemable ordinary shares (if applicable). Net income per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of common and potentially dilutive common share equivalents outstanding during the period, including redeemable common shares (if applicable). Potentially dilutive common share equivalents consist of shares issuable upon the exercise or settlement of options to purchase common shares or restricted stock units.

Cash and Cash Equivalents

The Company considers all highly-liquid financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Balance, beginning of period	$455	$1,171	$3,912
Change in provision for doubtful accounts	214	75	271
Change in provision for billing adjustments	(12)	6	174
Recoveries	-	(10)	(350)
Write-offs	(255)	(787)	(2,836)
Balance, end of period	$402	$455	$1,171

The Company settled certain carrier receivable disputes during the years ended December 31, 2016, 2015 and 2014, which resulted in the write-offs of approximately $0.3 million, $0.8 million and $2.8 million, respectively, of accounts receivables the Company had previously reserved.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each Israeli bank are not insured. The Company has never experienced any losses related to these balances. At December 31, 2016, the Company had cash and cash equivalents totaling $52.4 million, which included (i) $51.8 million in U.S. banks, and (ii) $0.6 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.9 million in one individual financial institution, were fully insured, except for $26 thousand that exceeded insurance limits at December 31, 2016. The Company had money market accounts with financial institutions with balances totaling approximately $49.7 million.

For the Core Consumer segment, no telecommunication carriers accounted for more than 10% of the segment’s gross accounts receivable at December 31, 2016.  One telecommunication carrier accounted for approximately 11% of the segment’s gross accounts receivable at December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, no telecommunication carrier accounted for more than 10% of the segment’s total operating revenue.

For the Core Consumer segment, three customers accounted for approximately 34% of the segment’s gross accounts receivable at December 31, 2016. One customer accounted for approximately 14% of the segment’s gross accounts receivable at December 31, 2015. For the years ended December 31, 2016, 2015 and 2014, no retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, no customer accounted for more than 10% of gross accounts receivable at December 31, 2016.  For the year ended December 31, 2016, two customers accounted for approximately 29% of the segment’s total operating revenues.

For the SMB segment, accounts receivable and revenues were not significant for the year ended December 31, 2016.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of December 31, 2016 and 2015, all of them are Level 1 instruments, except for debt securities, which are Level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

In connection with the Company’s purchase of certain intangible assets during June 2011, the Company made payments of $1.5 million in May of 2011, 2012, 2013, 2014 and 2015, respectively. The liability for such payments was discounted at a rate of 10% to a total fair value of $1.4 million at December 31, 2014, with $1.4 million included in accrued expenses and other current liabilities at December 31, 2014 in the Company’s consolidated balance sheets. The Company believes that the $1.4 million carrying value approximated fair value based on observable market inputs other than quoted prices for similar traded debt securities, which are Level 2 instruments. The $0.1 million unamortized discount at December 31, 2014 was amortized using the effective interest method and recorded as interest expense in the Company’s consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Property, Equipment and Depreciation Expense

Property and equipment are accounted for under ASC 350 and consist primarily of servers, computer hardware, furniture, and leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to fifteen years. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.  Refer to Note 5, “Property and Equipment” for further details.

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Intangible Assets

Identifiable intangible assets are stated at cost and accounted based on whether the useful life of the asset is definite or indefinite. Identified intangible assets with definite useful lives are amortized using the accelerated and straight-line methods over their estimated useful lives, which range from one to seventeen years. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment.

The Company reviews definite lived intangible assets subject to amortization for possible impairment using a three-step approach.  Under the first step, management determines whether an indicator of impairment is present (a “Triggering Event”). If a Triggering Event has occurred, the second step is to test for recoverability based on a comparison of the asset’s carrying amount with the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, the third step is to recognize an impairment loss for the excess of the asset’s carrying amount over its fair value. Intangible assets subject to amortization to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The Company recognized impairment charges of $1.0 million on intangible assets during the year ended December 31, 2016. In the year ended December 31, 2015, there were no deemed impairments of assets. In the year ended December 31, 2014, the Company recorded an impairment charge of $2.5 million in intangible assets. Refer to Note 6, “Intangible Assets” for further details.

The costs of developing the Company’s intellectual property rights, intellectual property right applications and technology are charged to research and development expense as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized to operations, but instead is reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company’s market capitalization below its book value. The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the first quarter of 2016, management began evaluating each of these new business lines separately and has allocated goodwill between the three reporting units that correspond to the reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 7, “Goodwill” and Note 16, “Segment Reporting” for further details.

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

In connection with the Company’s annual goodwill impairment analysis performed as of October 1, the annual measurement date, there is no impairment of such assets as of and for the years ended December 31, 2016, 2015 and 2014. Refer to Note 7, “Goodwill” for further details.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants that are measured at grant date, based on the fair value of the award, and are recognized as an expense over the requisite service period.

Business Combinations

The Company accounts for business combinations under ASC 805, using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period and final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. The Company includes the results of all acquisitions in its Consolidated Financial Statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expense.

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

Comprehensive Income

Comprehensive income attributable to common shareholders, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The differences between net income and comprehensive income attributable to common shareholders are due to reclassification of unrealized gain or loss on marketable securities to realized gain or loss on investments and losses attributable to noncontrolling interest.

Treasury Stock

The Company presents the cost of repurchasing treasury shares as a reduction in capital equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08 to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU 2016-12, which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. In December 2016, the FASB issued ASU 2016-20 which makes minor corrections and improvements to certain narrow aspects of the guidance. The Company has internally performed a preliminary review of the new guidance and plan to engage consultants to document the appropriate revenue recognition for its various products and services.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 for both interim and annual reporting periods. The Company will adopt ASU 2016-09 on a prospective basis in the first quarter of 2017. Prior periods were not retrospectively adjusted.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory”. ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively as an adjustment to retained earnings. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – INVESTMENTS

Investments consist of time deposits with maturity dates of greater than 90 days totaling $447 thousand and $367 thousand at December 31, 2016, and 2015, respectively.

The fair value of time deposits at December 31, 2016 and 2015 was determined based on its face value, which approximates its fair value and is a Level 1 input.

There was no realized gain or loss on investments for the years ended December 31, 2016 and 2015. Gains on investments for the year ended December 31, 2014 were $37 thousand, and included reclassification of unrealized loss on marketable securities from other comprehensive loss to gains on investments of $0.6 million.

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31,
	2016	2015

Raw materials	$1,455	$1,498
Finished goods	2,986	4,225
Total	$4,441	$5,723

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished products are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and equipment held for sale to customers for the Enterprise segment. The Company wrote-off approximately $499 thousand of obsolete inventory during each of the years ended December 31, 2016 and 2015. Inventory write-offs are reflected in cost of revenues in the accompanying consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2016	2015

Switches	3 - 15	$9,699	$8,606
Computers	3	2,866	2,707
Furniture	5 - 7	269	257
Leasehold-improvements	*	893	701
Accumulated depreciation		(9,922)	(8,969)
Total		$3,805	$3,302

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2016, 2015 and 2014 was $1.2 million, $0.8 million and $0.6 million, respectively.  Refer to Note 16, “Segment Reporting” for further details.

NOTE 6 – INTANGIBLE ASSETS

As of December 31, 2016 and 2015, the Company had intangible assets with carrying values of $28.9 million and $6.7 million, respectively. The March 2016 acquisition of Broadsmart included the addition of $26.4 million in intangible assets. Refer to Note 15, “Acquisition of Business” for further details. Identified intangible assets consist of the following (in thousands):

	Estimated	December 31, 2016				December 31, 2015
	Useful Lives	Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$3,110	$(2,854)	$256	4.71	$4,930	$(4,497)	$433	4.83
Intellectual property rights	3 - 17	14,162	(10,794)	3,368	4.87	14,161	(9,623)	4,538	5.36
Covenants not-to compete and not-to sue
	2 - 5	2,185	(2,107)	78	3.17	2,085	(1,911)	174	0.42
Tradename	3 - 6	131	(131)	-	0.00	321	(321)	-	-
Customer relationships	5 - 10	22,600	(2,249)	20,351	9.21	500	(500)	-	-
Backlog	1	800	(800)	-	0.00	800	(800)	-	-
Software license	10	1,207	(80)	1,127	8.00	-	-	-	-
Process know how	5	1,100	(87)	1,013	6.08	-	-	-	-
Other		-	-	-	0.00	470	(138)	332	3.00
Intangible assets subject to amortization		$45,295	$(19,102)	$26,193		$23,267	$(17,790)	$5,477

Tradename		$2,600	$-	$2,600	N/A	$900	$-	$900	N/A
Domain names		61	-	61	N/A	310	-	310	N/A
Intangible assets not subject to amortization		$2,661	$-	$2,661		$1,210	$-	$1,210

Total intangible assets		$47,956	$(19,102)	$28,854		$24,477	$(17,790)	$6,687

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $2.8 million and $4.2 million, respectively. Refer to Note 16, “Segment Reporting” for further details.

The Company’s annual impairment testing for indefinite-lived intangible assets, performed as of October 1, 2016 (the “Measurement Date”), compared the fair value of the assets to their carrying value.  The Company engaged an independent third party to perform a valuation of certain intangible assets in order to determine if there was potential impairment.

The fair value of indefinite-lived intangible assets was determined based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. The third party valuation yielded an estimated fair value of $1.7 million for the Broadsmart tradename. This tradename was recorded as an identifiable intangible asset with an indefinite life at a carrying value of $2.2 million. As a result, an impairment loss of $0.5 million was recognized in General and Administrative expense during the fourth quarter under the Enterprise segment in the statement of operations related to the tradename.

Due to impairment indicators at the Enterprise Segment, as of October 1, 2016 management tested that segment’s identified intangible assets subject to amortization for impairment.  Management summed the undiscounted cash flows expected to result from the use of these assets and their eventual disposition used in the third party valuation report and noted that the sum exceeded the carrying amount of the assets, indicating no further impairment testing was necessary for these assets as of October 1, 2016.

Management continued to monitor the performance of the Enterprise segment (Broadsmart) and updated its impairment analysis of the indefinite lived intangible assets and identified intangible assets subject to amortization as of December 31, 2016.  No further impairment charges were required as a result of this analysis.

Although the acquired Broadsmart business has underperformed compared to our expectations, management believes that the underlying fundamentals of the Broadsmart business and the exhibited market opportunities for growth remain consistent with its understanding and analysis of the business at the time of acquisition.  Subsequent to the year ended December 31, 2016, management implemented steps to improve the operating results and bolster integration efforts for the Broadsmart business.  In February 2017, the Company hired a new Chief Operating Officer for Broadsmart to reduce the administrative and organizational duties of Broadsmart’s original founders, who continue to be employed by the Company and are integral to its success, so that they can focus on expanding the customer base. The Company has also begun to hire additional sales and marketing personnel dedicated to obtaining new business. Management believes that the Enterprise segment will eventually perform at originally expected levels but more time is needed to give these integration efforts an opportunity to be successful. If these efforts are not successful, management will need to re-evaluate its forecasts for the Enterprise segment. Further impairments could ensue as a result of Broadsmart’s continued operating results performing below expectations.

In the third quarter ended September 30, 2016, impairment charges of $0.5 million on identified intangible assets were recognized in general and administrative expense under the Core Consumer segment in the consolidated statement of operations.  The impairments were comprised of: (i) a Telecom license included in the “Other” category of amortizable intangible assets for $249 thousand (net of accumulated amortization) deemed obsolete, and (ii) domain names not subject to amortization for $249 thousand that were not renewed.

In the year ended December 31, 2014, due to the passing of the Company’s founder and former CEO in July 2014, the Company recorded an impairment charge of $2.5 million included in general and administrative expense related to the write-off of $2.5 million net carrying value associated with the non-compete agreement with the Company’s founder and former CEO included in intangible assets.

Based on the carrying value of identified intangible assets subject to amortization recorded at December 31, 2016, and assuming no subsequent impairment of the underlying assets, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2017	$3,885
2018	3,456
2019	3,198
2020	2,872
2021	2,538
Thereafter	10,244
$26,193

NOTE 7 – GOODWILL

With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the first quarter of 2016, management began evaluating each of these new business lines separately and has assigned goodwill to the three reporting units that correspond to the reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 15, “Acquisition of Business” and Note 16, “Segment Reporting” for further details.

The changes in the carrying amount of goodwill for the year ended December 31, 2016, by reporting unit are as follows (in thousands):

	Year Ended December 31, 2016
	Consumer	Enterprise	SMB	Other	Consolidated

Balance, beginning of period	$32,304	$-	$-	$-	$32,304
Goodwill acquired with
Broadsmart acquisition	-	14,881	-	-	14,881
Balance, end of period	$32,304	$14,881	$-	$-	$47,185

There were no changes in goodwill during the years ended December 31, 2015 and 2014.

In accordance with ASC 350, as of October 1, 2016 (the “Measurement Date”), the Company engaged an independent third party to perform a two-step goodwill impairment test for all of its reporting units in order to determine on an individual reporting unit basis if there was potential impairment.

The application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgment, and the use of significant estimates and assumptions, is required to estimate the fair value of reporting units, including estimating future cash flows, future market conditions, and determining the appropriate discount rates, growth rates, and operating margins, among others.

The discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company’s historical experience, best estimates of future activity, and a cost structure necessary to achieve the related revenues.

Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes the assumptions are reasonable, however, there can be no assurance that its estimates and assumptions made for purposes of the goodwill impairment testing, at the annual Measurement Date, will prove to be accurate predictions of the future. Changes in these estimates and assumptions as previously noted, could result in the need to conduct additional goodwill impairment tests in the future and could ultimately result in an impairment charge. In addition, a change in the Company’s reporting units could materially affect the determination of the fair value for each reporting unit, which could trigger impairment in the future. The Company will continue to review its results against forecasts and assess its assumptions to ensure they continue to be appropriate.

Under the first step, the fair value of each reporting unit was compared with its carrying value (including goodwill).  The fair value was estimated based on the Income Approach which utilizes a discounted future cash-flows model. The discount rate used was determined to be commensurate with the risk inherent in the Company’s current business. A Market Approach was not used given that management does not believe that the near-term performance of the reporting units is indicative of expected long-term performance based on the following:

•	The Core Consumer segment is expected to experience declining revenues throughout the projection period.

•
The SMB segment is not profitable during the projection period and revenues are too uncertain to apply a meaningful multiple. Given the speculative nature of this start-up reporting unit, it would be difficult to assign a value.  For start-up entities with a speculative forecast, it is not uncommon to utilize a net asset approach.

•	Company management expects the Enterprise segment to increase in size and revenue over the projection period.

Based on management’s evaluation and the results of Step One of the third party testing, the Company determined that:

•	For the Core Consumer segment, the estimated fair value of the reporting unit exceeded its carrying value by approximately 227% and no further testing was required.

•	The SMB segment has no goodwill, therefore no further testing was required.

•	For the Enterprise segment, the estimated fair value of the reporting unit did not exceed its carrying value and further testing was required.

Under Step Two, the carrying amount of the Enterprise reporting unit’s goodwill was compared to the implied fair value of that goodwill. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. Fair value of the reporting unit is estimated using a discounted cash flow analysis. As a result of the allocation, less value was attributed to the other identifiable intangible assets and the residual fair value of goodwill exceeded its carrying value by approximately 35% and no goodwill impairment was recognized.

Management continued to monitor the performance of the Enterprise reporting unit (Broadsmart) and updated its goodwill impairment as of December 31, 2016.  No further impairment charges were required as a result of this analysis.

For the years ended December 31, 2015 and 2014, the Company operated as a single segment with a single reporting unit and it’s market capitalization exceeded its carrying value, so no further testing was required.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015

magicJack devices	$7,962	$9,352
Access right renewals	37,323	40,677
Prepaid minutes	2,851	2,525
Other	371	-
Deferred revenue, current	48,507	52,554

Deferred revenue, non-current*	44,201	50,146
Total deferred revenues	$92,708	$102,700

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2016 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2017	$48,507
2018	18,361
2019	12,023
2020	7,399
2021	3,467
Thereafter	2,951
$92,708

Costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights are expensed as incurred. Such costs were approximately $12.3 million, $15.4 million and $19.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 9 – OTHER LIABILITIES

Through May 2015, the Company had an outstanding non-interest bearing indebtedness in connection with an agreement entered into during June 2011 for the purchase of certain intangible assets, which was secured only by such intangible assets. The Company made a final annual payment of $1.5 million in May 2015.  As of December 31, 2016 and December 31, 2015, no amounts were included in the Company’s consolidated balance sheets.

As of December 31, 2016 and 2015, the Company had recorded a non-current liability for uncertain tax positions of $10.4 million and $10.8 million, respectively.

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

Tax Contingencies

The Company believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various state and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a state or municipality were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million.

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

Pursuant to the FCC Order, rates are lowered for the most common termination functions performed by regulated service providers when exchanging traffic. The transition period depends on the type of regulated service provider. After the relevant transition is complete, service providers will be required to recoup certain termination costs directly from their customers and not from other service providers. As part of this transition, depending on the particular function performed and the type of regulated service provider, the rate for inter- and intrastate traffic was reduced to $0.0007 per minute effective July 1, 2016 for the most common termination functions performed by price cap regulated service providers and their competitors. Beginning July 1, 2018, these regulated service providers must recover the costs associated with the provision of terminating services from their customers rather than from other service providers.

The FCC Order also establishes new rules concerning traffic exchanged over PSTN facilities that originates or terminates in Internet Protocol format, referred to as “VoIP-PSTN” traffic. As with traditional and wireless telecommunications traffic, regulated service providers will ultimately be required to recoup all costs associated with terminating such traffic from their customers. But as part of the transition to that end point, the FCC Order adopts a VoIP-PSTN specific framework for compensation between regulated service providers, establishing two rates for such traffic: toll and local. The toll rate will match the relevant interstate access rate for traditional telecommunications traffic and the local rate will match the reciprocal compensation rate associated with traditional telecommunications traffic. Further, the FCC Order allows regulated service providers to tariff charges associated with handling VoIP-PSTN traffic in a manner consistent with the FCC’s new rules, which took effect on December 29, 2011.

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

The FCC clarified in January 2015 that its VoIP symmetry rule does not require a CLEC or its VoIP provider partner to provide the physical last-mile facility to the VoIP provider’s end user customers in order to provide the functional equivalent of end office switching, and thus for the CLEC to be eligible to assess access charges for this service. The ruling confirms that the VoIP symmetry rule is technology and facilities neutral and applies regardless of whether a CLEC’s VoIP partner is a facilities-based or over-the-top VoIP provider. However, in November 2016, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s ruling. The Company cannot predict how the D.C Circuit’s decision will affect the amounts the Company collects and/or pays to other providers in connection with the exchange of its traffic.

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

The FCC also adopted enhanced transparency requirements with which broadband providers must comply.  After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. Various parties have filed petitions seeking rehearing en banc of the D.C. Circuit’s decision, which remain pending, and the current FCC chairman had expressed his intent to revist the FCC’s rules. The Company cannot predict the outcome of these proceedings.

However, a decision by a court or the FCC striking down or narrowing the FCC’s net neutrality rules could adversely impact the Company’s business to the extent legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers are eliminated.  A court or the FCC also could find that the FCC lacks legal authority to regulate broadband services, which could prevent the FCC from adopting new rules to govern the operating practices of broadband providers.

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

The FCC has also indicated its intent to reexamine the current USF contribution methodology, which may include requiring contributions based on revenues from broadband and other Internet Protocol-based services.  The Company cannot predict how any changes to the current USF contribution methodology may affect its business at this time.

On February 3, 2015 the FCC released a policy statement for a new methodology for calculating forfeitures for violations of the USF and other federal program payment rules. Under the new treble damages methodology, each violator’s apparent base forfeiture liability will be three times its delinquent debts to the USF, TRS fund, LNP fund, North American Numbering Plan (NANP) fund, and regulatory fee programs. As before, each single failure to pay a federal program assessment constitutes a separate violation that continues until the assessment is fully paid. The methodology will be used in future enforcement actions, although a group of industry trade associations have petitioned the Commission for review and a stay of this methodology. At this time the Company cannot predict the impact, if any, this policy statement will have on the Company’s operations in the event the Company is found to have violated the Communications Act or FCC rules.

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

Number Portability - The FCC requires interconnected VoIP providers to comply with LNP rules that allow subscribers remaining in the same geographic area to switch from a wireless, wireline or VoIP provider to any other wireless, wireline or VoIP provider and keep their existing phone numbers.  The Company provides LNP, even though the Company believes it is not an interconnected VoIP service provider subject to the LNP rules.

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

Annual Traffic and Revenue Reports - In January 2013 the FCC extended annual traffic and revenue reporting requirements to non-interconnected VoIP service providers.  Carriers engaged in providing international telecommunications service, and companies engaged in providing VoIP service connected to the PSTN, between the United States and any foreign point are required to file a report with the Commission showing revenues, payouts, and traffic for international telecommunications service and VoIP service connected to the PSTN provided during the preceding calendar year. The FCC is considering eliminating or narrowing its current international traffic reporting requirements. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

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

Effects of State Regulations - The Company has been, and will continue to be, subject to a number of PUC and other state regulations that govern the terms and conditions of the Company’s offerings, including billing practices, 911 fees, distribution of telephone numbers, customer disputes and other consumer protection matters. The Company cannot predict the outcome of current or future proceedings, nor can it predict the potential impact on the Company's business.

Rural Call Completion Reporting - To the extent a covered provider makes the initial long-distance path choice for more than 100,000 domestic retail subscriber lines, the provider is subject to the FCC’s record retention and reporting requirements.  Specifically, the provider must record and retain information about call attempts to rural operating company numbers (OCNs) and must submit certified reports for call attempts to both rural and non-rural OCNs. The FCC’s Wireline Competition Bureau has clarified that: (1) covered providers may not count unanswered call attempts as answered calls under the FCC’s data retention and reporting rules; and (2) the explanatory notes in Appendix C of the FCC’s Order that describe “answered” calls and “busy,” “ring no answer,” and “unassigned number” call attempts are intended to serve as examples rather than exclusive definitions. As part of their quarterly reports to the FCC, covered providers should explain the method they used to identify these call attempt categories. The Company is currently collecting and reporting the required data. At this time the Company cannot predict the impact, if any, these reporting requirements will have on the Company’s operations.

State and Municipal Taxes - The Company believes that it files all required state and municipal tax returns and pays all required state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges.The Company’s Enterprise and SMB segments remit state and municipal taxes as required in the states where they are registered to do business. The Company believes that its Core Consumer segment is exempt from certain taxes, fees and surcharges because it does not charge for telephone services or render bills to its customers. The Company’s Core Consumer segment remits sales tax in Florida on sales of magicJack units because of the personnel, property and activities of its magicJack LP subsidiary that are in Florida. Certain states and municipalities may disagree with the Company’s policies regarding the Core Consumer business and may believe it should be remitting taxes for past or future sales on certain items or services. Although the Company strongly disagrees and believes any possible claims are without merit, if a state or municipality were to prevail, the decision could have an adverse effect on the Company’s financial condition and results of operation. magicJack LP does not have activities or have representation in any other states. However, many states are changing their statutes and interpretations thereof as part of new streamlined sales tax initiatives to collect sales taxes from nonresident vendors that sell merchandise over the Internet to in state customers. The Company’s Core Consumer segment may at some time be required to collect and remit sales taxes to states other than Florida. The Company’s Core Consumer segment may also become required to pay other taxes, fees and surcharges to a large number of states and municipalities as a result of statutory changes in the basis on which such taxes, fees and surcharges are imposed. In the event that the Company’s Core Consumer segment is required to collect sales taxes or other taxes from direct sales for states other than Florida on the sale of magicJack devices or on the renewal of our service offerings, the Company will bill and collect such taxes from our customers. The Company will examine any future fees and surcharges imposed as a result of statutory changes and determine on a case by case basis whether to bill its customers or increase the initial or access right sales prices to cover the additional fees and surcharges.

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

Operating leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2016 are as follows (in thousands):

Fiscal Year	Estimated Rent Payments

2017	$1,156
2018	924
2019	582
2020	85
2021	85
Thereafter	28
$2,860

Rent expense for the Company’s real property leases were $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general and administrative expense in the accompanying Consolidated Statements of Operations.

NOTE 11 –TREASURY STOCK

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

During the year ended December 31, 2016, no new share repurchase programs were authorized.

In December 2016, the Company issued 203,618 of its ordinary shares held as treasury shares with a cost of $2.5 million, or $12.32 per share, to two of its executive officers and certain other employees as a result of restricted stock units vesting. In October 2016, the Company issued 50,600 of its ordinary shares held as treasury shares with a cost of $623 thousand, or $12.32 per share, to certain of its employees as a result of the vesting of restricted stock units and the exercise of options. In August 2016, the Company issued 2,333 of its ordinary shares held as treasury shares with a cost of $29 thousand, or $12.33 per share, to a Board member as a result of vesting. In addition, in April 2016, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, or $12.31 per share, to Board members as a result of restricted stock units that were issued in mid-2014, vesting. In March 2016, the Company issued 2,016 of its ordinary shares held as treasury shares with a cost of $25 thousand, or $12.24 per share, to a Board member as a result of restricted stock units, that were issued in mid-2013, vesting. On March 17, 2016, the Company issued 233,402 of its ordinary shares held as treasury stock with a cost of $3.6 million, or $15.46 per shares, as part of the consideration paid for the Broadsmart acquisition. Refer to Note 15, “Acquisition of Business” for further details.

In December 2016, the Company purchased 62,726 of its ordinary shares at $6.85 per share, for an aggregate purchase price of approximately $430 thousand, in settlement of the withholding tax liability of certain of its executive officers and other employees on the vesting of restricted stock units.

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

The changes in treasury stock during the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except for number of shares):

	Year Ended December 31,
	2016		2015		2014
	Number	Amount	Number	Amount	Number	Amount
Balance, beginning of period	9,426,399	$126,772	7,164,260	$107,683	7,202,242	$108,151
Ordinary shares issued for
Broadsmart acquisition	(233,402)	(3,609)	-	-	-	-
Ordinary shares purchased through
the stock repurchase program	-	-	2,329,003	20,000	-	-
Ordinary shares issued to settle
withholding liability	62,726	430	23,150	198	-	-
Ordinary shares issued due to
vesting of restricted stock units	(267,903)	(3,293)	(90,014)	(1,109)	(37,982)	(468)
Balance, end of period	8,987,820	$120,300	9,426,399	$126,772	7,164,260	$107,683

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with shareholders. The Company is currently granting share-based awards under the magicJack Vocaltec Ltd. 2013 Stock Incentive Plan and the magicJack Vocaltec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by  shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of December 31, 2016, the aggregate number of shares subject to awards under the 2013 Plans is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the year ended December 31, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company. As of December 31, 2016, there are 198,593 awards available for grant under the 2013 Plans. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense consisting of ordinary share options, issued restricted stock units and ordinary shares for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Ordinary share options	$2,138	$4,108	$6,072
Restricted stock units	2,082	1,160	1,118
	$4,220	$5,268	$7,190

The detail of total share-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Cost of revenues	$76	$76	$465
Marketing	146	551	1,594
General and administrative	3,755	4,194	4,166
Research and development	243	447	965
	$4,220	$5,268	$7,190

The decreases in share-based compensation for the years ended December 31, 2016 and 2015, are due primarily to the expense associated with previous awards being fully amortized exceeding the expense associated with new award grants.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and vest over a period of 24 to 37 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for years ended December 31, 2016, 2015 and 2014 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value *
January 1, 2014	1,285,207	$14.95	4.41	$-
Granted	762,500	$14.71
Exercised	(3,820)	$7.33
Expired or cancelled	(30)	$147.55
December 31, 2014	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(2,500)	$3.96
Forfeited	(34,740)	$8.83
Expired or cancelled	(109,168)	$13.57
December 31, 2016	3,488,059	$11.13	3.11	$-
Vested at December 31, 2016	1,310,482	$15.54	2.63	$-

Exercisable at December 31, 2016 and expected to vest	1,310,482	$15.54	2.63	$-

* The aggregate intrinsic value is the difference between the estimated market value for the Company's common stock and the exercise price of the outstanding stock options on the respective dates.

Share-based compensation expense recognized for ordinary share options was approximately $2.1 million, $4.1 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2016, 2015 and 2014 was $7 thousand, $14 thousand and $42 thousand, respectively. As of December 31, 2016, there was approximately $2.1 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average period of 2.19 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. Due to the small sample size, historical share option exercise experience is not considered representative of future activity. Therefore, the expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC Topic 718, "Compensation - Stock Compensation" (“ASC 718”). The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.

The weighted average fair value of ordinary share options granted during the years ended December 31, 2016, 2015 and 2014 was $2.75, $3.60 and $6.22, and was measured at the date of grant using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	3.5	3.5	3.2 - 3.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.2% to 52.5%	51.8%	57.2% to 58.8%
Risk free interest rate	0.95% to 1.13%	1.29%	1.07% to 1.64%
Forfeiture rate	0.0%	20.0%	0.0%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the year ended December 31, 2016, the Company granted 320,305 restricted stock units under the 2013 Plans, as amended. During the year ended December 31, 2015 the Company granted certain officers 385,852 service based restricted stock units under the 2013 Plans. During the year ended December 31, 2014 the Company granted certain officers, directors and consultants 30,500 service-based restricted stock units under the 2013 Plans.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2016, 2015 and 2014:

	Number of	Average Fair
	Shares	Value at Grant Date
January 1, 2014	154,746	$14.08

Granted	30,500	$19.15
Vested	(37,982)	$14.42
Forfeited	-	$-
Non-vested at December 31, 2014	147,264	$15.05

Granted	385,852	$9.33
Vested	(90,014)	$13.13
Forfeited	-	$-
Non-vested at December 31, 2015	443,102	$10.20

Granted	320,305	$6.07
Vested	(267,300)	$8.11
Forfeited	(14,022)	$7.40
Non-vested at December 31, 2016	482,085	$7.70

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $2.1 million, $1.2 million and $1.1 million in share-based compensation expense related to restricted stock units. As of December 31, 2016, there was $2.0 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.22 years.

The Company recorded share-based compensation costs from ordinary share options and restricted stock units, related deferred tax assets and tax benefits of $4.2 million, $5.7 million and $2.2 million, respectively, in 2016, $5.3 million, $4.7 million and $1.8 million, respectively, in 2015 and $7.2 million, $4.2 million and $1.6 million, respectively, in 2014.

NOTE 13 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

Components of Income Before Tax Expense

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

United States	$8,513	$18,343	$(4,510)
Foreign	5,262	6,969	18,040
	$13,775	$25,312	$13,530

Components of Income Tax Provision

The components of the income tax provision (benefit) in 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$3,666	$8,951	$-
State	949	76	2
Foreign	-	-	-
Current provision	4,615	9,027	2

Deferred:
Federal	(637)	7,203	(1,774)
State	(59)	604	(165)
Foreign	5,114	5,056	(2,484)
Deferred (benefit) provision	4,418	12,863	(4,423)

Uncertain tax positions	(314)	(10,088)	14,166

Total income tax (benefit) provision	$8,719	$11,802	$9,745

Effective Tax Rate Reconciliation

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014

Federal tax at statutory rate	34.00%	34.00%	34.00%
State and local taxes, net of federal	1.00	5.18	3.16
Taxable gains from revaluation	0.00	0.00	45.01
Effect of exchange rate on deferred taxes	0.00	1.39	18.84
Foreign results at rates other than domestic	(5.65)	(1.08)	(27.08)
Uncertain tax positions	(5.79)	2.00	47.60
Anticipated benefit on increase in foreign NOL	0.00	0.00	(38.77)
Expiration of stock options	1.16	2.73	0.00
Noncontrolling interest	1.57	0.00	0.00
Israeli tax rate changes	38.13	0.00	0.00
Deferred tax charges on intercompany sales	2.16	0.00	0.00
Return-to-provision adjustments	5.25	0.00	0.00
Other	0.36	(2.66)	0.63
Valuation allowance	(8.89)	5.07	(11.36)
Effective tax rate	63.30%	46.63%	72.03%

The Company operates in the U.S. and Israel. Its U.S. operations are subject to a federal statutory income tax rate of 34% in 2016, 2015 and 2014 and its Israeli operations are subject to statutory income tax rates of 25.0% in 2016 and 26.5% in 2015 and 2014. The Israel operations will be subject to statutory income tax rates of 24% in 2017 and 23% in 2018. The income tax provision for 2016, 2015, and 2014 included items that have resulted in significant variances in the Company’s effective tax rate in comparison to statutory rates.

For the year ended December 31, 2016, the Company recorded income tax expense of $8.7 million, which is higher than the expected tax provision of $4.7 million, using the statutory rate of 34%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 23.0% which was effective in December 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $5.2 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of ($0.8 million), decreases in valuation allowances of ($1.2 million) and other items of $0.8 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

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

Components of Deferred Income Tax

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred revenue, net of deferred costs	$1,043	$1,925
Domestic net operating loss carryforwards	1,214	803
Foreign net operating loss carryforwards	30,103	36,662
Basis difference in intangible assets	5,343	3,467
Allowance for doubtful accounts	91	59
Currently non-deductible expenses and other	2,914	2,593
Capital loss carryforwards	1,413	1,644
Stock based compensation	2,198	1,792
Foreign tax credit carryforward	1,558	1,075
Total deferred tax assets	45,877	50,020

Deferred tax liabilities:
Basis difference in goodwill	(2,079)	(953)
Basis difference in fixed assets	(911)	(834)
Total deferred tax liabilities	(2,990)	(1,787)

Valuation allowance	(16,319)	(17,544)

Net deferred taxes	$26,568	$30,689

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

Valuation Allowance

At December 31, 2016 and 2015, the Company had valuation allowances related to deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.  These deferred tax assets do not meet the more likely than not threshold that they will be realized.

More broadly, the Company’s assessment for the years ended December 31, 2016, 2015 and 2014 considered the following positive and negative evidence.

Positive evidence

The Company has generated cumulative pre-tax income in the U.S and Israel of $22.3 million and $30.3 million, respectively, for the three year period ended December 31, 2016, and has utilized some of its available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

The U.S. and Israel require approximately $15.4 million and $85.2 million in future taxable income, respectively, to realize the deferred tax assets at December 31, 2016. The Company’s Israeli net operating loss carryforwards are not subject to expiration and its financial performance has continued to generate pre-tax operating income despite challenging macroeconomic conditions.

Negative evidence

At December 31, 2016, the negative evidence consists primarily of the Company’s history of significant pre-tax losses dating back to years prior to 2010. In total, the U.S. group of companies has approximately $0.6 million of state deferred tax assets, before application of valuation allowances, related to $13.7 million of state net operating losses which expire over periods ranging through 2036. The Israeli group of companies has approximately $30.1 million of deferred tax assets, before application of valuation allowances, related to $130.6 million of net operating loss carryforwards, which has accumulated over many years. Of the total Israeli group combined net operating losses, $51.2 million are limited in use as these net operating losses relate to specific subsidiaries, which are currently inactive and a valuation allowance remains against those losses. The Company believes that the combined impact of a number of Company specific and industry specific developments over recent years makes it unlikely that the repeated annual losses incurred prior to the year ended December 31, 2012 would recur.

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

After consideration of both the positive and negative evidence, the Company believes that its positive evidence is strong. The operating profits in recent years compared to the historical operating losses prior to 2012 is an objectively verifiable piece of positive evidence and is the result of a number of factors, which have been present to a greater or lesser extent in prior years, but have only recently gathered sufficient weight to deliver consistent taxable profits. A key consideration in the Company’s analysis was that the unlimited carryforward periods of its Israel net operating losses make the realization of those assets less sensitive to variations in the Company’s projections of future taxable income than would otherwise be the case if the carryforward periods were time limited.

Valuation allowances of $16.3 million, $17.5 million and $16.2 million at December 31, 2016, 2015 and 2014, respectively, were provided for deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.

The reconciliation of the valuation allowance for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2016	2015

Balance, beginning of period	$17,544	$16,230
Changes to the valuation allowance	(1,225)	1,314
Balance, end of period	$16,319	$17,544

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During 2013, the Company received notice that the IRS was going to examine its tax returns for 2010 and 2011.  In October 2014, the Company was informed by the IRS that it was going to expand its audit to include the Company’s 2012 and 2013 tax returns. During 2015, the Company reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  The Company was able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in the Company’s December 31, 2015 consolidated balance sheets. The increase to the U.S. jurisdictional income resulted in a decrease in the Company’s Israeli jurisdictional income. The decrease in Israeli income, in turn, increased the Company’s Israeli net operating losses, resulting in a tax benefit of $5.6 million. The tax years 2010 through 2016 remain open to examination by other major taxing jurisdictions to which the Company is subject.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014

Unrecognized tax benefits, opening balance	$9,929	$18,860	$5,677
Gross increases (decreases) - tax positions in prior periods	(356)	(1,030)	6,978
Gross increases - tax positions in current period	79	5	6,205
Settlements	(516)	(7,906)	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits, ending balance	$9,136	$9,929	$18,860

All amounts in the reconciliation above are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company does not anticipate a significant reduction in unrecognized tax benefits within the next twelve months due to lapse of statute of limitation.

As of December 31, 2016, 2015 and, 2014, there were $8.3 million, $9.2 million and $12.5 million of unrecognized tax benefits, respectively, that if recognized, would favorably affect the Company’s annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s consolidated statements of operations and the corresponding liability is included in income taxes payable and other non-current liabilities in its consolidated balance sheets.

As of December 31, 2016, 2015 and 2014, $10.4 million, $10.8 million and $11.4 million, respectively, was included in other non-current liabilities in the Company’s consolidated balance sheets for uncertain tax positions. As of December 31, 2016 and 2015 nothing and as of December 31, 2014, $7.5 million was included in income taxes payable in the Company’s consolidated balance sheets for uncertain tax positions. The amount of accrued interest and penalties recognized by the Company in the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $1.6 million and $0.7 million, respectively.

NOTE 14 – INCOME PER SHARE

Net income per share– basic, is calculated by dividing net income attributable to the Company’s common shareholders by the weighted average number of ordinary shares outstanding during each period. Net income– diluted, is computed using net income per share attributable to the Company’s common shareholders, and dividing it by the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares.

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$5,691	$13,510	$3,785

Denominator:
Denominator for basic net income per share - weighted
average common shares outstanding	15,815	16,975	17,831
Effect of dilutive options and/or restricted stock units to
purchase common shares	-	2	-
Effect of dilutive options and/or restricted stock units
exercised or expired during the year	249	68	37
Denominator for diluted net income per share - weighted
average common shares outstanding *	16,064	17,045	17,868

Net income per common share:
Basic	$0.36	$0.80	$0.21
Diluted	$0.35	$0.79	$0.21

* Options to purchase 2,402,427 ordinary shares and 299,137 restricted stock units outstanding during the year ended December 31, 2016 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 2,524,927 ordinary shares and 443,102 restricted stock units outstanding during the year ended December 31, 2015 were not included in the calculation of diluted earnings per share because their respective exercise prices were greater than the average market price of the ordinary shares and their inclusion in the calculation would be antidilutive. Options to purchase 2,037,107 ordinary shares and 147,264 restricted stock units outstanding for the year ended December 31, 2014 were not included in the calculation of diluted earnings per ordinary share because their exercise prices were greater than the average market price of the ordinary shares and their inclusion would have been antidilutive.

NOTE 15 – ACQUISITION OF BUSINESS

Broadsmart

On March 15, 2016, the Company entered into an Asset Purchase Agreement, dated as of March 15, 2016 (the "Agreement") with Todd A. Correll, Thomas J. Tharrington (Messrs. Correll and Tharrington are collectively referred to as the "Seller Shareholders"), North American Telecommunications Corporation d/b/a Broadsmart (the "Seller" and collectively with the "Seller Shareholders," referred to as the "Seller Parties"). Based on the terms and subject to the conditions set forth in the Agreement, the Company acquired all of the Seller's assets, properties and rights of whatever kind, tangible and intangible, other than certain excluded assets and liabilities.

The Company acquired substantially all of the assets and assumed certain liabilities of the Seller in exchange for approximately $38.0 million in cash, plus unregistered ordinary shares of the Company worth $1.8 million, valued based on the average of the previous 30 days stock price, subject to certain adjustments, including an adjustment for working capital and indebtedness. The Agreement also provided for an additional contingent payment of up to $200,000 in cash to the Seller Shareholders in the event that certain two individuals currently employed by the Seller fail to accept the Company's employment offer (the contingent payment is $100,000 in the event that one of the two individuals fails to accept such employment offer). This amount was included in consideration and was recorded as accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2016. Lastly, the Seller Shareholders would receive an additional contingent payment of $2.0 million in cash if the acquired assets generated 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The $2.0 million Earnout Payment was paid into escrow at the time of closing. With the help of a third party valuation firm, the value of this contingent consideration was determined to be $1.7 million which was included in total consideration of the business acquired.  In the third quarter ended September 30, 2016 management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow in the consolidated balance sheets. Corresponding income of $1.7 million from change in contingent consideration was recorded as a reduction of operating expense labeled gain on mark-to-market in the consolidated statement of operations.

As specified by the Agreement, the Company placed $3.0 million of the cash consideration at the closing in escrow with an escrow agent. The purpose of the escrow is to cover any indemnification claims by the Company against the Seller Parties. Under the terms of the Agreement, the Seller Parties are not liable to the Company and its affiliates until the aggregate amount of all losses in respect of indemnification exceeds $400,000 (the "Basket") and in such case the Seller Parties shall be liable only for all losses in excess of the Basket up to a cap of $3.0 million and excluding any individual loss that is less than or equal to $7,500. Certain fundamental representations and warranties, the post-closing covenants and certain other specified obligations of the Seller Parties are outside of the Basket, cap and individual loss limitations. The Company, at this time, does not estimate any liability in excess of the Basket and therefore no asset or liability are included in the accompanying consolidated balance sheets for this item.

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

Broadsmart is a leading hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end enterprise customers. This acquisition has positioned the Company to compete long-term in the UCaaS market.

The Company incurred $0.8 million in acquisition related transaction costs, which are included in general and administrative expense in the accompanying consolidated statements of operations.

The results of operations of the Broadsmart business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition.

The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Broadsmart were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The Company expects this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. Refer to Note 7, “Goodwill” for further details. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The Company finalized the valuation as of December 31, 2016.

The table below summarizes the Broadsmart assets acquired and liabilities assumed as of March 17, 2016, including any measurement period adjustments (in thousands):

Estimated Fair Value
Assets
Current assets:
Accounts receivable	$567
Inventories	302
Deposits and other current assets	143
Total current assets	1,012
Property and equipment	355
Intangible assets	26,385
Deposits and other non-current assets	96
Total assets acquired	27,848

Liabilities
Current liabilities:
Accrued expenses and other current liabilities	900
Deferred revenue	172
Total current liabilities	1,072
Other non-current liabilities	62
Total liabilities assumed	1,134
Net identifiable assets acquired	26,714
Goodwill	14,881
Total purchase price	$41,595

The intangible assets as of the closing date of the acquisition included:
Amount
Customer relations hips	$22,100
Non-compete agreements	100
Tradename	2,200
Process know how	1,100
Software license	885
$26,385

Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The customer relationships are being amortized on an accelerated basis over an estimated useful life of ten years and the non-compete agreements, process know how and software license are being amortized on a straight-line basis over four years, five years and ten years, respectively. Tradename is not subject to amortization but is subject to an annual review for impairment. An impairment charge of $0.5 million was recognized on the tradename during the year ended December 31, 2016.  Refer to Note 6, “Intangible Assets” for further details.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the years ended December 31, 2016 and 2015 as if the acquisition of Broadsmart had occurred on January 1, 2015. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2015.

	Year Ended December 31,
	2016	2015
Net revenues	$99,938	$113,525

Net income	$5,407	$13,305

The pro forma results are based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, depreciation, interest expense, and transaction costs expensed during the period.

NOTE 16 – SEGMENT REPORTING

Reportable segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and assess performance.

Historically, the Company has not had separate reportable segments. However, with the acquisition of Broadsmart in March 2016, refer to Note 15, “Acquisition of Business,” for further details, and the founding of the SMB business during the first quarter of 2016, management evaluated each of these new business lines separately and determined that the Company now has three reportable segments – “Core Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The below table includes an “Other” segment to capture the Company’s interest in a joint venture that does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

Core Consumer

This segment represents a vertically integrated group of companies, a micro-processor chip design company, an Appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, the developer and provider of the magicJack device, and a wholesaler of telephone service to VoIP providers and telecommunication carriers. This segment represents the historical magicJack consumer business.

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

Enterprise

This segment includes Broadsmart. Broadsmart is a leading hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis. Broadsmart has expertise in servicing enterprises with hundreds-to-thousands of locations.

SMB

Through this segment, started during the first quarter of 2016, the Company provides VoIP services to small to medium sized businesses. The Company began sales of its SMB segment in the third quarter of 2016.

Other

This segment includes the Company’s 60% controlling interest in a joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. The Company’s consolidated financial statements for the year ended December 31, 2016, include an adjustment to comprehensive income attributable to common shareholders of $635 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment. As such, it is included in the “Other” segment.

Selected information for the year ended December 31, 2016 is presented by Reportable Segment below (in thousands):

	For the Year ended December 31, 2016
	Core Consumer	Enterprise	SMB	Other	Intercompany	Consolidated
Net revenues	$88,315	9,043	105	13	(78)	$97,398
Cost of revenues	29,250	7,224	179	81	-	36,734
Gross profit (loss)	59,065	1,819	(74)	(68)	(78)	60,664

Marketing	4,768	380	3,497	440	-	9,085
General and administrative	23,584	3,641	6,102	1,076	(78)	34,325
Research and development	3,859	22	1,313	5	-	5,199
Gain on mark-to-market	(1,700)	-	-	-	-	(1,700)
Operating expenses	30,511	4,043	10,912	1,521	(78)	46,909

Operating income (loss)	28,554	(2,224)	(10,986)	(1,589)	-	13,755

Interest and dividend income	(26)	-	-	-	-	(26)
Other expenses, net	6	-	-	-	-	6
Income (loss) before income taxes	$28,574	$(2,224)	$(10,986)	$(1,589)	$-	$13,775

	For the Year ended December 31, 2016
	Core Consumer	Enterprise	SMB	Other	Intercompany	Consolidated
Goodwill	$32,304	14,881	-	-	-	$47,185
Total assets	$142,870	40,839	(9,447)	255	-	$174,517
Capital expenditures	$511	431	220	23	-	$1,185
Depreciation expense	$994	155	40	2	-	$1,191
Amortization expense	$1,604	1,938	-	-	-	$3,542

NOTE 17 – SUBSEQUENT EVENTS

On January 3, 2017, the Company received a letter from the staff of the Listing Qualifications Department of The Nasdaq Global Stock Market ("NASDAQ") notifying the Company that the Company no longer complies with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold its 2016 annual meeting of shareholders within twelve months of the end of the Company's fiscal year ended December 31, 2015. The Company's last annual meeting of shareholders was held on July 8, 2015. As a result, as of January 3, 2017, the Company had 45 calendar days to submit a plan to regain compliance. If NASDAQ accepts the Company's plan, NASDAQ can grant an exception of up to 180 calendar days from the fiscal year ended December 31, 2016, or until June 29, 2017, to regain compliance.  The Company submitted a plan of compliance and supplemental materials to NASDAQ on February 17, 2017 and February 27, 2017.  On March 3, 2017, NASDAQ notified the Company that it had granted an extension to the Company to regain compliance with the rule by holding the annual meeting of shareholders on or before June 29, 2017.  The Company anticipates holding its 2016 annual shareholders meeting on April 19, 2017.

As previously disclosed, the Company had a 60% controlling interest in a joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016.  As of December 31, 2016, the Company had invested a total of approximately $1.5 million in this joint venture.  In the first quarter of 2017, the Company determined that it would not make any further investments in this joint venture.  As a result of the Company's decision not to further invest, under the original terms of the joint venture, the Company's ownership interest was automatically reduced to 36%.  Because the joint venture constitutes a variable interest entity of the Company, the results of the joint venture will continue to be consolidated on the Company's financial statements.

As previously announced in January 2017, Keith Reed, the Senior Vice President and General Manager of SMB, departed the Company effective February 3, 2017 and the Company announced a new direction and anticipated operating efficiencies for the SMB unit.  As a result, the Company has made the decision to significantly reduce the staff of the SMB subsidiary and refocus the direction of the business. The Company plans to continue to sell the product and report SMB as a reportable segment going forward, but has plans to make significant changes to the marketing and sales approaches on a going forward basis.

As previously disclosed in December 2016, the Board of Directors of the Company approved, subject to shareholder approval at the 2016 annual shareholders meeting, an extension of the term of Gerald Vento's employment agreement with the Company under the under the terms of his Executive Employment Agreement with the Company dated January 1, 2013, as amended by Amendment to Executive Employment Agreement, dated as of July 15, 2015 (collectively, the "Vento Employment Agreement") such that Mr. Vento would continue to serve as the Company's President and Chief Executive Officer through the earlier of June 30, 2017 or the date the Company hired a President and Chief Executive Officer to replace Mr. Vento (the "Second Amendment").  In March 2017, the Company announced that it had appointed Don Carlos Bell III as President and Chief Executive Officer of the Company to succeed Mr. Vento as President and Chief Executive Officer, effective as of March 9, 2017.  Mr. Bell has agreed to defer negotiation of his compensation in exchange for serving as the Company's President and Chief Executive Officer pending his election as a director of the Company at the 2016 annual shareholders meeting.  Mr. Vento will remain on the Board of Directors of the Company and will serve as a consultant to the Company effective as of March 10, 2017 on the terms previously disclosed in the Form 8-K filed on January 5, 2017 in connection with the Second Amendment. Compensation in connection with Mr. Vento’s extension of employment under the Second Amendment and his services as a consultant will not be paid until shareholder approval is received at the 2016 annual shareholders meeting, at which time all accrued compensation will be paid to Mr. Vento.

The Company filed its definitive proxy statement for its 2016 annual shareholders meeting on March 15, 2017.  The Company's 2016 annual shareholders meeting will be held on April 19, 2017 at 10:00 a.m. Eastern Daylight Time at the offices of the Company located at 222 Lakeview Avenue, Suite 1600, West Palm Beach, Florida 33401 unless otherwise adjourned or postponed.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2016 and 2015 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2016
Net revenues	$23,699	$25,301	$24,572	$23,826	$97,398
Gross profit	15,490	15,463	15,063	14,648	60,664
Operating income (loss) (2)	4,234	4,206	5,428	(113)	13,755
Net income (loss)	734	2,515	3,222	(1,415)	5,056
Net income (loss) attributable to magicJack VocalTec Ltd common shareholders	734	2,819	3,399	(1,261)	5,691
Earnings per magicJack VoalTec Ltd common share: (1)
Basic	0.05	0.18	0.21	(0.08)	0.36
Diluted	0.05	0.18	0.21	(0.08)	0.35

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2015
Net revenues	$25,512	$25,410	$25,409	$24,631	$100,962
Gross profit	16,045	16,741	17,184	16,850	66,820
Operating income	4,433	6,429	7,453	7,028	25,343
Net income	1,308	6,952	3,311	1,939	13,510
Earnings per ordinary share: (1)
Basic	0.07	0.39	0.20	0.12	0.80
Diluted	0.07	0.39	0.20	0.15	0.79

(1) The sum of quarterly earnings per ordinary share amounts may not add to the annual earnings per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(2) During the third quarter of 2016, the Company recognized a $2.0 million gain on mark-to-market related to the Broadsmart Earnout and a $0.5 million loss on impairment of intangible assets. During the fourth quarter of 2016, the Company reduced the gain on mark-to-market by $0.3 million and recognized a $0.5 million loss on impairment of intangible assets.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the 2013 COSO framework). Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Broadsmart Global, Inc., which was acquired on March 16, 2016, and which is included in the consolidated balance sheets of magicJack Vocaltec, Ltd. and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, capital equity, and cash flows for the year then ended. Broadsmart Global, Inc. constituted 6.6% and 17.4% of total assets and net assets, respectively, as of December 31, 2016, and 9.3% and (44.0)% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Broadsmart Global, Inc. because of the timing of the acquisition which was completed on March 16, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

We have audited magicJack VocalTec Ltd. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). magicJack VocalTec, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Broadsmart Global, Inc., which was acquired on March 16, 2016, and which is included in the consolidated balance sheets of magicJack Vocaltec, Ltd. and Subsidiaries as of December 31, 2016, and the related consolidated statements of operations comprehensive income, capital equity, and cash flows for the year then ended. Broadsmart Global, Inc. constituted 6.6% and 17.4% of total assets and net assets, respectively, as of December 31, 2016, and 9.3% and (44.0)% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Broadsmart Global, Inc. because of the timing of the acquisition which was completed on March 16, 2016. Our audit of internal control over financial reporting of magicJack Vocaltec, Ltd and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Broadsmart Global Inc.

In our opinion, magicJack VocalTec Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of magicJack VocalTec, Ltd. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
West Palm Beach, Florida

March 16, 2017

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

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information with respect to all of our equity compensation plans in effect as of December 31, 2016, which section is incorporated by reference herein.

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1
Asset Purchase Agreement, dated as of March 15, 2016, by and among Todd A. Correll, Thomas J. Tharrington, North American Telecommunications Corporation, and magicJack Business Subsidiary, Inc., a subsidiary of the Company and the Company (solely as guarantor of the obligations of magicJack Business Subsidiary, Inc.), filed with the SEC on May 12, 2016 as Exhibit 2.1 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A and incorporated herein by reference.[1]

3.1	Amended and Restated Articles of Association, filed with the SEC on April 2, 2013 as Exhibit 3.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.
4.1
Form of Share Certificate of the Company, filed with the SEC on January 12, 2011 as Exhibit 4.2 to the Company's Amendment No. 1 to Registration Statement on Form F-3 (File No. 333-169659) and incorporated herein by reference.

10.1
2003 Amended Master Stock Option Plan,* filed with the SEC on January 19, 2011 as Exhibit 99.1 to the Company's registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.2
Amended and Restated Appendix to Stock Option Plan – U.S.A. Employees,* filed with the SEC on January 19, 2011 as Exhibit 99.2 to the Company's registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.3
Amended and Restated Appendix to Stock Option Plan – Non-U.S. and Non-Israeli Employees and Consultants,* filed with the SEC on January 19, 2011 as Exhibit 99.3 to the Company's registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.4
Form of indemnification and release undertaking between the Company and its officers and directors,* filed with the SEC on November 18, 2010 as Appendix B to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.5
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Yoseph Dauber,* filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.6
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Tal Yaron-Eldar,* filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.7
Executive Employment Agreement, effective January 1, 2013, by and between MagicJack VocalTec Ltd and Gerald Vento,* filed with the SEC on April 8, 2013 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.8	Form of Restricted Stock Agreement,* filed with the SEC on April 8, 2013 as Exhibit 10.4 to the Company's Current Report on Form 8-K and incorporated herein by reference.
10.9
Consulting Agreement, dated May 11, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo,* filed with the SEC on May 13, 2013 as Exhibit 10.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.10
Executive Employment Agreement, dated May 8, 2013 by and between magicJack VocalTec Ltd. and Jose Gordo,* filed with the SEC on May 13, 2013 as Exhibit 10.3 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.11	Form of Stock Option Agreement,* filed with the SEC on May 13, 2013 as Exhibit 10.5 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.12	magicJack VocalTec Ltd. Compensation Policy,* filed with the SEC on June 3, 2013 as Appendix B to the Company's proxy statement and incorporated herein by reference.
10.13	magicJack VocalTec Ltd. 2013 Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix C to the Company's proxy statement and incorporated herein by reference.

10.14	magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan,* filed with the SEC on June 3, 2013 as Appendix D to the Company's proxy statement and incorporated herein by reference.

10.15
Amendment to magicJack VocalTec Ltd. 2013 Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company's Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.16
Amendment to magicJack VocalTec Ltd. 2013 Israeli Stock incentive Plan,* filed with the SEC on March 21, 2014 on the Company's Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.17
Executive Employment Agreement, dated December 13, 2013, by and between magicJack VocalTec Ltd. and Timothy R. McDonald, filed with the SEC on December 17, 2013 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

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

10.23
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Todd A. Correll,* filed with the SEC on May 12, 2016 as Exhibit 10.22 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A and incorporated herein by reference.

10.24
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Thomas J. Tharrington,* filed with the SEC on May 12, 2016 as Exhibit 10.23 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A and incorporated herein by reference.

10.25
Second Amendment to Executive Employment Agreement, effective as of December 31, 2016, by and between magicJack VocalTec Ltd. and Gerald Vento,* filed with the SEC on January 5, 2017 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.26
Settlement Agreement, dated January 31, 2017, entered into between the Company, David L. Kanen and Kanen Wealth Management LLC, filed with the SEC on February 2, 2017 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

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

Financial statement schedules have been omitted as they are not required under the related instructions or are inapplicable. * Management contract or compensatory plan or arrangement.

[1] –
The exhibits and schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Don C Bell —————————————— Don C. Bell President and Chief Executive Officer Date: March 16, 2017	/s/ Jose Gordo —————————————— Jose Gordo Chief Financial Officer Date: March 16, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don C Bell —————————————— Don C Bell	President & Chief Executive Officer and Director Nominee (principal executive officer)	March 16, 2017

/s/ Jose Gordo —————————————— Jose Gordo	Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2017

/s/ Donald A. Burns —————————————— Donald A. Burns	Director, Chairman of the Board	March 16, 2017

/s/ Gerald Vento —————————————— Gerald Vento	Director	March 16, 2017

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 16, 2017

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 16, 2017
/s/ Izhak Gross —————————————— Izhak Gross	Director	March 16, 2017
/s/ Richard Harris —————————————— Richard Harris	Director	March 16, 2017