Form 10-Q
period 2017-03-31
MAGICJACK VOCALTEC LTD
filed 2017-05-10
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

There were 16,041,017 ordinary shares with no par value outstanding at April 30, 2017.

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

•
references to "$" or "dollars" are to U.S. dollars. All references to "NIS" are to New Israeli Shekels and "PLN" are to Polish Zloty. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars; and

•	references to the "magicJack devices" are to the original magicJack®, the magicJack PLUSTM, the New magicJack PLUSTM , the magicJackGO and the magicJackEXPRESSTM.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$48,310	$52,394
Investments, at fair value	447	447
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $376 and $402, respectively	2,687	3,171
Inventories	3,307	4,441
Deferred costs	2,219	2,319
Prepaid income taxes	3,858	527
Receivable from earnout escrow	2,000	2,000
Deposits and other current assets	1,731	1,970
Total current assets	64,559	67,269

Property and equipment, net	3,515	3,805
Intangible assets, net	11,055	28,854
Goodwill	32,304	47,185
Deferred tax assets	37,479	26,568
Deposits and other non-current assets	890	836
Total assets	$149,802	$174,517
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,555	$2,790
Income tax payable	-	1,527
Accrued expenses and other current liabilities	8,691	8,426
Deferred revenue, current portion	47,313	48,507
Total current liabilities	58,559	61,250

Deferred revenue, net of current portion	43,292	44,201
Other non-current liabilities	12,183	10,866
Total liabilities	114,034	116,317

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,039 shares
issued at March 31, 2017 and December 31, 2016	111,783	111,783
Additional paid-in capital	14,303	13,567
Treasury stock (9,004 and 8,988 shares at March 31, 2017
and December 31, 2016, respectively)	(120,300)	(120,300)
Retained earnings	30,684	53,785
Total magicJack VocalTec, LTD. shareholders's equity	36,470	58,835
Noncontrolling interest	(702)	(635)
Total capital equity	35,768	58,200
Total liabilities and capital equity	$149,802	$174,517

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2017	2016

Net revenues	$23,197	$23,699
Cost of revenues	9,451	8,209
Gross profit	13,746	15,490

Operating expenses:
Marketing	2,407	1,221
General and administrative	12,825	8,935
Impairment of intangible assets and goodwill	31,527	-
Research and development	1,499	1,100
Total operating expenses	48,258	11,256
Operating (loss) income	(34,512)	4,234

Other income (expense):
Interest and dividend income	6	7
Other expense, net	(17)	(7)
Total other expense	(11)	-
(Loss) income before income taxes	(34,523)	4,234
Income tax (benefit) expense	(11,355)	3,500
Net (loss) income	(23,168)	734
Net loss attributable to noncontrolling interest	67	-
Net (loss) income attributable to magicJack VocalTec Ltd. common shareholders	$(23,101)	$734

(Loss) income per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$(1.44)	$0.05
Diluted	$(1.44)	$0.05

Weighted average common shares outstanding:
Basic	16,034	15,647
Diluted	16,034	15,649

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Three Months Ended
	March 31,
	2017	2016

Net (loss) income	$(23,168)	$734
Other comprehensive income (loss):	-	-
Comprehensive (loss) income	$(23,168)	$734
Comprehensive loss attributable to noncontrolling interest	67	-
Comprehensive (loss) income attributable to magicJack VoclTec Ltd. common shareholders	$(23,101)	$734

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Noncontrolling Interest	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2017	25,039	$111,783	$13,567	(8,988)	$(120,300)	$53,785	$(635)	$58,200

Share-based compensation	-	-	736	-	-	-	-	736
Reclassification of shares *				(16)				-
Net loss	-	-	-	-	-	(23,101)	(67)	(23,168)

Balance, March 31, 2017 (unaudited)	25,039	$111,783	$14,303	(9,004)	$(120,300)	$30,684	$(702)	$35,768

* represents 16,666 shares previously recorded as treasury stock that were reclassified as they were issued as new ordinary shares.

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(23,168)	$734
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Provision for doubtful accounts and billing adjustments	54	1
Share-based compensation	736	1,002
Depreciation and amortization	1,525	792
Impairment of goodwill and intangible assets	31,527	-
Increase of uncertain tax positions	1,427	1,150
Deferred income tax provision	(10,911)	1,016
Change in operating assets and liabilities
Accounts receivable	430	920
Inventories	1,134	787
Deferred costs	100	213
Prepaid Income taxes	(4,896)	1,212
Deposits and other current assets	239	224
Other non-current assets	(54)	(12)
Accounts payable	(44)	2,577
Income taxes payable	38	-
Accrued expenses and other current liabilities	265	(1,685)
Deferred revenue	(2,103)	(1,923)
Other non-current liabilities	(110)	(74)
Net cash provided by operating activities	(3,811)	6,934

Cash flows from investing activities:
Purchases of property and equipment	(225)	(5)
Acquisition of Broadsmart	-	(40,019)
Acquisition of intangible assets	(48)	-
Net cash used in investing activities	(273)	(40,024)

Cash flows from financing activities:
Proceeds from exercise of ordinary share options	-	1
Net cash provided by financing activities	-	1
Net (decrease) increase in cash and cash equivalents	(4,084)	(33,089)
Cash and cash equivalents, beginning of period	52,394	78,589
Cash and cash equivalents, end of period	$48,310	$45,500

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2017	2016

Supplemental disclosures:
Income taxes paid	$3,153	$122
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$-	$1,676

See accompanying notes to condensed consolidated financial statements.

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the "Company") is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, provides users with complete phone service for home, enterprise and while traveling. The Company charges customers for the right to access its servers ("access right"), and the Company's customers then continue to have the ability to obtain free telephone services. The Company currently offers the magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user's broadband modem/router and function as a standalone phone without using a computer.  The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free.  The mobile apps include the magicApp and the magicJack Connect App, which are available for both iOS and Android. The Company's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

magicJack VocalTec is a vertically integrated group of companies. The Company owns a micro-processor chip design company, an Appserver and session border controller company, a wholesale provider of Voice-over-Internet-Protocol ("VoIP") services, a softphone company, and the developer and provider of the magicJack device. The Company also wholesales telephone service to VoIP providers and telecommunication carriers.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices in West Palm Beach, Florida, technology management offices in Franklin, Tennessee, and research and development offices in Plano, Texas, and Sunnyvale, California. In addition, the Company's Core Consumer business has a warehouse and customer care call center in West Palm Beach, Florida.  Broadsmart's offices are located in Fort Lauderdale, Florida.

Basis of Presentation

The Company's unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company's unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company's unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company's results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification ("ASC"). The Company's functional and reporting currency is the United States Dollar ("U.S. Dollar"), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including NIS and PLN, are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur.

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, with the acquisition of North American Telecommunications Corporation d/b/a Broadsmart ("Broadsmart") and the internal development of our SMB division, we have been reporting the results of operations for these new business lines as separate Reportable Segments.  Approximately 86% and 90% of the Company's consolidated revenues in the three months ended March 31, 2017 and 2016, respectively, were from sales to customers located in the United States.

The majority of the Company's Core Consumer segment revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $18.1 million and $20.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company's Core Consumer segment also provides its customers with the ability to make prepaid calls using the magicJack devices and magicJack APP by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.2 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

The Company's Enterprise segment was launched with the acquisition of Broadsmart on March 16, 2016.  The majority of the Company's Enterprise segment revenues recognized were generated from Broadsmart hosted Unified Communication as a Service ("UCaaS") services and sales of hardware and equipment which were $2.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

The Company's SMB segment did not generate significant revenue for the three months ended March 31, 2017 and 2016.

Basis of Consolidation

The Company's unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly-owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and the Company executed an agreement to sell its remaining interest to the unrelated third party with closing to occur within 60 days.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017. To date, the Company has spent approximately $1.8 million funding the operations of this joint venture.

The operations of the joint venture for the three months ended March 31, 2017 were not significant to the Company's financial statements. The Company's consolidated financial statements for the three months ended March 31, 2017, include an adjustment to income attributable to magicJack VocalTec Ltd. common shareholders of $67 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it is included in the "Other" category of the Company's segment reconciliation. Refer to Note 16, "Segment Reporting," for further details.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company's financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include allowances for billing adjustments and doubtful accounts, the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in asset acquisitions, business combinations or underlying the Company's ordinary share options, and estimates of likely outcomes related to certain contingent liabilities.

The Company evaluates its estimates on an ongoing basis. The Company's estimates and assumptions are based on factors such as historical experience, trends within the Company and the telecommunications industry, general economic conditions and on various other assumptions that it believes to be reasonable under the circumstances. The results of such assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily available. Actual results may differ from the Company's estimates and assumptions as a result of varying market and economic conditions, and may result in lower revenues and net income.

Fair Value

The Company accounts for financial instruments in accordance with ASC 820, "Fair Value Measurements and Disclosures", which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's judgements about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company's assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of March 31, 2017 and December 31, 2016, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $447 thousand and $367 thousand at March 31, 2017 and December 31, 2016, respectively.

The fair value of time deposits at March 31, 2017 and December 31, 2016 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the three months ended March 31, 2017 and 2016.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Receivable from Earnout Escrow

The 2016 acquisition of Broadsmart, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, included an additional contingent payment of $2.0 million in cash to the sellers, if the acquired assets generated 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The $2.0 million Earnout Payment was paid into escrow at the time of closing. In the third quarter ended September 30, 2016, management concluded that it was remote that the revenue target would be reached, and accordingly recorded a $2.0 million receivable from earnout escrow in the consolidated balance sheets. Revenues for the year ended December 31, 2016 did not reach the target and the Company has requested return of the funds.

Property, Equipment and Depreciation Expense

Property and equipment are accounted for under ASC 360, "Property, Plant and Equipment" and consist primarily of servers, computer hardware, furniture, and leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to fifteen years. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.  Refer to Note 6, "Property and Equipment" for further details.

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company's property or equipment at March 31, 2017.

The Company's hardware consists of routers, gateways and servers that enable the Company's telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted for on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC 250-10, "Accounting Changes and Error."

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

The Company reviews definite lived intangible assets subject to amortization for possible impairment using a three-step approach.  Under the first step, management determines whether an indicator of impairment is present (a "Triggering Event"). If a Triggering Event has occurred, the second step is to test for recoverability based on a comparison of the asset's carrying amount with the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, the third step is to recognize an impairment loss for the excess of the asset's carrying amount over its fair value. Intangible assets subject to amortization to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The Company recognized impairment charges of $16.6 million on intangible assets during the three months ended March 31, 2017. There were no impairment charges recognized on intangible assets during the three months ended March 31, 2016. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill" and Note 6, "Intangible Assets" for further details.

The costs of developing the Company's intellectual property rights, intellectual property right applications and technology are charged to research and development expense as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized to operations, but instead is reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in the Company's market capitalization below its book value.

The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

With the acquisition of Broadsmart in March 2016 and the founding of the SMB business during the first quarter of 2016, management began evaluating each of these new business lines separately and has allocated goodwill between the three reporting units that correspond to the reportable segments – "Core Consumer," "Enterprise" and "SMB". Refer to Note 7, "Goodwill" and Note 16, "Segment Reporting" for further details.

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value. If so, an impairment test must be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.

In prior years, the Company used the two-step goodwill impairment test.  In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other" which eliminated step two of the goodwill impairment test. The Company adopted ASU 2017-04 on a prospective basis in the first quarter of 2017.

The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit during the three months ended March 31, 2017. There was no impairment of goodwill during the three months ended March 31, 2016. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill" and Note 7, "Goodwill" for further details.

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

For the Enterprise segment, deferred revenues consist of hardware or equipment purchased but not yet delivered.  The Company recognizes revenue from UCaaS hardware or equipment sales in the period they are put into service.

For the SMB segment, deferred revenues consist of billings and payments for phone equipment and services received in advance of revenue recognition.  Customers are billed in advance on a monthly or annual basis.  The Company recognizes revenue from SMB equipment and services ratably over the service period.  Deferred revenue from this segment was not significant as of March 31, 2017.

Deferred revenues to be recognized over the next twelve months are classified as current and included in deferred revenue, current portion in the Company's consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue, net of current portion.

Net Revenues

Net revenues consists of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack devices, usage of domestic and international prepaid minutes, access charges to other carriers, recurring sales of the Company's hosted UCaaS voice services, non-recurring sales of equipment related to its UCaaS services and other miscellaneous charges. The Company typically enters into multi-year agreements, typically with durations of three to five years, to provide the hosted voice and other services. The Company earns revenue from the sale of the hardware and network equipment necessary to operate its UCaaS services directly to its customers. All revenue is recorded net of sales returns and allowances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition", which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (deliverables), the Company applies Section 25 of ASC 605, "Multiple-Element Arrangements". ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

Core Consumer Segment

magicJack Devices Revenue and Renewal Access Revenue

 magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company's estimate of the delay for the three months ended March 31, 2017 and 2016 was 30 days and 90 days, respectively. The Company defers revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which the Company recognizes the revenue from device sales ratably over the remaining initial access right period.

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from the sales of magicApp and magicJack Connect App access rights is recognized ratably over the access right period.

Sales Return Policy

The Company offers some of its direct sales customers a 30-day free trial before they have to pay for their magicJack device. The Company does not recognize revenue until the 30-day trial period has expired and a customer's credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company also accepts returns of battery powerbanks for mobile devices within 30 days of sale. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three months ended March 31, 2017 and 2016, the Company's estimates of returns and actual returns from initial stocking orders have not been materially different.

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

Prepaid Minutes and Access and Wholesale Charges

The Company generates revenues from the sales of prepaid international minutes to customers, fees for origination of calls to 800-numbers, and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers ("IXC") calls terminated on the Company's servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments. Revenues from prepaid minutes and access and wholesale charges are recognized as minutes are used.

Enterprise Segment

UCaaS services and equipment sales related to the Broadsmart subsidiary qualify as multiple deliverables per ASC 605-25.  Since the equipment and services are sold separately and can be used with other products and services, they are accounted for as separate units of accounting. The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenue from the sale of equipment purchased but not yet delivered is deferred and recognized in the period that the hardware or equipment is put into service.

SMB Segment

SMB provides phone equipment and services that are interdependent and not sold separately. As such they are accounted for as a combined unit of accounting under ASC 605-25.  Some agreements include a refund period or a promotion for free introductory service.  Revenue recognition is deferred for either period, after which the Company recognizes the revenue for the combined unit ratably over the remaining service period.  Revenue from this segment was not significant for the three months ended March 31, 2017 and 2016.

Cost of Revenues

Core Consumer Segment

Cost of revenues for the Core Consumer segment include direct costs of operation of the Company's servers, which are expensed as incurred. These costs include the Company's internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, server maintenance, and costs to co-locate the Company's equipment in other telephone companies' facilities. Direct costs of producing magicJack devices are deferred on shipment and charged to cost of sales ratably over the initial access right period. Deferred costs are included in current assets in the Company's consolidated balance sheets.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Enterprise Segment

Cost of revenues related to the Company's UCaaS services include direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers, along with related delivery costs, which are recognized in the period they are put into service.

SMB Segment

Cost of revenues for the SMB segment include direct costs of providing the services, which are expensed as incurred, and costs for phone equipment, which are recognized ratably over the service period.  Cost of revenues from this segment were not significant for the three months ended March 31, 2017 and 2016.

Marketing Expenses

Marketing expenses of $2.4 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively, consisted primarily of advertising media buys for television commercials, internet and print advertising, marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. During the three months ended March 31, 2017, marketing expenses of $1.1 million, $1.1 million and $0.2 million were related to the Core Consumer, SMB and Enterprise segments, respectively. Marketing expenses for the three months ended March 31, 2016 were related to the Core Consumer segment.

A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016

Advertising media buys	$1,255	$665
Marketing personnel related	809	188
Other marketing projects	343	368
Total marketing expenses	$2,407	$1,221

Research and Development Expenses

The Company's research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, magicJack APP and its servers, as well as the development of new products and applications for use in its broadband service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company's servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs.

Research and development expenses were $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017 and 2016, $0.6 million and $0.1 million of research and development expense, respectively, was related to the SMB segment.  The balance of research and development expense was related to the Core Consumer segment.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", which requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company's net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $0.7 million during the three months ended March 31, 2017. The Company decreased the valuation allowance by $0.5 million during the three months ended March 31, 2016.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $1.3 million in the three months ended March 31, 2017, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by a net increase of $1.2 million in the three months ended March 31, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation of certain Israeli tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2017 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At March 31, 2017, the estimated annual effective income tax rate is expected to approximate 15.2%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Comprehensive Income

Comprehensive income attributable to common shareholders, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The differences between net income and comprehensive income attributable to common shareholders are due to losses attributable to the noncontrolling interest.

Earnings (Loss) per Share Attributable to Common Shareholders

Net income or loss per share attributable to the Company's common shareholders – basic, is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period, including redeemable ordinary shares (if applicable). Net income or loss per share attributable to the Company's common shareholders – diluted, is computed using the weighted average number of common and potentially dilutive common share equivalents outstanding during the period, including redeemable common shares (if applicable). Potentially dilutive common share equivalents consist of shares issuable upon the exercise or settlement of options to purchase common shares or restricted stock units.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. Cash equivalents generally consist of money market instruments.

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At March 31, 2017, the Company had cash and cash equivalents totaling $48.3 million, which included (i) $47.7 million in U.S. financial institutions, and (ii) $0.6 million in foreign financial institutions.

The Company's non-interest bearing cash balances in U.S. banks, which included $2.0 million in one individual financial institution, were fully insured. A total of $0.2 million, primarily held in another financial institution, exceeded insurance limits at March 31, 2017. The Company had money market accounts with financial institutions with balances totaling approximately $45.3 million at March 31, 2017.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of gross accounts receivable at March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, no telecommunications carrier accounted for more than 10% of the segment's total operating revenues.

For the Core Consumer segment, one U.S. retail customer accounted for approximately 18% of gross accounts receivable at March 31, 2017. Three retail customers accounted for approximately 34% of the segment's gross accounts receivable at December 31, 2016. For the three months ended March 31, 2017 and 2016, no retailer accounted for more than 10% of the segment's total operating revenues.

For the Enterprise segment, two U.S. retail customers accounted for approximately 35% of gross accounts receivable at March 31, 2017. No customer accounted for more than 10% of gross accounts receivable at December 31, 2016.  For the three months ended March 31, 2017 and 2016, two customers accounted for approximately 30% and 29% of the segment's total operating revenues, respectively.

For the SMB segment, accounts receivable were not significant at March 31, 2017 and December 31, 2016. The segment's operating revenues were not significant for the three months ended March 31, 2017 and 2016.

Business Combinations

The Company accounts for business combinations under ASC 805, "Business Combinations" using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company's estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period and final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. The Company includes the results of all acquisitions in its Consolidated Financial Statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expense.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Companies may adopt the standard as early as the original effective date (i.e. annual reporting periods beginning after December 15, 2016). Early adoption prior to that date is not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08 to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10 to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU 2016-12, which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. In December 2016, the FASB issued ASU 2016-20 which made minor corrections and improvements to certain narrow aspects of the guidance. The Company has internally performed a preliminary review of the new guidance and plan to engage consultants to document the appropriate revenue recognition for its various products and services.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory". This ASU applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predicable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). The Company adopted ASU 2015-11 on a prospective basis in the first quarter of 2017.  Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases". ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance to determine the potential impact on the Company's financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company is currently evaluating the guidance to determine the potential impact on the Company's financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 changes the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefits or expenses in the quarterly Financial Statements. The new standard also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations. The Company adopted ASU 2016-09 on a prospective basis in the first quarter of 2017. For the three months ended March 31, 2017, this adoption had no tax impact to the Company.  We will continue to monitor this for each reporting period going forward.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other than Inventory". ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively as an adjustment to retained earnings. The Company is currently evaluating the guidance to determine the potential impact on the Company's financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other".  ASU 2017-04 eliminates step two of the goodwill impairment test. The standard is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted.  The Company early adopted ASU 2017-04 on a prospective basis in the first quarter of 2017. Prior periods were not retrospectively adjusted.

NOTE 3 – IMPAIRMENT OF INTANGIBLE ASSETS, INCLUDING GOODWILL

As part of the Company's quarterly impairment review for intangible assets with indefinite lives including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.

As was previously disclosed in the Company's Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the February 2017 hiring of a new Chief Operating Officer for the segment and the hiring of additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and the new Executive Management team recently completed a comprehensive review of the Enterprise segment's business prospects and through this process revised the projections for its operating results downward.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and management anticipates the loss of another one of the Enterprise segment's significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment's revenue in 2016.  Management considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of its long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing its revised projections for Broadsmart.

Based on the impairment indicators as of March 31, 2017 discussed above, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit's long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017. The valuation estimated the fair value of Broadsmart's identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. The Company recorded an impairment charge of $0.9 million for the carrying value in excess of the fair value.

For long-lived assets, including definite-lived intangible assets subject to amortization, management totaled the undiscounted cash flows expected to result from the use of these assets and their eventual disposition and noted that the sum did not exceed the carrying amount of the assets, indicating further impairment testing was necessary for these assets as of March 31, 2017. The estimated fair value of definite-lived intangible assets subject to amortization as of March 31, 2017, was based on discounted future cash flows.  The Company recorded impairment losses of $15.7 million for the carrying value in excess of the fair value.

Based on a discounted future cash-flows approach, the third party valuation estimated the fair value of the Enterprise reporting unit to be $17.9 million.  Recognition of the goodwill impairment resulted in a tax benefit which was recorded as a deferred tax asset.  Since the deferred tax asset increases the carrying value of the reporting unit, it would result in an additional impairment. The accounting guidance requires an entity to calculate the impairment charge and the deferred tax effect using a simultaneous equation method, which effectively grosses up the goodwill impairment charge to account for the related deferred tax benefit so that the resulting carrying value does not exceed the calculated fair value. The simultaneous equation calculation resulted in an impairment charge that exceeded the carrying value of the goodwill. Since the guidance limits goodwill impairments to the carrying value of goodwill, the Company recognized an impairment loss of $14.9 million, the full carrying value of goodwill.

In total, impairment losses of $31.5 million were recognized in operating expenses of the Enterprise segment for the three months ended March 31, 2017.  The impaired assets were (in thousands):

	Carrying	Fair
	Amount	Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	37,127	5,600	31,527

NOTE 4 – INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31	December 31,
	2017	2016

Raw materials	$1,101	$1,455
Finished goods	2,206	2,986
Total	$3,307	$4,441

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company's distribution center in the United States and customer equipment, as well as hardware and equipment pending delivery or sale to Enterprise segment customers. The Company wrote-off approximately $401 thousand and $80 thousand of obsolete inventory during the three months ended March 31, 2017 and 2016, respectively.  Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31	December 31,
	(in years)	2017	2016

Switches	3 - 15	$9,710	$9,699
Computers	3	2,884	2,866
Furniture	5 - 7	275	269
Leasehold-improvements	*	902	893
Accumulated depreciation		(10,256)	(9,922)
Total		$3,515	$3,805

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $0.3 million.

NOTE 6 – INTANGIBLE ASSETS

Identified intangible assets consist of the following (in thousands):

	Estimated Useful Lives (in years)	March 31, 2017				December 31, 2016
		Gross Carrying	Accumulated Amortization		Weighted- Average Life	Gross Carrying	Accumulated Amortization		Weighted- Average Life
		Amount		Net		Amount		Net

Technology	3 - 17	$3,110	$(2,884)	$226	4.70	$3,110	$(2,854)	$256	4.71
Intellectual property rights	3 - 17	14,162	(11,088)	3,074	4.86	14,162	(10,794)	3,368	4.87
Covenants not-to-compete and not-to-sue
	2 - 5	2,185	(2,114)	71	2.92	2,185	(2,107)	78	3.17
Tradename	3 - 6	131	(131)	-	0.00	131	(131)	-	0.00
Customer relationships	5 - 10	7,428	(3,028)	4,400	8.96	22,600	(2,249)	20,351	9.21
Backlog	1	800	(800)	-	0.00	800	(800)	-	0.00
Software license	10	1,256	(123)	1,133	7.86	1,207	(80)	1,127	8.00
Process know how	5	526	(126)	400	5.83	1,100	(87)	1,013	6.08
Other		-	-	-	0.00	-	-	-	0.00
Intangible assets subject to amortization		$29,598	$(20,294)	$9,304		$45,295	$(19,102)	$26,193

Tradename		$1,700	$-	$1,700	N/A	$2,600	$-	$2,600	N/A
Domain names		51	-	51	N/A	61	-	61	N/A
Intangible assets not subject to amortization		$1,751	$-	$1,751		$2,661	$-	$2,661

Total intangible assets		$31,349	$(20,294)	$11,055		$47,956	$(19,102)	$28,854

Amortization expense for the three months ended March 31, 2017 and 2016 was $1.2 million and $0.5 million, respectively.

As part of the Company's quarterly impairment review for intangible assets with indefinite lives including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in Note 3, "Impairment of Intangible Assets, Including Goodwill", the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit's long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

	March 31, 2017
	Carrying	Valuation
	Amount	Amount	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
	$22,246	$5,600	$16,646

Based on the carrying value of identified intangible assets recorded at March 31, 2017, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2017	$1,599
2018	1,706
2019	1,414
2020	1,081
2021	765
Thereafter	2,739
$9,304

NOTE 7 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2017, are as follows (in thousands):

	Three Months Ended March 31, 2017
	Core Consumer	Enterprise	SMB	Other	Consolidated

Balance, beginning of period	$32,304	$14,881	$-	$-	$47,185
2017 impairment	-	(14,881)			(14,881)
Balance, end of period	$32,304	$-	$-	$-	$32,304

As part of the Company's quarterly impairment review for intangible assets with indefinite lives, including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in Note 3, "Impairment of Intangible Assets, Including Goodwill", the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit's long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

Based on a discounted future cash-flows approach, the third party valuation estimated the fair value of the Enterprise reporting unit to be $17.9 million.  Recognition of the goodwill impairment resulted in a tax benefit which was recorded as a deferred tax asset.  Since the deferred tax asset increases the carrying value of the reporting unit, it would result in an additional impairment. The accounting guidance requires an entity to calculate the impairment charge and the deferred tax effect using a simultaneous equations method, which effectively grosses up the goodwill impairment charge to account for the related deferred tax benefit so that the resulting carrying value does not exceed the calculated fair value.  The resulting impairment is limited to the carrying value of goodwill.  In the valuation performed for the Company the impairment calculated using the simultaneous equation method resulted in an impairment charge that exceeded the carrying value of the goodwill.  Accordingly, an impairment loss of $14.9 million on goodwill was recognized in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017.

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

The discounted cash flow analyses factor in assumptions on revenue and expense growth rates. These estimates are based upon the Company's historical experience, best estimates of future activity, and a cost structure necessary to achieve the related revenues.

Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes the assumptions are reasonable. However, there can be no assurance that its estimates and assumptions made for purposes of the goodwill impairment testing, at the annual Measurement Date, will prove to be accurate predictions of the future. Changes in these estimates and assumptions as previously noted, could result in the need to conduct additional goodwill impairment tests in the future and could ultimately result in an impairment charge. In addition, a change in the Company's reporting units could materially affect the determination of the fair value for each reporting unit, which could trigger impairment in the future. The Company will continue to review its results against forecasts and assess its assumptions to ensure they continue to be appropriate.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company's unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred revenues are comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016

magicJack devices	$7,098	$7,962
Access right renewals	37,172	37,323
Prepaid minutes	2,606	2,851
Other	437	371
Deferred revenue, current	47,313	48,507

Deferred revenue, non-current*	43,292	44,201
Total deferred revenues	$90,605	$92,708

* Deferred revenues, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company's obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company's servers are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.7 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. For the Enterprise segment, such costs were approximately $0.5 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three months ended March 31, 2017 and 2016.

NOTE 9 – OTHER LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had recorded a non-current liability for uncertain tax positions of $11.7 million and $10.4 million, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company's policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company's results of operations in a particular fiscal year or quarter.

On March 11, 2016, a purported class action lawsuit was filed against the Company, its then Chief Executive Officer, Gerald Vento, and its Chief Financial Officer, Jose Gordo (together, "the Defendants"), in the United States District Court for the Southern District of New York. Thereafter, on August 18, 2016, the Plaintiff filed an Amended Complaint.  The Amended Complaint alleges that the Company and Mr. Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The Plaintiff asserted claims that (i) the Company and Mr. Gordo violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5; and (ii) that Mr. Vento and Mr. Gordo violated Section 20(a) of the Exchange Act by virtue of their control over the Company.  For himself and for the class, the Plaintiff seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Defendants answered the Amended Complaint on December 23, 2016.  The Defendants believe that the Plaintiff's claims are without merit and intend to defend against those claims vigorously. The Company cannot estimate the likelihood of liability or the amount of potential damages, if any.

Tax Contingencies

The Company believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company strongly believes any possible claims are without merit and vigorously defends its rights. However, if a government entity were to prevail in any matter, it could have a material adverse effect on the Company's financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

NOTE 11 –TREASURY STOCK

During the three months ended March 31, 2017, the Company did not issue any treasury shares; however, 16,666 shares previously issued out of treasury stock were reclassified as they had been issued as new ordinary shares. The changes in treasury stock during the three months ended March 31, 2017 are as follows (in thousands, except for number of shares):

	Three Months Ended
	March 31, 2017
	Number	Amount

Balance, beginning of period	8,987,820	$120,300
Reclassification of shares	16,666	-
Balance, end of period	9,004,486	$120,300

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company's share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the "2013 Plans"). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of March 31, 2017, the aggregate number of shares subject to awards under the 2013 Plans, as amended, is 3,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the "2003 Plan") which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company's policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company's share-based compensation expense for ordinary share options and issued restricted stock units for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Ordinary share options	$383	$635
Restricted stock units	353	367
	$736	$1,002

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cost of revenues	$6	$6
Marketing	4	43
General and administrative	736	895
Research and development	(10)	58
	$736	$1,002

The decrease in share-based compensation is due primarily to the forfeitures related to reduced headcount and awards that were fully expensed in prior periods.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2016, and three months ended March 31, 2017 (aggregate intrinsic value in thousands):
Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value*
January 1, 2016	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(2,500)	$3.96
Forfeited	(34,740)	$8.83
Expired or cancelled	(109,168)	$13.57
December 31, 2016	3,488,059	$11.13	3.11	$-
Granted	-
Exercised	-
Forfeited	(423,503)	$8.72
Expired or cancelled	-
Outstanding at March 31, 2017 (unaudited)	3,064,556	$11.47	3.13	$-
Vested at March 31, 2017 (unaudited)	1,036,824	$13.63	2.38	$-

* The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

Share-based compensation expense recognized for ordinary share options was approximately $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. No ordinary share options were exercised during the three months ended March 31, 2017. The total intrinsic value of ordinary share options exercised during the three months ended March 31, 2016 was $4 thousand. As of March 31, 2017, there was approximately $1.0 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.93 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation".  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not grant any ordinary share options during the three months ended March 31, 2017. The Company granted 1,000,000 ordinary share options during the three months ended March 31, 2016 with a weighted average fair value of $2.79. The grants were measured using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	-	3.50
Dividend yield	-	0.00%
Expected volatility	-	52.70%
Risk free interest rate	-	1.13%
Forfeiture rate	-	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the three months ended March 31, 2017 and 2016, the Company did not grant any restricted stock units under the 2013 Plans, as amended.

The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2017:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2016	482,085	$7.70
Granted	-
Vested	-
Forfeited	(161,566)	$8.67
Non-vested at March 31, 2017	320,519

Share-based compensation expense recognized for restricted stock units was approximately $0.4 million for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $0.9 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.94 years.

NOTE 13 – INCOME TAXES

Total income tax (benefit) expense was ($11.4) million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. The calculation of the Company's effective income tax-rate for the three months ended March 31, 2017 and 2016 was (in thousands):

	Three Months Ended
	March 31,
	2017	2016

(Loss) income before income taxes	$(34,523)	$4,234
Income tax (benefit) expense	(11,355)	3,500
Effective income tax rate	32.89%	82.66%

The Company primarily operates in the U.S. and Israel, and the Company's Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is lower than the Company's U.S. federal income tax rate of 34% as of March 31, 2017.

For the three months ended March 31, 2017, the Company recorded an income tax benefit of ($11.4) million, which is lower than the expected tax benefit of ($11.7) million, using the statutory rate of 34%, due, in part, to revaluations of the Israel net operating loss carryforwards of ($0.8) million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $1.3 million and other items of $0.2 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company's Israeli operations.

NOTE 14 – NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Net (loss) income attributable to common shareholders per share – basic, is calculated by dividing net (loss) income attributable to the Company's common shareholders by the weighted average number of ordinary shares outstanding during each period. Net (loss) income attributable to common shareholders per share – diluted, is computed using net income per share attributable to the Company's common shareholders, and dividing it by the weighted average number of ordinary and potentially dilutive ordinary share equivalents outstanding during the period. Potentially dilutive ordinary share equivalents consist of shares issuable upon the exercise or settlement of options to purchase ordinary shares.

Potentially dilutive securities, using the treasury stock method are set forth in the following table, which presents the computation of basic and diluted net (loss) income per ordinary share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss) income attributable to common shareholders	$(23,101)	$734

Denominator:
Denominator for basic net (loss) income per share -
weighted average common shares outstanding	16,034	15,647
Effect of dilutive optionsand/or restricted stock units
to purchase common shares	-	1
Effect of dilutive optionsand/or restricted stock units
exercised or expired during the period	-	1
Denominator for diluted net income per share -
weighted average common shares outstanding	16,034	15,649

Net (loss) income per share attributable to common
shareholders
Basic	$(1.44)	$0.05
Diluted	$(1.44)	$0.05

Due to the net loss, basic and diluted loss per ordinary share attributable to common shareholders was the same for the three months ended March 31, 2017, as the effect of potentially dilutive securities would have been antidilutive.  2,550,687 outstanding ordinary share options and 349,924 restricted stock units were not included in the calculation of diluted loss per share.

NOTE 15 – BROADSMART ACQUISITION

In March 2016, the Company acquired the assets of North American Telecommunications Corporation d/b/a Broadsmart in exchange for approximately (i) $38.0 million in cash, (ii) 233,402 shares of the Company's ordinary shares issued from treasury stock with a fair value of $1.7 million based on closing market price per share as of the date of the acquisition, and additional contingent payments of (iii) up to $0.2 million in cash in the event that certain two individuals employed by the Seller do not accept the Company's employment offer ($0.1 million for each), and (iv) $2.0 million in cash if the acquired assets generated 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment").

Additionally, $3.0 million of the cash consideration was paid into escrow at the time of closing to cover indemnification claims by the Company against the Seller Parties with a minimum aggregate amount of $0.4 million up to a cap of $3.0 million and excluding any individual loss that is less than or equal to $7,500. No asset or liability is included in the accompanying unaudited condensed consolidated balance sheets for this item.

The $0.2 million contingent payment was included in consideration and recorded as accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The $2.0 million Earnout Payment was paid into escrow at the time of closing. With the help of a third party valuation firm, the value of this contingent consideration was determined to be $1.7 million which was included in total consideration of the business acquired.  In the third quarter ended September 30, 2016 management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow on the consolidated balance sheet. A $1.7 million reduction of operating expense from the change in contingent consideration was included on the consolidated statement of operations, labeled gain on mark-to-market, under the Core Consumer segment for the year ended December 31, 2016. Revenues for the year ended December 31, 2016 did not reach the target and the Company has requested return of the funds.

The Company incurred $0.8 million in acquisition related transaction costs, which were included in general and administrative expense on the unaudited condensed consolidated statements of operations for the Core Consumer segment for the three months ended March 31, 2016.

The assets and liabilities were recorded at their estimated fair values on the balance sheet for the Enterprise segment on March 17, 2016. The results of operations of the Broadsmart business have been included in the Company's consolidated financial statements, under the Enterprise segment, since that date.

During the year ended December 31, 2016, the Company recognized an impairment loss of $0.5 million on an identifiable intangible asset.  During the three months ended March 31, 2017, the Company recognized impairment charges of $31.5 million on intangible assets, including goodwill.  The carrying value of the Broadsmart business after the impairment was $18.5 million at March 31, 2017. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill", Note 6, "Intangible Assets" and Note 7, "Goodwill" for further details.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the three months ended March 31, 2016, as if the acquisition of Broadsmart had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Three Months Ended
March 31, 2016
Net revenues	$26,239

Net income	$1,120

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

Historically, the Company has not had separate reportable segments. However, with the acquisition of Broadsmart and the founding of the SMB business during 2016, management evaluated each of these new business lines separately and determined that the Company now has three reportable segments – "Core Consumer," "Enterprise" and "SMB". These segments are organized by the products and services that are sold and the customers that are served. The below table includes an "Other" segment to capture the Company's interest in a joint venture that does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company's segments and their principal activities consist of the following:

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

magicJack is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJack's products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

Enterprise

This segment includes Broadsmart which is a provider of UCaaS hardware and connectivity for enterprise customers.

SMB

Through this segment, started during the first quarter of 2016, the Company provides VoIP services to small to medium sized businesses. The Company began sales of its SMB segment in the third quarter of 2016. During the first quarter of 2017, management restructured this segment to consolidate all operations and functions within the Core Consumer segment.  The expenses of this restructuring included severance for the majority of the employees in the segment and future rent payments for the Alpharetta, GA office.

Other

This segment includes the Company's 60% controlling interest in a joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and the Company executed an agreement to sell its remaining interest to the unrelated third party with closing to occur within 60 days. The Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2017, include an adjustment to comprehensive income attributable to common shareholders of $67 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment. As such, it is included in the "Other" segment.

Selected information for the three months ended March 31, 2017 and 2016 is presented by reportable segment below (in thousands):

	For the Three Months Ended March 31, 2017
	Core Consumer	Enterprise	SMB	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$20,430	2,683	116	1	(33)	$23,197
Cost of revenues	7,157	2,144	131	19	-	9,451
Gross profit (loss)	13,273	539	(15)	(18)	(33)	13,746

Marketing	1,078	229	1,089	11	-	2,407
General and administrative	10,308	1,357	1,056	137	(33)	12,825
Impairment of goodwill and
intangible assets	-	31,527	-	-	-	31,527
Research and development	902	1	596	-	-	1,499
Operating expenses	12,288	33,114	2,741	148	(33)	48,258

Operating income (loss)	985	(32,575)	(2,756)	(166)	-	(34,512)

Interest and dividend income	6	-	-	-	-	6
Other expenses, net	(17)	-	-	-	-	(17)
Income (loss) before income taxes	$974	$(32,575)	$(2,756)	$(166)	$-	$(34,523)

Other Data:
Capital expenditures	30	62	-	-	$-	$92
Depreciation expense	$264	47	21	2	-	$334
Amortization expense	$343	848	-	-	-	$1,191

	March 31, 2017
	Core Consumer	Enterprise	SMB	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	-	-	$32,304
Total assets	$143,357	19,700	(13,243)	51	-	$149,865

	For the Three Months Ended March 31, 2016
	Core Consumer	Enterprise	SMB	Other	Consolidated
Statement of Operations:
Net revenues	$23,219	480	-	-	$23,699
Cost of revenues	7,941	268	-	-	8,209
Gross profit (loss)	15,278	212	-	-	15,490

Marketing	1,159	(3)	5	60	1,221
General and administrative	7,075	242	1,498	120	8,935
Research and development	1,030	-	70	-	1,100
Operating expenses	9,264	239	1,573	180	11,256

Operating income (loss)	6,014	(27)	(1,573)	(180)	4,234

Interest and dividend income	7	-	-	-	7
Other expenses, net	(7)	-	-	-	(7)
Income (loss) before income taxes	$6,014	$(27)	$(1,573)	$(180)	$4,234

Other Data:
Capital expenditures	5	-	-	$-	$5
Depreciation expense	$239	9	-	-	$248
Amortization expense	$469	75	-	-	$544

	December 31, 2016
	Core Consumer	Enterprise	SMB	Other	Consolidated
Balance Sheet Data:
Goodwill	$32,304	14,881	-	-	$47,185
Total assets	$142,870	40,839	(9,447)	255	$174,517

NOTE 17 – SUBSEQUENT EVENTS

The Company's 2016 annual shareholders' meeting was held on April 19, 2017.  All matters put forth by the Company for a vote were approved by shareholders, see our Current Report on Form 8-K filed on April 25, 2017 for further details.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2017 and for the three month period ended March 31, 2017 and 2016, as well as our Annual Report on Form 10-K for the year ended December 31, 2016. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "estimates," "projects," and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled "Risk Factors" of our Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

Overview

magicJack VocalTec Ltd. and its Subsidiaries (the "Company") is a cloud communications leader that is the inventor of the magicJack devices and other magicJack products and services. magicJacks weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, enterprise and while traveling. We charge highly competitive rates for the right to access our servers ("access right"), and our customers then continue to have the ability to obtain free telephone services. We currently offer the magicJack GO and magicJack EXPRESS, which are updated versions of the magicJack device that have their own CPU and can connect a regular phone directly to the user's broadband modem/router and function as a standalone phone without using a computer.  The magicJack mobile apps are applications that allow users to make and receive telephone calls through their smart phones using their magicJack account. Currently, consumers that do not have a magicJack account can purchase and download the magicJack mobile apps to make telephone calls from anywhere in the world into the U.S. or Canada for free.  The mobile apps include the magicApp and the magicJack Connect App, which are available for both iOS and Android. Our products and services allow users to make and/or receive free telephone calls to and from anywhere in the world where the customer has broadband access to the Internet, and allow customers to make free calls back to the United States and Canada from anywhere legally permitted in the world.

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

In March 2016, we acquired substantially all of the assets of North American Telecommunications Corporation d/b/a Broadsmart ("Broadsmart").  Broadsmart is a leading hosted Unified Communication as a Service ("UCaaS") provider for medium-to-large multi-location enterprise customers. Broadsmart has a track record of provisioning and delivering complex UCaaS solutions to business customers on a nationwide basis. Broadsmart has experience in servicing enterprises with hundreds-to-thousands of locations. With the acquisition of Broadsmart, we have diversified our operations into UCaaS targeting high end enterprise customers.

During the first quarter of 2016, we created a new subsidiary, magicJack SMB, Inc. ("SMB"). Through this subsidiary, we provide easy-to-buy, simple-to-use VoIP services to small to medium sized businesses at competitive prices. We began sales of our SMB product in the third quarter of 2016.

In May 2016, we launched the magicJack Connect App for iOS and Android. The magicJack Connect App offers users free worldwide Wi-Fi App-to-App calling & messaging. The magicJack Connect App also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year.

Effective March 9, 2017, the Board of Directors appointed Don C. Bell III, as our new Chief Executive Officer, replacing the retiring Gerald Vento.  In conjunction with this change, the Board also approved the appointment of Thomas Fuller as Senior Vice President Finance and subsequently approved him assuming the role of Chief Financial Officer effective May 11, 2017, replacing Jose Gordo.  Additionally, the Board approved the appointment of Kristen Beischel as Chief Marketing Officer and Dvir Salomon as Chief Technology Officer.

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

Our unaudited condensed consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification ("ASC"). Our functional and reporting currency is the United States Dollar ("U.S. Dollar"), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. dollars, including NIS and PLN, are re-measured in U.S. dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Approximately 86% and 90% of our revenues in the three months ended March 31, 2017 and 2016, respectively, were derived from sales to customers located in the United States. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we have reported the results of operations for these new business lines as separate reportable segments.  Refer to Note 16, "Segment Reporting," in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

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

The results for the three months ended March 31, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

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

CRITICAL ACCOUNTING POLICIES

We have identified below our critical accounting policies. These policies are both the most important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective and complex judgments and estimates. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

We recognize revenue in accordance with ASC 605, "Revenue Recognition", which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service ("deliverables"), we apply Section 25 of ASC 605, "Multiple-Element Arrangements". ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

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

magicJack Devices and Access Right Renewals

magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, our estimate of the delay for the three months ending March 31, 2017 and 2016 was 30 days and 90 days, respectively. We defer revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which we recognize the revenue from device sales and shipping charges, if applicable, ratably over the remaining initial access right period.

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from mobile apps is included as part of Access Right Renewals and recognized ratably over the access right period.

Sales Return Policy

We offer some of our direct sales customers a 30-day free trial before they have to pay for their magicJack device. We do not recognize revenue until the 30-day trial period has expired and a customer's credit card has been charged.

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We also accept returns of battery powerbanks for mobile devices within 30 days of sale. We estimate potential returns under these arrangements at point of sale and re-estimate them on a quarterly basis. For the three months ended March 31, 2017 and 2016, our estimates of returns and actual returns from initial stocking orders have not been materially different.

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

SMB Segment

SMB provides phone equipment and services that are interdependent and not sold separately. As such, they are accounted for as a combined unit of accounting under ASC 605-25.  Some agreements include a refund period or a promotion for free introductory service.  Revenue recognition is deferred for either period, after which we recognize the revenue for the combined unit ratably over the remaining service period.  Revenues from this segment were not significant for the three months ended March 31, 2017 and 2016.

OTHER INTANGIBLE ASSETS, INCLUDING GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Intangible assets with indefinite lives, including goodwill, are not amortized to operations, but are instead reviewed for impairment at least annually, or more frequently if there is an indicator of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance and a decrease in our market capitalization below its book value.

The valuation methodology we use for assessing potential impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from actual future results, we may record impairment charges in the future.

As part of our quarterly impairment review for goodwill and other identifiable intangible assets with indefinite lives, performed as of March 31, 2017, we determined that there were impairment indicators at the Enterprise segment.

As was previously disclosed in our Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the hiring of a new Chief Operating Officer for the segment and additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and our new Executive Management team recently completed a comprehensive review of the Enterprise segment's business prospects and, through this process, revised the projections.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and management anticipates the loss of another one of the Enterprise segment's significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment's revenue in 2016.  We considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of the segment's long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing the revised projections.

Based on the impairment indicators as of March 31, 2017 discussed above, we engaged an independent third party to perform a valuation of the Enterprise reporting unit's long-lived assets and indefinite-lived intangible assets, including goodwill as of March 31, 2017. The valuation estimated the fair value of Broadsmart's identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. We recognized an impairment charge of $0.9 million for the carrying value in excess of the fair value.

For long-lived assets including definite-lived intangible assets subject to amortization, we totaled the undiscounted cash flows expected to result from the use of these assets and their eventual disposition and noted that the sum did not exceed the carrying amount of the assets, indicating further impairment testing was necessary for these assets as of March 31, 2017. The estimated fair value of definite-lived intangible assets subject to amortization as of March 31, 2017, was based on discounted future cash flows.  We recorded impairment losses of $15.7 million for the carrying value of these assets in excess of the fair value.

Based on a discounted future cash-flows approach, the valuation estimated the fair value of the Enterprise reporting unit to be $17.9 million.  Recognition of the goodwill impairment resulted in a tax benefit which was recorded as a deferred tax asset.  Since the deferred tax asset increases the carrying value of the reporting unit, it would result in an additional impairment. The accounting guidance requires an entity to calculate the impairment charge and the deferred tax effect using a simultaneous equation method, which effectively grosses up the goodwill impairment charge to account for the related deferred tax benefit so that the resulting carrying value does not exceed the calculated fair value. The simultaneous equation calculation resulted in an impairment charge that exceeded the carrying value of the goodwill. Since the guidance limits goodwill impairments to the carrying value of goodwill, we recognized an impairment loss of $14.9 million, the full carrying value of goodwill.

In total, impairment losses of $31.5 million were recognized in operating expenses and a related deferred income tax benefit of $11.7 million was recognized in the Enterprise segment for the three months ended March 31, 2017.  The impaired assets were (in thousands):

	Carrying	Fair
	Amount	Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	37,127	5,600	31,527

Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill", Note 6, "Intangible Assets" and Note 7, "Goodwill" in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $0.7 million and $0.5 million during the three months ended March 31, 2017, and March 31, 2016, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions that we estimate there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that we estimate there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $1.3 million during the three months ended March 31, 2017, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of previously recorded Israeli uncertain tax positions. We revised our liability for uncertain tax positions by a net increase of $1.2 million during the three months ended March 31, 2016, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation of certain Israeli tax positions.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2017 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At March 31, 2017, the estimated annual effective income tax rate is expected to approximate 15.2%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SHARE-BASED COMPENSATION

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", which requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our unaudited condensed consolidated statements of operations. Refer to Note 12, "Share-Based Compensation," in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the three months ended March 31, 2017 (in thousands).

	March31,	December 31,
	2017	2016	Change
	(Unaudited)
Cash and cash equivalents	$48,310	$52,394	$(4,084)
Inventories	$3,307	$4,441	$(1,134)
Prepaid income taxes	$3,858	$527	$3,331
Intangible assets, net	$11,055	$28,854	$(17,799)
Goodwill	$32,304	$47,185	$(14,881)
Deferred tax asset	$37,479	$26,568	$10,911
Income tax payable	$-	$1,527	$(1,527)
Total deferred revenue	$90,605	$92,708	$(2,103)
Other non-current liabilities	$12,183	$10,866	$1,317

During the three months ended March 31, 2017, cash and cash equivalents decreased $4.1 million, primarily reflecting estimated tax payments for fiscal 2016, personnel related disbursements including 2016 bonus and severance payments, costs associated with changes to our customer service team, investment in the SMB segment, and legal fees and other costs associated with our response to activist shareholder initiatives and other ongoing litigation matters. A detailed discussion of this change is provided in "Liquidity and Capital Resources".

During the three months ended March 31, 2017, inventories decreased $1.1 million reflecting a $0.4 million write-down of obsolete inventory components and to reduced purchases of magicJack devices reflecting lower year-over-year sales volumes.

During the three months ended March 31, 2017, prepaid income taxes increased $3.3 million primarily due to a $3.0 million estimated federal tax payment made during the period.

During the three months ended March 31, 2017, intangible assets decreased $17.8 million. The decrease in intangible assets is primarily attributable to the $16.6 million impairment of intangible assets for the Enterprise reporting unit, and $1.2 million in amortization expense. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill" and Note 6, "Intangible Assets," in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the three months ended March 31, 2017, goodwill decreased $14.9 million due to the impairment of goodwill for the Enterprise reporting unit. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill" and Note 7, "Goodwill" in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the three months ended March 31, 2017, deferred tax asset increased $10.9 million due primarily to the $31.5 million impairment of intangible assets, including goodwill, for the Enterprise reporting unit.   Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill", Note 6, "Intangible Assets," and Note 7, "Goodwill" in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the three months ended March 31, 2017, income tax payable decreased $1.5 million reflecting the $3.0 million estimated tax payment for the prior year noted above and the current quarter income tax benefit not generating any new tax liability.

During the three months ended March 31, 2017, total deferred revenue decreased $2.1 million due primarily to the recognition of 2016 deferred revenue exceeding the deferral associated with 2017 sales.

During the three months ended March 31, 2017, other non-current liabilities increased $1.3 million due primarily to a $1.3 million increase in the uncertain tax provision.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2017 Compared to
	2017	2016	2016
Net Revenues
Sale of magicJack devices	$2,843	$3,565	$(722)	(20.3)%
Access right renewals	13,061	14,998	(1,937)	(12.9)
Mobile apps	451	219	232	105.9
Shipping and handling	320	209	111	53.1
magicJack-related products	1,445	1,120	325	29.0
Prepaid minutes	1,221	1,690	(469)	(27.8)
Access and wholesale charges	1,090	1,418	(328)	(23.1)
UCaaS	2,649	480	2,169	451.9
Other	117	-	117	100.0
Total Net Revenue	23,197	23,699	(502)	(2.1)

Cost of Revenues
Cost of devices and related products	2,541	2,006	535	26.7
Shipping and handling	461	436	25	5.7
Credit card processing fees	476	515	(39)	(7.6)
Network and carrier charges	2,685	3,526	(841)	(23.9)
UCaaS	2,144	268	1,876	700.0
Other	1,144	1,458	(314)	(21.5)
Total Cost of Revenues	9,451	8,209	1,242	15.1

Gross Profit	13,746	15,490	(1,744)	(11.3)

Operating expenses:
Marketing	2,407	1,221	1,186	97.1
General and administrative	12,825	8,935	3,890	43.5
Impairment of goodwill and intangible assets	31,527	-	31,527	100.0
Research and development	1,499	1,100	399	36.3
Total operating expenses	48,258	11,256	37,002	328.7
Operating income	(34,512)	4,234	(38,746)	(915.1)

Other income (expense):
Interest and dividend income	6	7	(1)	*
Other income (expense), net	(17)	(7)	(10)	*
Total other income (expense)	(11)	-	(11)	*
Income before income taxes	(34,523)	4,234	(38,757)	(915.4)
Income tax expense	(11,355)	3,500	(14,855)	(424.4)
Net income	$(23,168)	$734	$(23,902)	(3,256.4)

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

•
Access and wholesale charges – represent revenues generated from: (i) access fees charged to other telecommunication carriers or providers for Inter-exchange Carriers ("IXC") calls terminated to our end-users, and (ii) fees charged to telecommunication carriers or providers for origination of calls to their 800-numbers. These revenues are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less provisions for billing adjustments. Revenues from access and wholesale charges are recognized as minutes are used;

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

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Net Revenues

Total net revenue was $23.2 million and $23.7 million for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $0.5 million, or 2.1%. The decrease in the components of net revenues was primarily attributable to the following:

•	$0.7 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume;

•	$1.9 million decrease in access right renewal revenues; and

•	$0.5 million decrease in revenues from prepaid minutes resulting from lower usage levels.

•	These decreases in components of net revenue were partially offset by an increase of $2.2 million in revenues from UCaaS reflecting a full quarter of revenue in the current year.

For the three months ended March 31, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 43% and 59%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 57% and 41%, respectively, of magicJack devices sold. For the three months ended March 31, 2017 and 2016, no retailer accounted for more than 10% of the Company's total net revenue.

Cost of Revenues

Total cost of revenues was $9.5 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively, representing an increase of approximately $1.2 million, or 15.1%. This increase in cost of revenues was primarily attributable to: (i) a $1.9 million increase in UCaaS related cost of goods sold, reflecting a full quarter of operations, which included approximately $0.9 million in depreciation and amortization expense related to acquired assets, and (ii) a $0.5 million increase in the cost of devices and related products reflecting a write-down of obsolete components inventory and increased commission expense. These increases in components of cost of revenues were partially offset by: (i) a $0.8 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, and (ii) $0.3 million decrease in other cost of revenues primarily attributable to a decrease in personnel related costs.

Operating Expenses

Total operating expenses were $48.3 million and $11.3 million for three months ended March 31, 2017 and 2016, respectively, representing an increase of $37.0 million, or 328.7%. This change in operating expenses is primarily attributable to:

•	a $1.2 million increase in marketing expense, primarily related to the SMB segment,

•	a $3.9 million increase in General and Administrative ("G&A") expense due to several factors including:

i.
a $3.3 million increase in costs related to the Core Consumer segment, primarily composed of: a $1.7 million increase in personnel related expenses primarily reflecting severance and new executive officer compensation accruals including accruals for anticipated sign-on bonuses, $0.7 million increase in legal fees related to the response to activist shareholders and other litigation matters, and $0.4 million asset impairment related to our exit from our joint venture in the home consumer product market; and

ii.	a $1.1 million increase in costs related to the Enterprise segment, primarily reflecting a full quarter of operations in the current year.

iii.	These increases were partially offset by a $0.6 million decrease in costs related to the SMB segment reflecting the scaling back of the Alpharetta location.

•
a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill", Note 6, "Intangible Assets" and Note 7, "Goodwill" in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

•	a $0.4 million increase in Research and Development ("R&D") expense, primarily related to the SMB segment.

Income Taxes

Total income tax (benefit) expense was ($11.4) million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively. The calculation of our effective income tax-rate for the three months ended March 31, 2017 and 2016 was (in thousands):

	Three Months Ended
	March 31,
	2017	2016

(Loss) income before income taxes	$(34,523)	$4,234
Income tax (benefit) expense	(11,355)	3,500
Effective income tax rate	32.89%	82.66%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 24% in 2017, and set to decline to 23% in 2018 that is lower than our U.S. federal income tax rate anticipated to be 34% as of March 31, 2017.

For the three months ended March 31, 2017, we recorded an income tax benefit of ($11.4) million, which is lower than the expected tax benefit of ($11.7) million, using the statutory income tax rate of 34% due in part, to revaluations of the Israel net operating loss carryforwards of ($0.8) million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $1.3 million and other items of $0.2 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company's Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 15.2%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net Income (Loss) Attributable to Common Shareholders

As a result of the foregoing items, net income (loss) attributable to common shareholders decreased to a net loss of ($23.1) million in the three months ended March 31, 2017, as compared to net income (loss) attributable to common shareholders of $0.7 million in the three months ended March 31, 2016. Net loss attributable to common shareholders per diluted ordinary share was ($1.44) for the three months ended March 31, 2017, as compared to net income attributable to common shareholders of $0.05 per diluted ordinary share in the first quarter of 2016. The change was primarily due to the impairment of the Enterprise segment intangible assets and an increase in operating expenses related to response to activist shareholders, management change and investments made in the SMB segment.

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the three months ended March 31, 2017. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve our customer service and customer renewal rates, invest in new product development and innovation, improve and expand our retail sales channels and optimize the marketing of our magicJack products.  We believe that there will continue to be solid consumer demand for our low priced, unlimited phone service, whether through our magicJack device, our mobile Apps, or a combination of both.

During the three months ended March 31, 2017, we implemented steps to improve the operating results and bolster integration efforts for the Enterprise segment.  We hired a new Chief Operating Officer and additional sales and marketing personnel dedicated to obtaining new business. Unfortunately, the segment has continued to underperform compared to our expectations.  After a thorough review of the operations, sales pipeline, business practices and the current customer base, the new management team re-evaluated the segment's projections and made significant adjustments to future revenue growth assumptions. Additionally, one of segment's significant customers provided notice of their intent not to renew their contract and management believes that the segment's largest customer will also not renew its contract.  Together, these two customers account for approximately 29% of the segment's 2016 revenue base.  Because of the continued underperformance compared to projections and the anticipated customer churn, during the three months ended March 31, 2017, we recognized a $31.5 million impairment on the intangible assets, including goodwill, of the Enterprise reporting unit. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill", Note 6, "Intangible Assets" and Note 7, "Goodwill" in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

In 2017, we intend to focus on launching new services targeting consumers and Small Office Home Office ("SOHO") customers, pursuing a mobile-first, web-first strategy.  We believe that because of our brand awareness, our existing investment in Mobile Apps and our vertically integrated operations and Competitive Local Exchange Carrier ("CLEC") network with significant excess capacity, we can effectively compete and build significant new revenue streams for the future.  We believe this strategy leverages existing assets and recent R&D investment, and is a web-focused customer acquisition and UCaaS model.   As part of this strategic shift, we have consolidated operations and eliminated redundant SMB segment functions in Alpharetta. We are also planning on eliminating unproductive or less-promising ventures, including our partnership with Telefonica and the hoteliJack initiative. We have recruited a new executive team to execute this strategy.

While we are excited by the new direction that we are planning for 2017 and beyond, there can be no assurance that these initiatives will be successful and we cannot predict what impact, if any, these initiatives will ultimately have on our business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of March 31, 2017, we had cash and cash equivalents of $48.3 million, investments of $0.4 million, net accounts receivable of $2.7 million and receivable from earnout escrow of $2.0 million. Our accounts payable at March 31, 2017 were $2.6 million.

During the three months ended March 31, 2017, we generated negative operating cash flows of $3.8 million, as compared to positive operating cash flows of $6.9 million for the three months ended March 31, 2016. The $10.9 million decrease was primarily due to payment of $3.1 million in income taxes, lower sales in the core magicJack business during the three months ended March 31, 2017, and higher general and administrative expenses, primarily reflecting investments in the SMB and Enterprise segments and costs associated with executive management turn-over and management's response to activist shareholder initiatives. The net loss was ($23.2) million for the three months ended March 31, 2017 as compared to net income of $0.7 million for the three months ended March 31, 2016.

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

Cash Flow – Operating Activities

Net cash used by operating activities was $3.8 million for the three months ended March 31, 2017. Net cash provided by operating activities was $6.9 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, net cash used by operating activities was primarily attributable to:
•
($23.2) million of net loss, which included $24.4 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise reporting unit, (ii) $1.5 million of depreciation and amortization expense, (iii) $0.7 million of stock-based compensation expense, and (iv) a $1.4 million increase in uncertain tax positions, partially offset by a $10.9 million deferred income tax benefit; and

•
Changes in operating assets and liabilities of (i) a $4.4 million increase in prepaid income taxes, and (ii) a $2.1 million decrease in deferred revenue.  These items were partially offset by (i) a $0.4 million decrease in accounts receivable, and (ii) a $1.1 million decrease in inventory levels.

During the three months ended March 31, 2016, net cash provided by operating activities was primarily attributable to:
•
$0.7 million of net income, which included $4.0 million in non-cash items, consisting primarily of (i) $1.0 million of stock-based compensation expense, (ii) $0.8 million of depreciation and amortization expense, (iii) a $1.0 million increase in the deferred income tax provision, and (iv) a $1.2 million increase in uncertain tax positions, and

•
Changes in operating assets and liabilities of (i) a $0.9 million decrease in accounts receivable, (ii) a $0.8 million decrease in inventory levels, (iii) a $1.2 million decrease in prepaid income taxes, and (iv) a $2.6 million increase in accounts payable.  These items were partially offset by: (i) a $1.9 million decrease in deferred revenue, and (ii) a $1.7 million decrease in accrued expenses and other current liabilities.

Cash Flow – Investing Activities

Net cash used in investing activities was $0.3 million and $40.0 million for the three months ended March 31, 2017, and 2016, respectively.

Net cash used in investing activities during the three months ended March 31, 2017 was not significant.

Net cash used in investing activities during the three months ended March 31, 2016 was primarily attributable to the acquisition of Broadsmart.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the three months ended March 31, 2017 and 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of March 31, 2017.

Exposure to Exchange Rates

Our overseas expenses are incurred primarily in connection with the manufacturing of the magicJack devices and expenses related to our operations in Israel and Poland. The majority of our overseas expenses are influenced by exchange rate fluctuations in local currencies, including NIS, PLN, Hong Kong dollars, Taiwan dollars and Chinese yuan. Due to the small percentage of our expenses that are influenced by exchange rate fluctuations, a 10% movement in currency exchange rates would not materially impact our results of operations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Legal Proceedings

We are subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. Our policy is to vigorously defend any legal proceedings. Management regularly evaluates the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on our results of operations in a particular fiscal year or quarter. For additional information, refer to Note 10, "Commitments and Contingencies," in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2013)

10.1*
Second Amendment to Executive Employment Agreement, effective as of December 31, 2016, by and between magicJack VocalTec Ltd. and Gerald Vento (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2017)

10.2
Settlement Agreement, dated January 31, 2017, entered into between the Company, David L. Kanen and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2017)

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

magicJack VocalTec Ltd. (Registrant)
Dated: May 10, 2017	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer
Dated: May 10, 2017	By: /s/ Jose Gordo Jose Gordo Chief Financial Officer