Form 10-Q
period 2017-06-30
MAGICJACK VOCALTEC LTD
filed 2017-08-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number: 000-27648

MAGICJACK VOCALTEC LTD.
(Exact name or Registrant as specified in its charter)

STATE OF ISRAEL (State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 HAOMANUT STREET, 2ND FLOOR
POLEG INDUSTRIAL ZONE, NETANYA, ISRAEL 42504
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

Yes ⌧          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ⌧

There were 16,113,050 ordinary shares with no par value outstanding at July 31, 2017.

DEFINITIONS

In this quarterly report on Form 10-Q, unless the context otherwise requires:

•
references to “magicJack VocalTec,” the “Company,” “we,” “us” or “our” are to magicJack VocalTec Ltd., a company organized under the laws of the State of Israel (the “Registrant”), and its subsidiaries;

•	references to “common shares”, “ordinary shares”, “our shares” and similar expressions refer to the Registrant’s Ordinary Shares, no par value;

•
references to “$” or “dollars” are to U.S. dollars. All references to “NIS” are to New Israeli Shekels and “PLN” are to Polish Zloty. Except as otherwise indicated, financial statements of, and information regarding, magicJack VocalTec are presented in U.S. dollars; and

•	references to the “magicJack devices” are to the original magicJack®, the magicJack PLUSTM, the New magicJack PLUSTM , the magicJackGO and the magicJackEXPRESSTM.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$47,041	$52,394
Investments, at fair value	369	447
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $433 and $402, respectively	2,095	3,171
Inventories	2,646	4,441
Deferred costs	1,918	2,319
Prepaid income taxes	2,713	527
Receivable from earnout escrow	2,000	2,000
Deposits and other current assets	4,465	1,970
Total current assets	63,247	67,269

Property and equipment, net	3,173	3,805
Intangible assets, net	11,533	28,854
Goodwill	32,304	47,185
Deferred tax assets	35,659	26,568
Deposits and other non-current assets	793	836
Total assets	$146,709	$174,517
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,846	$2,790
Income tax payable	-	1,527
Accrued expenses and other current liabilities	10,549	8,426
Deferred revenue, current portion	44,886	48,507
Total current liabilities	57,281	61,250

Deferred revenue, net of current portion	41,510	44,201
Other non-current liabilities	12,577	10,866
Total liabilities	111,368	116,317

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,055 and 25,039 shares
issued at June 30, 2017 and December 31, 2016, respectively	111,783	111,783
Additional paid-in capital	13,845	13,567
Treasury stock (8,942 and 8,988 shares at June 30, 2017
and December 31, 2016, respectively)	(119,410)	(120,300)
Retained earnings	29,123	53,785
Total magicJack VocalTec, LTD. shareholders's equity	35,341	58,835
Noncontrolling interest	-	(635)
Total capital equity	35,341	58,200
Total liabilities and capital equity	$146,709	$174,517

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenues	$22,381	$25,301	$45,578	$49,000
Cost of revenues	8,166	9,838	17,617	18,047
Gross profit	14,215	15,463	27,961	30,953

Operating expenses:
Marketing	2,120	1,758	4,527	2,979
General and administrative	9,544	8,252	22,369	17,187
Impairment of intangible assets and goodwill	-	-	31,527	-
Research and development	1,462	1,247	2,961	2,347
Total operating expenses	13,126	11,257	61,384	22,513
Operating income (loss)	1,089	4,206	(33,423)	8,440

Other income (expense):
Interest and dividend income	17	9	23	16
Other income (expense), net	(13)	2	(30)	(5)
Total other income (expence)	4	11	(7)	11
Income (loss) before income taxes	1,093	4,217	(33,430)	8,451
Income tax expense (benefit)	2,587	1,702	(8,768)	5,202
Net (loss) income	(1,494)	2,515	(24,662)	3,249
Net (loss) income attributable to noncontrolling interest	(67)	304	-	304
Net (loss) income attributable to magicJack VocalTec Ltd. common shareholders	$(1,561)	$2,819	$(24,662)	$3,553

(Loss) income per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$(0.10)	$0.18	$(1.54)	$0.23
Diluted	$(0.10)	$0.18	$(1.54)	$0.22

Weighted average common shares outstanding:
Basic	16,078	15,853	16,056	15,750
Diluted	16,078	15,872	16,056	15,914

See accompanying notes to condensed consolidated financial statements.

 MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

			Additional					Total
	Common Stock		Paid-in	Treasury Stock		Retained	Noncontrolling	Capital
	Number	Amount	Capital	Number	Amount	Earnings	Interest	Equity
Balance, January 1, 2017	25,039	$111,783	$13,567	(8,988)	$(120,300)	$53,785	$(635)	$58,200

Share-based compensation	-	-	1,303	-	-	-	-	1,303
Issuance of ordinary shares	-	-	(1,025)	83	1,025	-	-	-
Reclassification of shares *	16	-	-	(16)	-	-	-	-
Purchase of treasury stock	-	-	-	(21)	(135)	-	-	(135)
Deconsolidation of subsidiary	-	-	-	-	-	-	635	635
Net loss	-	-	-	-	-	(24,662)	-	(24,662)
Balance, June 30, 2017 (unaudited)	25,055	$111,783	$13,845	(8,942)	$(119,410)	$29,123	$-	$35,341

* represents shares previously recorded as treasury stock that were reclassified as they were issued as new ordinary shares.

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(24,662)	$3,249
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Provision for doubtful accounts and billing adjustments	126	152
Share-based compensation	1,303	2,250
Depreciation and amortization	2,419	2,182
Impairment of goodwill and intangible assets	31,527	-
Loss on sale of assets	18	-
Increase of uncertain tax positions	1,809	1,187
Deferred income tax (benefit) provision	(9,091)	935
Change in operating assets and liabilities
Accounts receivable	943	713
Inventories	1,690	1,595
Deferred costs	318	275
Prepaid Income taxes	(2,846)	1,912
Deposits and other current assets	(2,415)	(431)
Other non-current assets	322	(40)
Accounts payable	(707)	455
Income taxes payable	38	-
Accrued expenses and other current liabilities	2,123	(1,016)
Deferred revenue	(6,038)	(4,999)
Other non-current liabilities	(1,003)	(70)
Net cash (used in) provided by operating activities	(4,126)	8,349

Cash flows from investing activities:
Purchase of investments	-	(80)
Purchases of property and equipment	(248)	(159)
Proceeds from sale of investment	245	-
Acquisition of Broadsmart	-	(40,019)
Acquisition of intangible assets	(1,089)	-
Net cash used in investing activities	(1,092)	(40,258)

Cash flows from financing activities:
Purchase of treasury stock	(135)	-
Proceeds from exercise of ordinary share options	-	1
Net cash (used by) provided by financing activities	(135)	1
Net (decrease) increase in cash and cash equivalents	(5,353)	(31,908)
Cash and cash equivalents, beginning of period	52,394	78,589
Cash and cash equivalents, end of period	$47,041	$46,681

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2017	2016

Supplemental disclosures:
Income taxes paid	$3,293	$1,240
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$-	$1,676

See accompanying notes to condensed consolidated financial statements.

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device as well as other telecommunication products and services. The Company is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, micro-processor chip design and development of the magicJack device. In addition to residential consumers, the Company provides VoIP services and related equipment to small to medium sized businesses at competitive prices and wholesales telephone service to VoIP providers and telecommunication carriers.  In 2016, the Company acquired a provider of hosted Unified Communication as a Service (“UCaaS”) and seller of hardware and network equipment focusing on medium-to-large, multi-location enterprise customers.

magicJack devices weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, business and travel. magicJack devices come with the right to access the Company’s servers ("access right"), which provides customers the ability to obtain free telephone services. Access rights are renewable. The Company currently offers the magicJack GO version of the device, which has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer.  The sale of devices is done through distribution channels that include retailers, wholesalers and direct to customer sales via the Company’s web-site.

The Company also offers magicJack mobile apps, which are applications that allow users to make and receive telephone calls through their smart phones or devices. The Company currently offers the magicApp, magicJack Connect and magicJack Spark. The magicApp and magicJack Connect are mobile apps available for both iOS and Android. In July 2017, the Company launched magicJack Spark on iOS devices.  The mobile apps allow customers to place and receive telephone calls in the U.S. or Canada on their mobile devices through either an existing or new magicJack account. The mobile apps also give users the ability to add a second phone number to their smart phone for a monthly or annual fee. Customers may purchase international minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices, a warehouse and a customer care call center in West Palm Beach, Florida. In addition the Company has offices for technology management in Franklin, Tennessee, research and development in Plano, Texas, and Sunnyvale, California and the UCaaS provider in Fort Lauderdale, Florida.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including New Israeli Shekels (“NIS”) and Polish Zloty (“PLN”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur.

Prior to 2016, the Company prepared its consolidated financial statements on the basis of being a single reporting entity. In 2016, with the acquisition of North American Telecommunications Corporation (“NATC”) d/b/a Broadsmart (“Broadsmart”) and the internal development of magicJack SMB, Inc. (“SMB”), the Company began reporting the results of its operations as separate reportable segments – “Core Consumer,” “Enterprise” and “SMB”. During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB Segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017. Refer to Note 16, “Segment Reporting” for further details.

Approximately 86% of the Company’s consolidated revenues in the three and six months ended June 30, 2017, were from sales to customers located in the United States. Approximately 90% of the Company’s consolidated revenues in the three and six months ended June 30, 2016 were from sales to customers located in the United States.

The majority of Core Consumer segment revenues were generated from sales of the magicJack product line and accompanying software access rights, which were $17.1 million and $19.5 million for the three months ended June 30, 2017 and 2016, respectively, and $35.2 million and $39.6 million for the six months ended June 30, 2017 and 2016, respectively. The Core Consumer segment also provides its customers with the ability to make prepaid international calls by purchasing prepaid minutes for use with the magicJack devices and mobile apps. Revenues generated from the usage of prepaid minutes were $1.2 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.4 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively.

The Enterprise segment was launched with the acquisition of Broadsmart on March 16, 2016.  The majority of Enterprise segment revenues were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $3.0 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively, and $5.7 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

The SMB segment did not generate significant revenue for the three and six months ended June 30, 2016, or the three months ended March 31, 2017.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and on May 31, 2017 the Company sold its remaining interest to the unrelated third party.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the unaudited condensed consolidated statement of operations for the six months ended June 30, 2017.

The operations of the joint venture for the three and six months ended June 30, 2017 and 2016 were not significant to the Company’s financial statements. The Company’s consolidated financial statements for the three and six months ended June 30, 2016, include adjustments to income attributable to magicJack VocalTec Ltd. common shareholders of $0.3 million, to recognize the impact of the noncontrolling interest.  The Company’s consolidated financial statements included a loss of $0.1 million for the three months ended June 30, 2017, but did not include any adjustments to income attributable to magicJack VocalTec Ltd. common shareholders for the six months ended June 30, 2017. The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it was included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment Reporting,” for further details.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of June 30, 2017 and December 31, 2016, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $369 thousand and $447 thousand at June 30, 2017 and December 31, 2016, respectively.  The value of time deposits at June 30, 2017 and December 31, 2016 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the three and six months ended June 30, 2017 and 2016.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At June 30, 2017, the Company had cash and cash equivalents totaling $47.0 million, which included (i) $46.4 million in U.S. financial institutions, and (ii) $0.6 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks included $1.6 million in one individual financial institution which was fully insured. A total of $0.2 million, primarily held in another financial institution, exceeded insurance limits at June 30, 2017. The Company had money market accounts with financial institutions with balances totaling approximately $44.4 million at June 30, 2017.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of the segment’s gross accounts receivable at June 30, 2017 and December 31, 2016. One U.S. retail customer accounted for approximately 11% of the segment’s gross accounts receivable at June 30, 2017 and three retail customers accounted for approximately 34% of the segment’s gross accounts receivable at December 31, 2016. For the three and six months ended June 30, 2017 and 2016, no telecommunications carrier or retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, two U.S. retail customers accounted for approximately 37% of gross accounts receivable at June 30, 2017. No customer accounted for more than 10% of gross accounts receivable at December 31, 2016.  For the three months ended June 30, 2017 and 2016, two customers accounted for approximately 34% and 28% of the segment’s total operating revenues, respectively. For the six months ended June 30, 2017 and 2016, two customers accounted for approximately 32% and 28% of the segment’s total operating revenues, respectively.

For the SMB segment, accounts receivable were not significant at December 31, 2016. The segment’s operating revenues were not significant for the three and six months ended June 30, 2016 or the three months ended March 31, 2017.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Receivable from Earnout Escrow

The 2016 acquisition of Broadsmart, described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, included a contingent earnout payment of $2.0 million in cash, if the acquired assets generated 2016 revenues of at least $15.6 million. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company has requested return of the funds, which are recorded on the accompanying unaudited condensed consolidated balance sheets as a receivable from earnout escrow.

Property, Equipment and Depreciation Expense

Property and equipment are accounted for under ASC 360, “Property, Plant and Equipment” and consist primarily of servers, computer hardware, furniture, and leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to fifteen years. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.  Refer to Note 6, “Property and Equipment” for further details.

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company’s property or equipment at June 30, 2017.

The Company’s hardware consists of routers, gateways and servers that enable the Company’s telephony services. Some of these assets may be subject to technological risks and rapid market changes due to the introduction of new technology, products and services and changing customer demand. These changes may result in future adjustments to the estimated useful lives and the carrying value of these assets. Changes in estimated useful lives are accounted for on a prospective basis starting with the period in which the change in estimate is made in accordance with ASC 250-10, “Accounting Changes and Error.”

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

The Company recognized impairment charges of $16.6 million on intangible assets during the six months ended June 30, 2017. There were no impairment charges recognized on intangible assets during the six months ended June 30, 2016. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 6, “Intangible Assets” for further details.

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

With the acquisition of Broadsmart and the founding of SMB in 2016, management began evaluating each of these new business lines separately and has allocated goodwill between the three reporting units that correspond to the reportable segments – “Core Consumer,” “Enterprise” and “SMB”. Refer to Note 7, “Goodwill” and Note 16, “Segment Reporting” for further details.

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

In prior years, the Company used the two-step goodwill impairment test.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other” which eliminated step two of the goodwill impairment test. The Company adopted ASU 2017-04 on a prospective basis in the first quarter of 2017.

The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full balance for that unit, during the six months ended June 30, 2017. There was no impairment of goodwill during the six months ended June 30, 2016. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” for further details.

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

For the Enterprise segment, deferred revenues consist of UCaaS hardware or equipment purchased but not yet delivered. The Company recognizes revenue from UCaaS hardware or equipment sales in the period they are delivered and put into service.

Deferred revenues to be recognized over the next twelve months are classified as current on the consolidated balance sheets, with the remainder classified as non-current.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition", which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (deliverables), the Company applies Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.  The Company is transitioning to ASC 606, “Revenue from Contracts with Customers”, which will be implemented in 2018.

Core Consumer Segment

magicJack Devices

 magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay was 30 days and 90 days for the three and six months ended June 30, 2017 and 2016, respectively. The Company defers revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which the Company recognizes the revenue from device sales ratably over the remaining initial access right period.

Access Right Renewals and Mobile Apps

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from the sale of mobile apps is recognized ratably over the access right period.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company also accepts returns of battery powerbanks for mobile devices within 30 days of sale. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and six months ended June 30, 2017 and 2016, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

Enterprise Segment

UCaaS services and equipment sales related to the Broadsmart subsidiary qualify as multiple deliverables per ASC 605-25.  Since the equipment and services are sold separately and can be used with other products and services, they are accounted for as separate units of accounting. The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenues from the sale of equipment purchased but not yet delivered are deferred and recognized in the period that the hardware or equipment is delivered and put into service.

SMB Segment

The SMB segment provided phone equipment and services that were interdependent and not sold separately. As such they were accounted for as a combined unit of accounting under ASC 605-25.  Some agreements included a refund period or a promotion for free introductory service.  Revenue recognition was deferred for either period, after which the Company recognized the revenue for the combined unit ratably over the remaining service period.  Revenues from this segment were not significant for the three and six months ended June 30, 2016.  The SMB segment did not generate significant revenue for the three months ended March 31, 2017.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017.

Cost of Revenues

Core Consumer Segment

Cost of revenues for the Core Consumer segment includes direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include the Company’s internal operating costs, depreciation and amortization expense, access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes. Direct costs also include regulatory costs, server maintenance, and costs to co-locate the Company’s equipment in other telephone companies’ facilities. Direct costs of producing magicJack devices are deferred on shipment and charged to cost of sales ratably over the initial access right period. Deferred costs are included in current assets in the Company’s consolidated balance sheets.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.8 million for the three months ended June 30, 2017 and 2016, $1.7 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. Starting in the second quarter of 2017, these amounts include SMB.

Enterprise Segment

Cost of revenues related to the Company’s UCaaS services include direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers, along with related delivery costs, which are recognized in the period they are delivered and put into service.

SMB Segment

Costs of revenue for the SMB segment included direct costs of providing the services, which were expensed as incurred, and costs for phone equipment, which were recognized ratably over the service period.  Costs of revenue from this segment were not significant for the three and six months ended June 30, 2016. The SMB segment did not incur significant costs of revenue for the three months ended March 31, 2017.

Marketing Expenses

Marketing expenses consist primarily of advertising media buys for television commercials, internet and print advertising, marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Advertising media buys	$664	$751	$1,919	$1,416
Marketing personnel related	412	199	1,221	387
Other marketing projects	1,044	808	1,387	1,176
Total marketing expenses	$2,120	$1,758	$4,527	$2,979

Research and Development Expenses

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, mobile apps and servers, as well as the development of new products and applications for use in its VoIP service offerings. The Company accounts for research and development costs in accordance with applicable accounting pronouncements. These pronouncements specify that costs incurred internally in researching and developing a product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility. The Company has not capitalized any of its research and development activities and related costs.

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock units awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", which requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. Refer to Note 12, “Share-Based Compensation” for further details.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $15 thousand and $30 thousand during the three and six months ended June 30, 2017, respectively. The Company decreased the valuation allowance by $0.3 million and $0.6 million during the three and six months ended June 30, 2016, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that are not more likely than not, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $0.4 million and $1.8 million in the three and six months ended June 30, 2017, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by an increase of $1.2 million in the three and six months ended June 30, 2016, due primarily to an increase in uncertain tax positions related to state taxes and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2017 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At June 30, 2017, the estimated annual effective income tax rate is expected to approximate 22.4%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Comprehensive Income

Comprehensive income attributable to common shareholders, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There were no items of comprehensive income in the six months ended June 30, 2017 and 2016.

Earnings (Loss) per Share Attributable to Common Shareholders

Net income or loss per share attributable to the Company’s common shareholders – basic, is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. Net income or loss per share attributable to the Company’s common shareholders – diluted, is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise or settlement of options to purchase common shares or restricted stock units.

Business Combinations

The Company accounts for business combinations under ASC 805, “Business Combinations” using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period and final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. The Company includes the results of all acquisitions in its Consolidated Financial Statements from the date of acquisition. Acquisition related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expense.

Acquisition-related integration costs also include expenses directly related to integrating and reorganizing acquired businesses, employee retention costs, recruiting costs, certain moving costs, certain duplicative costs during integration and asset impairments. These costs are expensed as incurred in general and administrative expense.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which is the new ASC 606. The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, but cannot precede the original effective date (annual and interim reporting periods beginning after December 15, 2016). The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606” which made minor corrections and improvements to certain narrow aspects of the guidance. The Company has internally performed a preliminary review of the new guidance and has engaged consultants to document the appropriate revenue recognition for its various products and services and assist in the implementation of any required changes.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 changed the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefits or expenses in the quarterly Financial Statements. The standard also requires companies to record a windfall tax benefit when it arises, subject to normal valuation allowance considerations, instead of delaying recognition until the benefit reduces current taxes payable. The Company adopted ASU 2016-09 on a prospective basis in the first quarter of 2017. For the six months ended June 30, 2017, this adoption had no tax impact to the Company.  The Company will continue to monitor this for each reporting period going forward.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory”. ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  The ASU should be applied retrospectively as an adjustment to retained earnings. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other”.  ASU 2017-04 eliminates step two of the goodwill impairment test. The standard is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted.  The Company early adopted ASU 2017-04 on a prospective basis in the first quarter of 2017. Prior periods were not retrospectively adjusted.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”. ASU 2017-09 provides guidance on determining which changes to share-based awards require modification accounting under ASC 718. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows.

NOTE 3 – IMPAIRMENT OF INTANGIBLE ASSETS, INCLUDING GOODWILL

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of June 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.

As was previously disclosed in the Company’s Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the February 2017 hiring of a new Chief Operating Officer for the segment and the hiring of additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and the new Executive Management team recently completed a comprehensive review of the Enterprise segment’s business prospects and through this process revised the projections for its operating results downward.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and management anticipates the loss of another one of the Enterprise segment’s significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment’s revenue in 2016.  Management considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of its long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing its revised projections for Broadsmart.

Based on the impairment indicators as of March 31, 2017 discussed above, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill as of March 31, 2017. The valuation estimated the fair value of Broadsmart’s identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. The Company recorded an impairment charge of $0.9 million for the carrying value in excess of the fair value.

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

In total, impairment losses of $31.5 million were recognized in operating expenses of the Enterprise segment for the first quarter ended March 31, 2017.  The impaired assets were (in thousands):

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	37,127	5,600	31,527

NOTE 4 – INVENTORIES

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and customer equipment, as well as hardware and equipment pending delivery or sale to Enterprise segment customers. Inventories were comprised of the following (in thousands):

	June 30, 2017	December 31, 2016

Raw materials	$669	$1,455
Finished goods	1,977	2,986
Total	$2,646	$4,441

The Company wrote-off obsolete inventory of approximately $2 thousand and $3 thousand during the three months ended June 30, 2017 and June 30, 2016, respectively, and $403 thousand and $80 thousand during the six months ended June 30, 2017 and June 30, 2016, respectively. Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2017	2016

Switches	3 - 15	$9,721	$9,699
Computers	3	2,629	2,866
Furniture	5 - 7	281	269
Leasehold-improvements	*	848	893
Accumulated depreciation		(10,306)	(9,922)
Total		$3,173	$3,805

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $0.3 million. Depreciation expense for the six months ended June 30, 2017 and 2016 was $0.7 million and $0.5 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

		June 30, 2017				December 31, 2016
	Estimated	Gross				Gross
	Useful Lives	Carrying	Accumulated		Weighted-	Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$3,110	$(2,914)	$196	4.76	$3,110	$(2,854)	$256	4.71
Intellectual property rights	3 - 17	14,162	(11,377)	$2,785	4.71	14,162	(10,794)	3,368	4.87
Covenants not-to-compete and not-to-sue	2 - 5	2,185	(2,120)	$65	1.92	2,185	(2,107)	78	3.17
Tradename	3 - 6	131	(131)	$-	0.00	131	(131)	-	0.00
Customer relationships	5 - 10	4,900	(633)	$4,267	8.71	22,600	(2,249)	20,351	9.21
Backlog	1	800	(800)	$-	0.00	800	(800)	-	0.00
Software license	10	2,296	(211)	$2,085	1.95	1,207	(80)	1,127	8.00
Process know how	5	400	(16)	$384	5.50	1,100	(87)	1,013	6.08
Other		1	(1)	$-	0.00	-	-	-	0.00
Intangible assets subject to amortization		27,985	(18,203)	9,782		45,295	(19,102)	26,193

Tradename		1,700	-	$1,700	N/A	2,600	-	2,600	N/A
Domain names		51	-	$51	N/A	61	-	61	N/A
Total intangible assets		$29,736	$(18,203)	$11,533		$47,956	$(19,102)	$28,854

Amortization expense for the three months ended June 30, 2017 and 2016 was $0.6 million and $1.1 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $1.8 million and $1.7 million, respectively.

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of June 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017. Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the quarter ended March 31, 2017:

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
	$22,246	$5,600	$16,646

No impairment losses were recognized on intangible assets for the six months ended June 30, 2016.

Based on the carrying value of identified intangible assets recorded at June 30, 2017, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2017	$1,343
2018	2,231
2019	1,619
2020	1,079
2021	766
Thereafter	2,744
$9,782

NOTE 7 – GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2017, were as follows (in thousands):

	Six Months Ended June 30, 2017
	Core Consumer	Enterprise	SMB	Other	Consolidated

Balance, beginning of period	$32,304	$14,881	$-	$-	$47,185
2017 impairment	-	(14,881)	-	-	(14,881)
Balance, end of period	$32,304	$-	$-	$-	$32,304

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of June 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

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

NOTE 8 – DEFERRED COSTS AND REVENUES

All deferred costs and deferred revenues to be recognized over the next twelve months are classified as current on the Company’s unaudited condensed consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current on the unaudited condensed consolidated balance sheets.

Deferred revenues were comprised of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016

magicJack devices	$6,313	$7,962
Access right renewals	35,187	36,515
Mobile apps	772	808
Prepaid minutes	2,426	2,851
Other	188	371
Deferred revenue, current	44,886	48,507

Deferred revenue, non-current*	41,510	44,201
Total deferred revenue	$86,396	$92,708

* Deferred revenue, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide VoIP telephone service to new and existing customers who have purchased magicJack devices, mobile apps or renewed access rights are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.4 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively. For the Enterprise segment, such costs were approximately $0.8 million for the three months ended June 30, 2017 and 2016, and $1.3 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three and six months ended June 30, 2016 and the three months ended March 31, 2017.

Deferred revenues as of June 30, 2017 are expected to be recognized in future years as follows (in thousands):

Recognition Period	Estimated Recognition of Deferred Revenues

Next 12 months	$44,886
13-24 Months	17,489
25-36 Months	11,075
37-48 months	6,940
49-60 Months	3,318
61+ Months	2,688
$86,396

NOTE 9 – OTHER LIABILITIES

As of June 30, 2017 and December 31, 2016, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $12.1 million and $10.4 million, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims, including intellectual property claims, contractual and commercial disputes, employment claims, state and local tax matters and other matters which arise in the ordinary course of business. The Company vigorously defends claims made against it, and management regularly evaluates the status of legal proceedings in which the Company is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and to determine if accruals are appropriate. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations in a particular fiscal year or quarter.

On March 11, 2016, a purported class action lawsuit was filed against the Company, its then Chief Executive Officer, Gerald Vento, and its then Chief Financial Officer, Jose Gordo (together, "the Defendants"), in the United States District Court for the Southern District of New York. Thereafter, on August 18, 2016, the Plaintiff filed an Amended Complaint.  The Amended Complaint alleges that the Company and Mr. Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The Plaintiff asserted claims that (i) the Company and Mr. Gordo violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and SEC Rule 10b-5; and (ii) that Mr. Vento and Mr. Gordo violated Section 20(a) of the Exchange Act by virtue of their control over the Company.  For himself and for the class, the Plaintiff seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Defendants answered the Amended Complaint on December 23, 2016.  On June 23, 2017, the parties agreed in principle to a mediated settlement in which the Defendants would pay $3,650,000 to settle all claims, while denying all claims and allegations against them by the Plaintiff.  The agreement is subject to certain conditions, including approval of the Company's Board of Directors and the negotiation of a definitive Stipulation of Settlement, which would then have to be approved by the Court. The Company has insurance coverage applicable to this settlement with a retention amount of $1.0 million. As of June 30, 2017, the Company has accrued $3.1 million of expense and a $2.7 million receivable related to this item, reflecting anticipated future expenditures and reimbursement from insurance coverage.

Tax Contingencies

The Company believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company vigorously defends its rights and tax positions. However, if a government entity were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

The Company is currently under examination for potential state tax liabilities. On June 8, 2017, the Company offered to settle the examinations for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis.

NOTE 11 –TREASURY STOCK

In January 2017, the Company reclassified 16,666 shares previously issued out of treasury stock as they had been issued as new ordinary shares. In April 2017, the Company issued 6,996 of its ordinary shares held as treasury shares with a cost of $86 thousand, or $12.32 per share, to Board members as a result of restricted stock units vesting. In May 2017, the Company issued 76,211 of its ordinary shares held as treasury shares with a cost of $939 thousand, or $12.32 per share, to an executive officer as a result of restricted stock units vesting. In May 2017, the Company purchased 20,844 of its ordinary shares at $6.50 per share, for an aggregate purchase price of approximately $135 thousand, in settlement of the withholding tax liability on the vesting of those restricted stock units.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options, issued restricted stock units and ordinary shares as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock units and ordinary shares. In April 2014, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of June 30, 2017, the aggregate number of shares subject to awards under the 2013 Plans, as amended, was 3,600,000. In July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant to 5,600,000. Refer to Note 17, “Subsequent Events” for further details.  The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. Share-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock units for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Ordinary share options	$230	$822	$613	$1,458
Restricted stock units	337	425	690	792
	$567	$1,247	$1,303	$2,250

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Cost of revenues	$96	$23	$102	$29
Marketing	10	33	14	76
General and administrative	461	1,123	1,197	2,019
Research and development	-	68	(10)	126
	$567	$1,247	$1,303	$2,250

The decrease in share-based compensation is due primarily to the forfeitures related to reduced headcount and awards that were fully expensed in prior periods.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2016, and six months ended June 30, 2017 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2016	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(2,500)	$3.96
Forfeited	(34,740)	$8.83
Expired or cancelled	(109,168)	$13.57
December 31, 2016	3,488,059	$11.13	3.11	$-
Granted	100,000	$6.85
Exercised	-
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	-
Outstanding at June 30, 2017 (unaudited)	1,086,445	$10.78	0.86	$-
Vested at June 30, 2017 (unaudited)	986,445	$11.18	0.62	$-

(1)
The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the measurement date.

(2)
In 2017, two former executive officers surrendered a total of 1,244,777 ordinary share options with a weighted average exercise price of $14.57. Additionally, 1,256,837 options with a weighted average strike price of $7.70 were forfeited by terminated executives in the SMB and Enterprise segments. The surrender of options resulted in a $2.4 million increase in tax expense during the second quarter.

Share-based compensation expense recognized for ordinary share options was approximately $0.2 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. No ordinary share options were exercised during the six months ended June 30, 2017. The total intrinsic value of ordinary share options exercised during the six months ended June 30, 2016 was $4 thousand. As of June 30, 2017, there was approximately $162 thousand of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.71 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation".  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company granted 100,000 ordinary share options during the six months ended June 30, 2017 with a weighted average fair value of $2.62. The Company granted 1,107,040 ordinary share options during the six months ended June 30, 2016 with a weighted average fair value of $2.75.  The grants were measured using the following assumptions:

	Six Months Ended June 30,
	2017	2016
Expected term (in years)	3.22 to 3.23	3.50
Dividend yield	0.00%	0.00%
Expected volatility	48.77 to 49.56%	52.15% to 52.47%
Risk free interest rate	1.53%	0.95% to 1.13%
Forfeiture rate	0.00%	0.00%

Restricted Stock Units

The Company may also award non-vested restricted stock units to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Each non-vested stock unit, upon vesting, represents the right to receive one ordinary share of the Company. During the six months ended June 30, 2017 and 2016 the Company granted 80,282 and 295,305 restricted stock units, respectively, under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the six months ended June 30, 2017:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2016	482,085	$7.70
Granted	80,282	$7.99
Vested	(83,210)	$12.31
Forfeited	(248,876)	$7.45
Non-vested at June 30, 2017	230,281	$6.74

Share-based compensation expense recognized for restricted stock units was approximately $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $1.3 million in unrecognized share-based compensation costs related to restricted stock units. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 1.21 years.

NOTE 13 – INCOME TAXES

Total income tax expense (benefit) was $2.6 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and ($8.8) million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The calculation of the Company’s effective income tax rate for the three and six months ended June 30, 2017 and 2016 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Income before income taxes	$1,093	$4,217	$(33,430)	$8,451
Income tax expense (benefit)	2,587	1,702	(8,768)	5,202
Effective income tax rate	236.69%	40.36%	26.23%	61.55%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is lower than the Company’s U.S. federal income tax rate of 34% as of June 30, 2017.

For the three months ended June 30, 2017, the Company recorded income tax expense of $2.6 million, which is higher than the expected tax expense of $0.4 million, using the statutory income tax rate of 34% due primarily to reductions in the Company’s deferred tax assets related to the surrender of stock options by certain former executive officers and forfeiture of options totalling $2.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.4 million, the revaluation of our Israeli NOLs of ($0.2) million and other smaller discrete items. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations

For the six months ended June 30, 2017, the Company recorded an income tax benefit of ($8.8) million, which is lower than the expected tax benefit of ($11.4) million, using the statutory rate of 34%, due, in part, to revaluations of the Israel net operating loss carryforwards of ($1.0) million, increases to uncertain tax positions of $1.8 million, and a reduction to deferred tax assets related to surrender of stock options and option forfeitures of $2.4 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

NOTE 14 – NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Net income (loss) attributable to common shareholders per share – basic, is calculated by dividing net (loss) income attributable to the Company’s common shareholders (the “Numerator”), by the weighted average number of common shares outstanding during the period, (the “Denominator”). Net (loss) income attributable to common shareholders per share – diluted, is computed by increasing the basic denominator to include the number of common shares that would have been issued if the Company’s dilutive potential common shares had been exercised.  The Company’s potential common shares are the share-based awards (ordinary share options and restricted stock units) discussed in Note 12, “Share-Based Compensation”.

The Company calculates the diluted denominator using the treasury stock method, which assumes that all exercise proceeds are used to repurchase common shares, reducing the net number of shares to be added. Share-based awards only have a dilutive effect when the average stock price for the period exceeds their exercise price (“they are in the money”) and the entity has net income.

The following table presents the computation of basic and diluted net (loss) income per common share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(1,561)	$2,819	$(24,662)	$3,553

Denominator:
Denominator for basic net income per share -
weighted average ordinary shares outstanding	16,078	15,853	16,056	15,750
Effect of dilutive share-based awards outstanding	-	17	-	157
Effect of dilutive share-based awards vested,
exercised or expired during the period	-	2	-	7
Denominator for diluted net income per share -
weighted average ordinary shares outstanding	16,078	15,872	16,056	15,914

Net income (loss) per common share attributable to
common shareholders:
Basic	$(0.10)	$0.18	$(1.54)	$0.23
Diluted	$(0.10)	$0.18	$(1.54)	$0.22

Anti-dilutive share-based awards not included above	1,317	3,812	1,317	2,812

NOTE 15 – BROADSMART ACQUISITION

In March 2016, the Company acquired the assets of Broadsmart for approximately (i) $38.0 million in cash, (ii) 233,402 shares of the Company's ordinary shares issued from treasury stock with a fair value of $1.7 million based on closing market price per share as of the date of the acquisition, and (iii) additional contingent cash payments of (a) up to $0.2 million, if two certain individuals ($0.1 million for each) previously employed by Broadsmart do not accept the Company's employment offer, and (b) $2.0 million, if the acquired assets generated 2016 revenues of at least $15.6 million.

At the time of closing, $3.0 million of the cash consideration was paid into escrow to cover indemnification claims by the Company against the sellers. No asset or liability is included in the accompanying unaudited condensed consolidated balance sheets for this item.

Neither of the contingent payments had been made as of June 30, 2017. The $0.2 million is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company has requested return of the funds, which were recorded as a $2.0 million receivable from earnout escrow in the accompanying unaudited condensed consolidated balance sheets.

The acquired assets and liabilities were recorded at their estimated fair values on the balance sheet for the Enterprise segment on March 17, 2016. The results of operations of the Broadsmart business have been included in the Company’s consolidated financial statements, under the Enterprise segment, since that date. During the year ended December 31, 2016, the Company recognized an impairment loss of $0.5 million on one of the Broadsmart intangible assets.  During the first quarter ended March 31, 2017, the Company recognized impairment charges of $31.5 million on Broadsmart intangible assets, including goodwill.  The carrying value of the Broadsmart business after the impairment was $18.5 million at March 31, 2017. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” for further details.

On June 23, 2017 the founders of Broadsmart left the Company.  On August 4, 2017, the Company reached a  mutual agreement with the founders, and certain affiliated companies, that included release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earn-out amount.  The remaining $2.0 million will remain in escrow, pursuant to the provisions of the purchase agreement, to cover specific potential claims by the Company.  The  agreement also provides that the Company will execute an agreement to acquire certain assets of NATC for $10 thousand, subject to any required regulatory approvals. The agreement is subject to a seven day revocation period in which the founders have the right to rescind the agreement. Refer to Note 17, "Subsequent Events" for further details.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the six months ended June 30, 2016, as if the acquisition of Broadsmart had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Six Months Ended
June 30, 2016
Net revenues	$51,540

Net income	$3,658

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

Historically, the Company has not had separate reportable segments. However, with the acquisition of Broadsmart and the founding of the SMB business during 2016, management evaluated each of these new business lines separately and determined that the Company had separate reportable segments – "Core Consumer," "Enterprise" and "SMB". These segments were organized by the products and services that are sold and the customers that are served.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, the SMB segment will not show activity for periods after March 31, 2017.  The below table includes an "Other" segment to capture the Company's interest in a joint venture that does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company's segments and their principal activities consist of the following:

Core Consumer

This segment represents a vertically integrated group of companies, a micro-processor chip design company, an appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, the developer and provider of the magicJack device, and a wholesaler of telephone service to VoIP providers and telecommunication carriers. This segment represents the historical magicJack Core Consumer business.

magicJack is the cloud communications leader that invented the magicJack device and other magicJack products and services. magicJack devices and mobile apps provide customers the ability to make and receive telephone calls in the U.S. or Canada with no additional cost.   Customers may also purchase international minutes to place telephone calls outside of the U.S. and Canada.

Enterprise

This segment includes Broadsmart, which is a provider of UCaaS hardware and connectivity for enterprise customers.

SMB

Through this segment, started during 2016, the Company provided VoIP services to small to medium sized businesses. The expenses of this restructuring included severance for the majority of the employees in the segment and future rent payments for the Alpharetta, GA office.

Other

This segment included the Company’s 60% controlling interest in a joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and on May 31, 2017 the Company sold its remaining interest to the unrelated third party. The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment. As such, it was included in the “Other” segment.

Selected information for the three and six month periods ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 is presented by reportable segment below (in thousands):

	For the Three Months Ended June 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$19,334	-	$19,334	3,088	(1)	(40)	$22,381
Cost of revenues	6,185	-	6,185	2,000	(19)	-	8,166
Gross profit (loss)	13,149	-	13,149	1,088	18	(40)	14,215

Marketing	1,884	-	1,884	247	(11)	-	2,120
General and administrative	8,966	-	8,966	755	(137)	(40)	9,544
Impairment of goodwill and
intangible assets	-	-	-	-	-	-	-
Research and development	1,462	-	1,462	-	-	-	1,462
Operating expenses	12,312	-	12,312	1,002	(148)	(40)	13,126

Operating income (loss)	837	-	837	86	166	-	1,089

Interest and dividend income	17	-	17	-	-	-	17
Other expenses, net	(13)	-	(13)	-	-	-	(13)
Income (loss) before income taxes	$841	$-	$841	$86	$166	$-	$1,093

Other Data:
Capital expenditures	$1,064	-	$1,064	10	-	-	$1,074
Depreciation expense	$272	-	$272	61	(2)	-	$331
Amortization expense	$380	-	$380	183	-	-	$563

	For the Six Months Ended June 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$39,764	116	$39,880	5,771	-	(73)	$45,578
Cost of revenues	13,342	131	13,473	4,144	-	-	17,617
Gross profit (loss)	26,422	(15)	26,407	1,627	-	(73)	27,961

Marketing	2,962	1,089	4,051	476	-	-	4,527
General and administrative	19,274	1,056	20,330	2,112	-	(73)	22,369
Impairment of goodwill and
intangible assets	-	-	-	31,527	-	-	31,527
Research and development	2,364	596	2,960	1	-	-	2,961
Operating expenses	24,600	2,741	27,341	34,116	-	(73)	61,384

Operating income (loss)	1,822	(2,756)	(934)	(32,489)	-	-	(33,423)

Interest and dividend income	23	-	23	-	-	-	23
Other expenses, net	(30)	-	(30)	-	-	-	(30)
Income (loss) before income taxes	$1,815	$(2,756)	$(941)	$(32,489)	$-	$-	$(33,430)

Other Data:
Capital expenditures	$1,094	-	$1,094	72	-	-	$1,166
Depreciation expense	$537	21	$558	107	-	-	$665
Amortization expense	$723	-	$723	1,031	-	-	$1,754

	June 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	$32,304	-	-	-	$32,304
Total assets	$126,986	-	$126,986	19,723	-	-	$146,709

	For the Three Months Ended June 30, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$22,361	-	$22,361	2,967	7	(34)	$25,301
Cost of revenues	7,353	14	7,367	2,462	9	-	9,838
Gross profit (loss)	15,008	(14)	14,994	505	(2)	(34)	15,463

Marketing	1,162	369	1,531	80	147	-	1,758
General and administrative	5,184	1,548	6,732	1,131	423	(34)	8,252
Research and development	947	295	1,242	-	5	-	1,247
Operating expenses	7,293	2,212	9,505	1,211	575	(34)	11,257

Operating income (loss)	7,715	(2,226)	5,489	(706)	(577)	-	4,206

Interest and dividend income	(9)	-	(9)	-	-	-	(9)
Other expenses, net	(2)	-	(2)	-	-	-	(2)
Income (loss) before income taxes	$7,726	$(2,226)	$5,500	$(706)	$(577)	$-	$4,217

Other Data:
Capital expenditures	$5	154	$159	-	-	-	$159
Depreciation expense	$223	3	$226	55	-	-	$281
Amortization expense	$434	-	$434	676	-	-	$1,110

	For the Six Months Ended June 30, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$45,580	-	$45,580	3,447	7	(34)	$49,000
Cost of revenues	15,295	14	15,309	2,729	9	-	18,047
Gross profit (loss)	30,285	(14)	30,271	718	(2)	(34)	30,953

Marketing	2,321	374	2,695	77	207	-	2,979
General and administrative	12,259	3,046	15,305	1,373	543	(34)	17,187
Research and development	1,977	365	2,342		5	-	2,347
Operating expenses	16,557	3,785	20,342	1,450	755	(34)	22,513

Operating income (loss)	13,728	(3,799)	9,929	(732)	(757)	-	8,440

Interest and dividend income	(16)	-	(16)	-	-	-	(16)
Other expenses, net	5	-	5	-	-	-	5
Income (loss) before income taxes	$13,739	$(3,799)	$9,940	$(732)	$(757)	$-	$8,451

Other Data:
Capital expenditures	$5	154	$159	-	-	-	$159
Depreciation expense	$462	3	$465	64	-	-	$529
Amortization expense	$903	-	$903	751	-	-	$1,654

	December 31, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	$32,304	14,881	-	-	$47,185
Total assets	$142,870	(9,447)	$133,423	40,839	255	-	$174,517

Prior year allocations have been reclassified to conform to current year presentation.

NOTE 17 – SUBSEQUENT EVENTS

Under Israeli law, CEO compensation must be approved by shareholders.  The Company held a special shareholder meeting on July 31, 2017, to approve the compensation packages for Don Carlos Bell, III, the Company’s Chief Executive Officer (“CEO”),  a change in compensation payable to non-employe Directors, and amendments to the Company’s compensation policy and amendments to the 2013 Stock Incentive Plans including an  increase in the number of share based awards available for grants under the plans to 5,600,000. Shareholders approved all proposals.

On August 4, 2017, the Company reached a mutual agreement with the founders of Broadsmart, and certain affiliated companies, that will release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earn-out amount.  The remaining $2.0 million will remain in escrow, pursuant to the provisions of the purchase agreement, to cover specific potential claims by the Company.  The agreement also provided that the Company will execute an agreement to acquire certain assets of NATC for $10 thousand, subject to any required regulatory approvals. The agreement is subject to a seven day revocation period in which the founders have the right to rescind the agreement.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016, as well as our Annual Report on Form 10-K for the year ended December 31, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

Overview

magicJack VocalTec Ltd. and its Subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device and other magicJack products and services. magicJack devices weigh about one ounce and plug into the USB port on a computer or into a power adapter and high speed Internet source, providing users with complete phone service for home, business and travel. magicJack devices come with the right to access our servers (“access right”), which provides our customers the ability to obtain free telephone services. Customers may renew access rights. We currently offer the magicJack GO, which has its own CPU and can connect a regular phone directly to the user’s broadband modem/router and function as a standalone phone without using a computer.

We also offer magicJack mobile apps, which are applications that allow users to make and receive telephone calls through their smart phones or devices. We currently offer the magicApp, magicJack Connect and magicJack Spark. The magicApp and magicJack Connect are mobile apps available for both iOS and Android. In July 2017, we launched magicJack Spark on iOS devices.  The mobile apps allow customers to place and receive telephone calls in the U.S. or Canada on their mobile devices through either an existing or new magicJack account. The mobile apps also give users the ability to add a second phone number to their smart phone for a monthly or annual fee. Customers may purchase international minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

magicJack VocalTec is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, micro-processor chip design, development of the magicJack device. In addition to residential consumers, the Company provides VoIP services and related equipment to small to medium sized businesses at competitive prices and wholesales telephone service to VoIP providers and telecommunication carriers.  In 2016, we acquired a provider of hosted Unified Communication as a Service (“UCaaS”) and seller of hardware and network equipment focusing on medium-to-large, multi-location enterprise customers.

Effective March 9, 2017, the Board of Directors appointed Don C. Bell III, as our new Chief Executive Officer, replacing the retiring Gerald Vento.  In conjunction with this change, the Board also approved the appointment of Thomas Fuller as Senior Vice President Finance and subsequently approved him assuming the role of Chief Financial Officer effective May 11, 2017, replacing Jose Gordo. Additionally, the Board approved the appointment of Kristin Beischel as Chief Marketing Officer and Dvir Salomon as Chief Technology Officer. Furthermore, on May 22, 2017, Don Burns, the Chairman of our Board, resigned, and the Board approved Izhak Gross as his successor.

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

Our unaudited condensed consolidated financial statements are the basis for the discussion and analysis of our results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. dollars, including New Israeli Shekels (“NIS”) and Polish Zloty (“PLN”), are re-measured in U.S. dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

Prior to 2016, we prepared our consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of SMB, we have reported the results of operations in separate reportable segments – “Core Consumer,” “Enterprise” and “SMB”.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment, so this segment will not show activity for periods after March 31, 2017.  Refer to Note 16, “Segment Reporting,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Approximately 86% of our consolidated revenues in the three and six months ended June 30, 2017 were from sales to customers located in the United States. Approximately 90% of our consolidated revenues in the three and six months ended June 30, 2016, were from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation.

The results for the six months ended June 30, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

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

CRITICAL ACCOUNTING POLICIES

We have identified below any critical accounting policies that have changed since our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

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

In prior years, we used the two-step goodwill impairment test.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other” which eliminated step two of the goodwill impairment test. The Company adopted ASU 2017-04 on a prospective basis in the first quarter of 2017.

As part of our quarterly impairment review for intangible assets with indefinite lives, including goodwill, we determined there were no impairment indicators as of June 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.

As was previously disclosed in our Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the hiring of a new Chief Operating Officer for the segment and additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and our new Executive Management team recently completed a comprehensive review of the Enterprise segment’s business prospects and, through this process, revised the projections.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and management anticipates the loss of another one of the Enterprise segment’s significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment’s revenue in 2016.  We considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of the segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing the revised projections.

Based on the impairment indicators as of March 31, 2017 discussed above, we engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill as of March 31, 2017. The valuation estimated the fair value of Broadsmart’s identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. We recognized an impairment charge of $0.9 million for the carrying value in excess of the fair value.

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

In total, impairment losses of $31.5 million were recognized in operating expenses and a related deferred income tax benefit of $11.7 million was recognized in the Enterprise segment for the quarter ended March 31, 2017.  The impaired assets were (in thousands):

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	37,127	5,600	31,527

Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the six months ended June 30, 2017 (in thousands).

	June 30,	December 31,
	2017	2016	Change
	(Unaudited)

Cash and cash equivalents	$47,041	$52,394	$(5,353)
Accounts receivable, net	$2,095	$3,171	$(1,076)
Inventories	$2,646	$4,441	$(1,795)
Prepaid income taxes	$2,713	$527	$2,186
Deposits and other current assets	$4,465	$1,970	$2,495
Intangible assets, net	$11,533	$28,854	$(17,321)
Goodwill	$32,304	$47,185	$(14,881)
Deferred tax asset	$35,659	$26,568	$9,091
Income tax payable	$-	$1,527	$(1,527)
Accrued expenses and other current liabilities	$10,549	$8,426	$2,123
Total deferred revenue	$86,396	$92,708	$(6,312)
Other non-current liabilities	$12,577	$10,866	$1,711

During the six months ended June 30, 2017, cash and cash equivalents decreased $5.4 million, primarily reflecting estimated tax payments for fiscal 2016, personnel related disbursements including payment of  2016 accrued bonus, and severance payments related to the restructuring of the SMB business, costs associated with changes to our customer service team and the change in executive management team, investment in the SMB segment, and legal fees and other costs associated with our response to activist shareholder initiatives, strategic process and other ongoing litigation matters. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the six months ended June 30, 2017, net accounts receivable decreased $1.1 million reflecting timing of collections and lower retail sales of the magicJack device.

During the six months ended June 30, 2017, inventories decreased $1.8 million reflecting a $0.4 million write-down of obsolete inventory components and reduced purchases of magicJack devices reflecting lower year-over-year sales volumes.

During the six months ended June 30, 2017, prepaid income taxes increased $2.2 million primarily due to a $3.0 million estimated federal tax payment made during the first quarter which was partially offset by the receipt of a $0.9 million state tax refund.

During the six months ended June 30, 2017, deposits and other current assets increased $2.5 million and accrued expenses and other current liabilities increased $2.1 million primarily due to accruals for litigation settlement and applicable insurance recovery.  Refer to Note 10, “Commitments and Contingencies” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the six months ended June 30, 2017, intangible assets decreased $17.3 million. The decrease in intangible assets is primarily attributable to the $16.6 million impairment of intangible assets for the Enterprise reporting unit, and $1.8 million in amortization expense, partially offset by $1.1 million in acquisitions. Refer to Note 3, "Impairment of Intangible Assets, Including Goodwill" and Note 6, "Intangible Assets," in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the six months ended June 30, 2017, goodwill decreased $14.9 million due to the impairment of goodwill for the Enterprise reporting unit. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the six months ended June 30, 2017, deferred tax asset increased $9.1 million due primarily to the $31.5 million impairment of intangible assets, including goodwill, for the Enterprise reporting unit.   Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets,” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details. This increase was partially offset by the surrender of stock options from two former executive officers and forfeitures of options by other executives. Refer to Note 12, “Share-based Compensation” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the six months ended June 30, 2017, income tax payable decreased $1.5 million reflecting the $3.0 million estimated tax payment for the prior year noted above and the current year to date income tax benefit not generating any new tax liability.

During the six months ended June 30, 2017, total deferred revenue decreased $6.3 million due primarily to the recognition of 2016 deferred revenue exceeding the deferral associated with 2017 sales.

During the six months ended June 30, 2017, other non-current liabilities increased $1.7 million due primarily to a $1.8 million increase in the uncertain tax provision.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended June 30,		2017 Compared to		Six Months Ended June 30,		2017 Compared to
	2017	2016	2016		2017	2016	2016
Net Revenues
Sale of magicJack devices	$2,503	$3,227	$(724)	(22.4)%	$5,346	$6,792	$(1,446)	(21.3)%
Access right renewals	12,630	14,485	(1,855)	(12.8)	25,691	29,483	(3,792)	(12.9)
Mobile apps	408	306	102	33.3	859	525	334	63.6
Shipping and handling	395	172	223	129.7	715	381	334	87.7
magicJack-related products	1,152	1,324	(172)	(13.0)	2,597	2,444	153	6.3
Prepaid minutes	1,158	1,526	(368)	(24.1)	2,379	3,216	(837)	(26.0)
Access and wholesale charges	957	1,322	(365)	(27.6)	2,047	2,740	(693)	(25.3)
UCaaS	3,049	2,933	116	4.0	5,698	3,413	2,285	66.9
Other	129	6	123	*	246	6	240	*
Total Net Revenue	22,381	25,301	(2,920)	(11.5)	45,578	49,000	(3,422)	(7.0)

Cost of Revenues
Cost of devices and related products	2,043	2,119	(76)	(3.6)	4,584	4,125	459	11.1
Shipping and handling	360	393	(33)	(8.4)	821	829	(8)	(1.0)
Credit card processing fees	401	449	(48)	(10.7)	877	964	(87)	(9.0)
Network and carrier charges	2,389	3,209	(820)	(25.6)	5,074	6,735	(1,661)	(24.7)
UCaaS	2,000	2,461	(461)	(18.7)	4,144	2,729	1,415	51.9
Other	973	1,207	(234)	(19.4)	2,117	2,665	(548)	(20.6)
Total Cost of Revenues	8,166	9,838	(1,672)	(17.0)	17,617	18,047	(430)	(2.4)
Gross Profit	14,215	15,463	(1,248)	(8.1)	27,961	30,953	(2,992)	(9.7)

Operating expenses:
Marketing	2,120	1,758	362	20.6	4,527	2,979	1,548	52.0
General and administrative	9,544	8,252	1,292	15.7	22,369	17,187	5,182	30.2
Impairment of goodwill and intangible assets	-	-	-	-	31,527	-	31,527	100.0
Research and development	1,462	1,247	215	17.2	2,961	2,347	614	26.2
Total operating expenses	13,126	11,257	1,869	16.6	61,384	22,513	38,871	172.7
Operating income	1,089	4,206	(3,117)	(74.1)	(33,423)	8,440	(41,863)	(496.0)

Other income (expense):
Interest and dividend income	17	9	8	*	23	16	7	*
Other income (expense), net	(13)	2	(15)	*	(30)	(5)	(25)	*
Total other income (expense)	4	11	(7)	*	(7)	11	(18)	*
(Loss) income before income taxes	1,093	4,217	(3,124)	(74.1)	(33,430)	8,451	(41,881)	(495.6)
Income tax (benefit) expense	2,587	1,702	885	52.0	(8,768)	5,202	(13,970)	(268.6)
Net (loss) income	$(1,494)	$2,515	$(4,009)	(159.4)	$(24,662)	$3,249	$(27,911)	(859.1)

* - Not meaningful.

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sale of magicJack devices and access rights – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals – represent revenues from customers purchasing rights to access our servers beyond the access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period;

•	Mobile apps – represent revenues from access rights granted to users of the magicApp and magicJack Connect App which are recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the access right period associated with the magicJack device;

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

•
UCaaS – represents revenues recognized from: (i) recurring monthly service revenue from the sales of hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and  revenues from the sale of hardware and network equipment are recognized in the period that the equipment is delivered and put into service; and

•	Other revenues – represent VoIP services provided to small to medium sized businesses and revenues generated by ancillary revenue sources.

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

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Net Revenues

Total net revenue was $22.4 million and $25.3 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $2.9 million, or 11.5%. The decrease in the components of net revenues was primarily attributable to the following:

•
$0.7 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume, lower average sales prices due to the increased use of promotion offers and a proposed consumer telecommunications tax settlement;

•	$1.9 million decrease in access right renewal revenues due to customer churn, promotional offers and the number of long-term renewals in the customer base that are at lower average annual revenues;

•	$0.4 million decrease in revenues from prepaid minutes resulting reflecting declining usage levels; and

•	$0.4 million decrease in revenues from access and wholesale charges resulting from lower network traffic.

For the three months ended June 30, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 53% and 46%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 47% and 54%, respectively, of magicJack devices sold. For the three months ended June 30, 2017 and 2016, no retailer accounted for more than 10% of our consolidated net revenue.

Cost of Revenues

Total cost of revenues was $8.2 million and $9.8 million for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of approximately $1.7 million, or 17.0%.

•
This decrease in cost of revenues was primarily attributable to: (i) a $0.8 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, and (ii) $0.5 million decrease in UCaaS related cost of goods sold, reflecting lower amortization expense due to the write-off of intangible assets in the first quarter of 2017 and cost savings associated with the ongoing integration of the UCaaS business with the Company’s network infrastructure.

Operating Expenses

Total operating expenses were $13.1 million and $11.2 million for three months ended June 30, 2017 and 2016, respectively, representing an increase of $1.9 million, or 16.6%. This change in operating expenses is primarily attributable to:

•	a $0.4 million increase in marketing expense, primarily related to increased advertising research in the Core Consumer segment to test market sensitivity,

•	a $1.3 million increase in General and Administrative (“G&A”) expense due to several factors including:

i.
a $3.1 million increase in costs related to the Core Consumer segment, primarily composed of a $2.2 million increase in legal fees related to the response to activist shareholders, strategic process and other litigation matters and a $0.6 million increase in personnel related expenses primarily reflecting severance and new executive officer compensation including accruals for anticipated CEO compensation.

ii.
These increases were partially offset by a $0.4 million decrease in costs related to the Enterprise segment, primarily reflecting lower personnel related costs associated with stock based compensation and bonus accruals and a $1.5 million decrease in costs related to SMB activity due to the scaling back of the Alpharetta location.

Income Taxes

Total income tax expense was $2.6 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. The calculation of our effective income tax rate for the three months ended June, 2017 and 2016 was (in thousands):

	Three Months Ended
	June 30,
	2017	2016

Income before income taxes	$1,093	$4,217
Income tax expense	2,587	1,702
Effective income tax rate	236.69%	40.36%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 24% in 2017, which is set to decline to 23% in 2018, that is lower than our U.S. federal income tax rate anticipated to be 34% as of June 30, 2017.

For the three months ended June 30, 2017, we recorded income tax expense of $2.6 million, which is higher than the expected tax expense of $0.4 million, using the statutory income tax rate of 34% due primarily to reductions in our deferred tax assets related to the surrender of stock options by certain former executive officers and forfeiture of options totalling $2.4 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of $0.4 million, the revaluation of our Israeli NOLs of ($0.2) million and other smaller discrete items. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 22.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net (Loss) Income Attributable to Common Shareholders

As a result of the foregoing items, net (loss) income attributable to common shareholders decreased to a net loss of ($1.6) million in the three months ended June 30, 2017, as compared to net income attributable to common shareholders of $2.5 million in the three months ended June 30, 2016. Net loss attributable to common shareholders per diluted ordinary share was ($0.10) for the three months ended June 30, 2017, as compared to net income attributable to common shareholders of $0.18 per diluted ordinary share in the prior year. The change was primarily due to declining revenue and increased operating expenses.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Net Revenues

Total net revenue was $45.6 million and $49.0 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $3.4 million, or 7.0%. The decrease in the components of net revenues was primarily attributable to the following:

•
$1.4 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume, lower average revenue per unit sold due to promotional offers and a proposed consumer telecommunications tax settlement;

•	$3.8 million decrease in access right renewal revenues due to customer churn, promotional offers and the number of long-term renewals in the customer base that are at lower average annual revenues;

•	$0.8 million decrease in revenues from prepaid minutes resulting from declining usage levels; and

•	$0.7 million decrease in revenues from access and wholesale charges resulting from lower network traffic.

These decreases in components of net revenue were partially offset by an increase of $2.3 million in revenues from UCaaS reflecting a full six months of revenue in the current year.

For the six months ended June 30, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 52% and 53%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 48% and 47%, respectively, of magicJack devices sold. For the six months ended June 30, 2017 and 2016, no retailer accounted for more than 10% of our consolidated net revenue.

Cost of Revenues

Total cost of revenues was $17.6 million and $18.0 million for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of approximately $0.4 million, or 2.4%.  The primary changes in cost of revenues were: (i) a $1.4 million increase in UCaaS related cost of goods sold, reflecting a full six months of operations, and (ii) a $0.5 million increase in the cost of devices and related products reflecting a write-down of obsolete components inventory and increased cost associated with powerbanks, offset by: (i) a $1.7 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, and (ii) $0.5 million decrease in other cost of revenues primarily attributable to a decrease in personnel related costs.

Operating Expenses

Total operating expenses were $61.4 million and $22.5 million for six months ended June 30, 2017 and 2016, respectively, representing an increase of $38.9 million, or 172.7%. This change in operating expenses is primarily attributable to:

•
a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

•	a $1.5 million increase in marketing expense, primarily related to increased advertising research in the Core Consumer segment to test market sensitivity,

•	a $5.2 million increase in G&A expense due to several factors including:

i.
a $6.5 million increase in costs related to the Core Consumer segment, primarily composed of: a $2.3 million increase in personnel related expenses primarily reflecting severance and new executive officer compensation including sign-on bonuses and accruals for CEO compensation, a $2.9 million increase in legal fees related to the response to activist shareholders, strategic process and other litigation matters, and a $0.4 million asset impairment related to our exit from our joint venture in the home consumer product market; and

ii.	a $0.7 million increase in costs related to the Enterprise segment, primarily reflecting a full six months of operations in the current year.

iii.	These increases were partially offset by a $2.0 million decrease in costs related to SMB activity reflecting the scaling back of the Alpharetta location.

•	a $0.6 million increase in R&D expense, primarily related to increases in personnel for product development of the new Spark mobile app and a new chip for future device upgrades.

Income Taxes

Total income tax (benefit) expense was ($8.8) million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The calculation of our effective income tax rate for the six months ended June 30, 2017 and 2016 was (in thousands):

	Six Months Ended
	June 30,
	2017	2016

(Loss) income before income taxes	$(33,430)	$8,451
Income tax (benefit) expense	(8,768)	5,202
Effective income tax rate	26.23%	61.55%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 24% in 2017, which is set to decline to 23% in 2018, that is lower than our U.S. federal income tax rate anticipated to be 34% as of June 30, 2017.

For the six months ended June 30, 2017, we recorded an income tax benefit of ($8.8) million, which is lower than the expected tax benefit of ($11.4) million, using the statutory income tax rate of 34% due, in part, to revaluations of our Israel net operating loss carryforwards of ($1.0) million, increases to uncertain tax positions of $1.8 million, and a reduction to our deferred tax assets related to the surrender of options by certain former executive officers and the forfeiture of options totalling $2.4 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 22.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net (Loss) Income Attributable to Common Shareholders

As a result of the foregoing items, net (loss) income attributable to common shareholders decreased to a net loss of ($24.7) million in the six months ended June 30, 2017, as compared to net income (loss) attributable to common shareholders of $3.6 million in the six months ended June 30, 2016. Net loss attributable to common shareholders per diluted ordinary share was ($1.54) for the six months ended June 30, 2017, as compared to net income attributable to common shareholders of $0.22 per diluted ordinary share in the prior year. The change was primarily due to the impairment of the Enterprise segment intangible assets, declining revenue and an increase in operating expenses related to response to activist shareholders and management change.

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the six months ended June 30, 2017. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve customer renewal rates, invest in new product development and innovation, improve our retail sales channels and optimize the marketing of our magicJack products.  During the three months ended June 30, 2017, we continued customer care engagement with our customer base to improve customer experience.  In the three months ended June 30, 2017, we completed initial beta testing on the new mobile product, Spark, which gives users the ability to add a second line to their own smartphone starting at $4.99/month. Spark was launched on iOS in July 2017.  The remainder of 2017 will include further beta testing, product development, and market testing.  We believe that because of our brand awareness, our existing investment in mobile apps, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete in the fast-growing SOHO market and build new revenue streams for the future.  We believe that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile Apps, or a combination of both.

During the six months ended June 30, 2017, we implemented steps to improve the operating results and bolster integration efforts for the Enterprise segment.   On June 26, 2017 Kerrin Parker was promoted from Chief Operating Officer to CEO of Broadsmart. We continue to focus on improving customer churn and expanding Broadsmart sales channels, and we are adding sales and marketing personnel dedicated to obtaining new business.  In the first quarter of 2017, following a thorough review of the operations, sales pipeline, business practices and the current customer base, management re-evaluated the segment’s projections and made significant adjustments to future revenue growth assumptions. Because of the continued underperformance compared to projections and the anticipated customer churn, during the quarter ended March 31, 2017, we recognized a $31.5 million impairment on the intangible assets, including goodwill, of the Enterprise reporting unit. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

While we are excited by the new direction that we are planning for 2017 and beyond, there can be no assurance that these initiatives will be successful and we cannot predict what impact, if any, these initiatives will ultimately have on our business, results of operations, financial condition or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of June 30, 2017, we had cash and cash equivalents of $47.0 million, investments of $0.4 million, net accounts receivable of $2.1 million and receivable from earnout escrow of $2.0 million. Our accounts payable at June 30, 2017 were $1.8 million.

During the six months ended June 30, 2017, we generated negative operating cash flows of $4.1 million, as compared to positive operating cash flows of $8.3 million for the six months ended June 30, 2016. The $12.4 million decrease was primarily due to payment of $3.3 million in income taxes, declining sales in the core magicJack business during the six months ended June 30, 2017, and higher general and administrative expenses, primarily reflecting costs associated with executive management turn-over, management’s response to activist shareholder initiatives and the strategic process. The net loss was ($24.7) million for the six months ended June 30, 2017 as compared to net income of $3.2 million for the six months ended June 30, 2016.

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

Cash Flow – Operating Activities

Net cash used by operating activities was $4.1 million for the six months ended June 30, 2017. Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, net cash used by operating activities was primarily attributable to:

•
($24.7) million of net loss, which included $28.1 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise reporting unit, (ii) $2.4 million of depreciation and amortization expense, (iii) $1.3 million of stock-based compensation expense, and (iv) a $1.8 million increase in uncertain tax positions, partially offset by a $9.1 million deferred income tax benefit;  and

•
Changes in operating assets and liabilities of (i) a $2.8 million increase in prepaid income taxes, (ii) a $2.4 million increase in deposits and other current assets, (iii) a $6.0 million decrease in deferred revenue and (iv) a $1.0 million decrease in other non-current liabilities.  These items were partially offset by (i) a $1.0 million decrease in accounts receivable, ii) a $1.7 million decrease in inventory levels, and (iii) a $2.9 million increase in accrued expenses and other current liabilities.

During the six months ended June 30, 2016, net cash provided by operating activities was primarily attributable to:

•
$3.2 million of net income, which included $6.7 million in non-cash items consisting primarily of (i) $2.3 million of stock-based compensation expense, (ii) $2.2 million of depreciation and amortization expense, (iii) a $0.9 million increase in the deferred income tax provision, and (iv) a $1.2 million increase in uncertain tax positions, and

•
Changes in operating assets and liabilities of (i) a $0.7 million decrease in accounts receivable, (ii) a $1.6 million decrease in inventory levels, (iii) a $0.3 million decrease in deferred costs, (iv) a $1.9 million decrease in prepaid income taxes, and (v) a $0.4 million increase in accounts payable. These items were partially offset by: (i) a $5.0 million decrease in deferred revenue, (ii) a $1.0 million decrease in accrued expenses and other current liabilities, (iii) a $0.4 million increase in deposits and other current assets and (iv) a $0.1 million decrease in other non-current liabilities.

Cash Flow – Investing Activities

Net cash used in investing activities was $1.1 million and $40.3 million for the six months ended June 30, 2017, and 2016, respectively. Net cash used in investing activities during the six months ended June 30, 2017 was primarily attributable to the acquisition of software licenses. Net cash used in investing activities during the six months ended June 30, 2016 was primarily attributable to the acquisition of Broadsmart.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the six months ended June 30, 2017 and 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 5.          Other Information

Not applicable.

ITEM 6.          Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2013)

10.1*
Second Amendment to Executive Employment Agreement, effective as of December 31, 2016, by and between magicJack VocalTec Ltd. and Gerald Vento (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017)

10.2
Settlement Agreement, dated January 31, 2017, entered into between the Company, David L. Kanen and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2017)

10.3*
Employment Agreement between the Company and Don Carlos Bell III, dated May 8, 2017(incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)**

10.4*
Stock Option Agreement between the Company and Don Carlos Bell III, dated May 8, 2017(incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)

10.5*
Restricted Stock Agreement between the Company and Don Carlos Bell III, dated May 8, 2017(incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)

10.6*	Employment Agreement between the Company and Thomas Fuller, dated May 8, 2017***
10.7*	Stock Option Agreement between the Company and Thomas Fuller, dated May 8, 2017
10.8*	Restricted Stock Agreement between the Company and Thomas Fuller, dated May 8, 2017
10.9*
Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017, Commission File No. 000-27648)

10.10*
Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017, Commission File No. 000-27648)

10.11*	Amendments to Independent Contractor and Stock Option Agreements and Releases of Claims between the Company and Gerald Vento, dated June 17, 2017
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
______________________

* Denotes management contract or compensatory plan or arrangement.

**  Confidential treatment requested and granted for portions of this agreement.

*** Confidential treatment requested for portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)
Dated: August 9, 2017	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer
Dated: August 9, 2017	By: /s/ Thomas Fuller Thomas Fuller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.6*	Employment Agreement between the Company and Thomas Fuller, dated May 8, 2017***
10.7*	Stock Option Agreement between the Company and Thomas Fuller, dated May 8, 2017
10.8*	Restricted Stock Agreement between the Company and Thomas Fuller, dated May 8, 2017
10.11*	Amendments to Independent Contractor and Stock Option Agreements and Releases of Claims between the Company and Gerald Vento, dated June 17, 2017
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
______________________

* Denotes management contract or compensatory plan or arrangement.

*** Confidential treatment requested for portions of this agreement.