Form 10-Q
period 2017-09-30
MAGICJACK VOCALTEC LTD
filed 2017-11-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ⌧

There were 16,115,383 ordinary shares with no par value outstanding at October 31, 2017.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51,254	$52,394
Investments, at fair value	369	447
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $264 and $402, respectively	2,521	3,171
Inventories	2,047	4,441
Deferred costs	1,933	2,319
Prepaid income taxes	2,374	527
Receivable from earnout escrow	-	2,000
Deposits and other current assets	1,267	1,970
Total current assets	61,765	67,269

Property and equipment, net	3,074	3,805
Intangible assets, net	10,877	28,854
Goodwill	32,304	47,185
Deferred tax assets	34,478	26,568
Deposits and other non-current assets	866	836
Total assets	$143,364	$174,517
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$3,201	$2,790
Income tax payable	-	1,527
Accrued expenses and other current liabilities	6,049	8,426
Deferred revenue, current portion	42,972	48,507
Total current liabilities	52,222	61,250

Deferred revenue, net of current portion	40,071	44,201
Other non-current liabilities	12,529	10,866
Total liabilities	104,822	116,317

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,055 and 25,039 shares
issued at September 30, 2017 and December 31, 2016, respectively	111,783	111,783
Additional paid-in capital	14,566	13,567
Treasury stock (8,940 and 8,988 shares at September 30, 2017
and December 31, 2016, respectively)	(119,381)	(120,300)
Retained earnings	31,574	53,785
Total magicJack VocalTec, Ltd. shareholders's equity	38,542	58,835
Noncontrolling interest	-	(635)
Total capital equity	38,542	58,200
Total liabilities and capital equity	$143,364	$174,517

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues	$21,657	$24,572	$67,235	$73,572
Cost of revenues	7,830	9,509	25,447	27,556
Gross profit	13,827	15,063	41,788	46,016

Operating expenses:
Marketing	1,933	2,680	6,460	5,659
General and administrative	7,330	7,143	29,699	24,330
Impairment of intangible assets and goodwill	-	498	31,527	498
Research and development	1,477	1,314	4,438	3,661
Gain on mark-to-market	(894)	(2,000)	(894)	(2,000)
Total operating expenses	9,846	9,635	71,230	32,148
Operating income (loss)	3,981	5,428	(29,442)	13,868

Other income (expense):
Interest and dividend income	42	5	65	21
Other income (expense), net	2	(6)	(28)	(11)
Total other income (expense)	44	(1)	37	10
Income (loss) before income taxes	4,025	5,427	(29,405)	13,878
Income tax expense (benefit)	1,574	2,205	(7,194)	7,407
Net (loss) income	2,451	3,222	(22,211)	6,471
Net income attributable to noncontrolling interest	-	177	-	481
Net (loss) income attributable to magicJack VocalTec Ltd. common shareholders	$2,451	$3,399	$(22,211)	$6,952

(Loss) income per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$0.15	$0.21	$(1.38)	$0.44
Diluted	$0.15	$0.21	$(1.38)	$0.44

Weighted average common shares outstanding:
Basic	16,114	15,857	16,076	15,786
Diluted	16,114	15,865	16,076	15,935

See accompanying notes to condensed consolidated financial statements.

 MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Noncontrolling Interest	Total Capital Equity
	Number	Amount		Number	Amount
Balance, January 1, 2017	25,039	$111,783	$13,567	(8,988)	$(120,300)	$53,785	$(635)	$58,200

Share-based compensation	-	-	2,053	-	-	-	-	2,053
Issuance of ordinary shares	-	-	(1,054)	85	1,054	-	-	-
Reclassification of shares *	16	-	-	(16)	-	-	-	-
Purchase of treasury stock	-	-	-	(21)	(135)	-	-	(135)
Deconsolidation of subsidiary	-	-	-	-	-	-	635	635
Net loss	-	-	-	-	-	(22,211)	-	(22,211)
Balance, September 30, 2017 (unaudited)	25,055	$111,783	$14,566	(8,940)	$(119,381)	$31,574	$-	$38,542

* represents shares previously recorded as treasury stock that were reclassified as they were issued as new ordinary shares.

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(22,211)	$6,471
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	8	210
Share-based compensation	2,053	3,169
Depreciation and amortization	3,397	3,510
Gain on mark-to-market	-	(2,000)
Impairment of goodwill and intangible assets	31,527	498
Loss on sale of assets	115	-
Increase of uncertain tax positions	1,789	1,548
Deferred income tax (benefit) provision	(7,910)	626
Change in operating assets and liabilities
Accounts receivable	635	656
Inventories	2,289	1,562
Deferred costs	303	(219)
Prepaid income taxes	(2,507)	2,237
Deposits and other current assets	673	(187)
Other non-current assets	249	28
Receivable from earnout escrow	2,000	-
Accounts payable	648	1,495
Income taxes payable	38	1,764
Accrued expenses and other current liabilities	(2,377)	(237)
Deferred revenue	(9,391)	(7,737)
Other non-current liabilities	(993)	(110)
Net cash provided by operating activities	335	13,284

Cash flows from investing activities:
Purchase of investments	-	(80)
Purchases of property and equipment	(510)	(256)
Proceeds from sale of investment	245	-
Proceeds from sale of property and equipment	15	-
Acquisition of Broadsmart	-	(40,019)
Acquisition of intangible assets	(1,090)	-
Net cash used in investing activities	(1,340)	(40,355)

Cash flows from financing activities:
Purchase of treasury stock	(135)	-
Proceeds from exercise of ordinary share options	-	8
Net cash (used by) provided by financing activities	(135)	8
Net (decrease) in cash and cash equivalents	(1,140)	(27,063)
Cash and cash equivalents, beginning of period	52,394	78,589
Cash and cash equivalents, end of period	$51,254	$51,526
See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016

Supplemental disclosures:
Income taxes paid	$3,313	$1,304
Non-cash investing and financing activities:
Ordinary shares issued for acquisition of Broadsmart	$-	$1,676

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

The Company also offers magicJack mobile apps, which are applications that allow users to make and receive telephone calls through their smart phones or devices. The Company currently offers the magicApp, magicJack Connect and magicJack Spark. The magicApp and magicJack Connect are mobile apps available for both iOS and Android. In 2017, the Company launched magicJack Spark on iOS and Android devices.  The mobile apps allow customers to place and receive telephone calls in the U.S. or Canada on their mobile devices through either an existing or new magicJack account. The mobile apps also give users the ability to add a second phone number to their smart phone for a monthly or annual fee. Customers may purchase international minutes to place telephone calls through the magicJack device or mobile apps to locations outside of the U.S. and Canada.

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

Approximately 85% and 86% of the Company’s consolidated revenues in the three and nine months ended September 30, 2017, respectively, were from sales to customers located in the United States. Approximately 90% of the Company’s consolidated revenues in the three and nine months ended September 30, 2016 were from sales to customers located in the United States.

The majority of Core Consumer segment revenues were generated from sales of the magicJack product line and accompanying software access rights, which were $16.8 million and $19.2 million for the three months ended September 30, 2017 and 2016, respectively, and $52.0 million and $58.8 million for the nine months ended September 30, 2017 and 2016, respectively. The Core Consumer segment also provides its customers with the ability to make prepaid international calls by purchasing prepaid minutes for use with the magicJack devices and mobile apps. Revenues generated from the usage of prepaid minutes were $1.1 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $3.5 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. Revenues generated from access and wholesale charges were $0.9 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

The Enterprise segment was launched with the acquisition of Broadsmart on March 16, 2016.  The majority of Enterprise segment revenues were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $2.6 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively, and $8.3 million and $6.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The SMB segment did not generate significant revenue for the three and nine months ended September 30, 2016, or the three months ended March 31, 2017.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and on June 30, 2017 the Company sold its remaining interest to the unrelated third party.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017.

The operations of the joint venture for the three and nine months ended September 30, 2017 and 2016 were not significant to the Company’s financial statements. The Company’s consolidated financial statements for the three and nine months ended September 30, 2016, include adjustments to income attributable to magicJack VocalTec Ltd. common shareholders of $0.2 million and $0.5 million, respectively, to recognize the impact of the noncontrolling interest.  The Company’s consolidated financial statements did not include any adjustments to income attributable to magicJack VocalTec Ltd. common shareholders for the three and nine months ended September 30, 2017. The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it was included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment Reporting,” for further details.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of September 30, 2017 and December 31, 2016, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $369 thousand and $447 thousand at September 30, 2017 and December 31, 2016, respectively.  The value of time deposits at September 30, 2017 and December 31, 2016 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the three and nine months ended September 30, 2017 and 2016.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At September 30, 2017, the Company had cash and cash equivalents totaling $51.3 million, which included (i) $50.4 million in U.S. financial institutions, and (ii) $0.9 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks which included $1.8 million in one individual financial institution, were fully insured, except for $106 thousand that exceeded insurance limits at September 30, 2017. The Company had money market accounts with financial institutions with balances totaling approximately $48.5 million at September 30, 2017.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of the segment’s gross accounts receivable at September 30, 2017 and December 31, 2016. One U.S. retail customer accounted for approximately 13% of the segment’s gross accounts receivable at September 30, 2017 and three retail customers accounted for approximately 34% of the segment’s gross accounts receivable at December 31, 2016. For the three and nine months ended September 30, 2017 and 2016, no telecommunications carrier or retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, two U.S. retail customers accounted for approximately 36% of gross accounts receivable at September 30, 2017. No customer accounted for more than 10% of gross accounts receivable at December 31, 2016.  For the three months ended September 30, 2017 and 2016, two customers accounted for approximately 27% and 30% of the segment’s total operating revenues, respectively. For the nine months ended September 30, 2017 and 2016, two customers accounted for approximately 30% and 28% of the segment’s total operating revenues, respectively.

For the SMB segment, accounts receivable were not significant at December 31, 2016. The segment’s operating revenues were not significant for the three and nine months ended September 30, 2016 or the three months ended March 31, 2017.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Receivable from Earnout Escrow

The 2016 acquisition of Broadsmart, described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, included a contingent earnout payment of $2.0 million in cash, if the acquired assets generated 2016 revenues of at least $15.6 million. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company recorded the funds on the accompanying unaudited condensed consolidated balance sheets as a receivable from earnout escrow.  These funds were received during the nine months ended September 30, 2017.

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

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company’s property or equipment at September 30, 2017.

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

The Company recognized impairment charges of $16.6 million and $0.5 million on intangible assets during the nine months ended September 30, 2017 and 2016, respectively. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 6, “Intangible Assets” for further details.

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

The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full balance for that unit, during the nine months ended September 30, 2017. There was no impairment of goodwill during the nine months ended September 30, 2016. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” for further details.

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

Core Consumer Segment

magicJack Devices

 magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay was 30 days and 90 days for the three and nine months ended September 30, 2017 and 2016, respectively. The Company defers revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which the Company recognizes the revenue from device sales ratably over the remaining initial access right period.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company also accepts returns of battery powerbanks for mobile devices within 30 days of sale. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the three and nine months ended September 30, 2017 and 2016, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

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

SMB Segment

The SMB segment provided phone equipment and services that were interdependent and not sold separately. As such they were accounted for as a combined unit of accounting under ASC 605-25.  Some agreements included a refund period or a promotion for free introductory service.  Revenue recognition was deferred for either period, after which the Company recognized the revenue for the combined unit ratably over the remaining service period.  Revenues from this segment were not significant for the three and nine months ended September 30, 2016.  The SMB segment did not generate significant revenue for the three months ended March 31, 2017.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.7 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively. Starting in the second quarter of 2017, these amounts include SMB.

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

SMB Segment

Costs of revenue for the SMB segment included direct costs of providing the services, which were expensed as incurred, and costs for phone equipment, which were recognized ratably over the service period.  Costs of revenue from this segment were not significant for the three and nine months ended September 30, 2016. The SMB segment did not incur significant costs of revenue for the three months ended March 31, 2017.

Marketing Expenses

Marketing expenses consist primarily of advertising media buys for television commercials, internet and print advertising, marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Advertising media buys	$550	$1,556	$2,469	$3,056
Marketing personnel related	586	668	1,806	1,287
Other marketing projects	797	456	2,185	1,316
Total marketing expenses	$1,933	$2,680	$6,460	$5,659

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

Share-based Compensation

Share-based compensation generally consists of option grants or ordinary share and restricted stock awards to directors, officers, employees or consultants. We account for share-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", which requires companies to estimate the fair value of equity-based payment awards on the date of grant based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. Refer to Note 12, “Share-Based Compensation” for further details.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $15 thousand and $44 thousand during the three and nine months ended September 30, 2017, respectively. The Company increased the valuation allowance by $0.3 million and decreased the valuation allowance by $0.2 million during the three and nine months ended September 30, 2016, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that are not more likely than not, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by a decrease of $20 thousand and an increase of $1.6 million in the three and nine months ended September 30, 2017, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by an increase of $0.3 million and $1.5 million in the three and nine months ended September 30, 2016, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2017 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At September 30, 2017, the estimated annual effective income tax rate is expected to approximate 22.0%, excluding discrete tax items, which includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Comprehensive Income

Comprehensive income attributable to common shareholders, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There were no items of comprehensive income in the nine months ended September 30, 2017 and 2016.

Earnings (Loss) per Share Attributable to Common Shareholders

Net income or loss per share attributable to the Company’s common shareholders – basic, is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. Net income or loss per share attributable to the Company’s common shareholders – diluted, is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of options to purchase ordinary shares or the vesting of restricted stock.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which is the new ASC 606. The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. On July 9, 2015, the FASB deferred the effective dates of the standard by one year. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, but cannot precede the original effective date (annual and interim reporting periods beginning after December 15, 2016). The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period presented. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to provide clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing” to clarify the guidance for identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB also issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides narrow scope improvements and technical expedients on assessing collectibility, presentation of sales taxes, evaluating contract modifications and completed contracts at transition and the disclosure requirement for the effect of the accounting change for the period of adoption. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606” which made minor corrections and improvements to certain narrow aspects of the guidance. The Company will adopt the requirements of the new standard in the first quarter of 2018 and has preliminarily selected the modified retrospective transition method. Under this method, the standard will be applied only to the most current period presented and the cumulative effect of applying the standard will be recognized at the date of initial application.  The Company is also considering optional practical expedients related to applying the new standard to its costs of obtaining contracts and to its portfolios of contracts. The Company is reviewing its accounting policies, processes, and system requirements and has engaged consultants to assist with and document the analysis as well as the implementation of any required changes. The Company is also evaluating the potential impact on the Company’s financial condition, results of operations and cash flows, as well as its financial statement disclosures. The Company anticipates completing its assessment by December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 changed the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefits or expenses in the quarterly Financial Statements. The standard also requires companies to record a windfall tax benefit when it arises, subject to normal valuation allowance considerations, instead of delaying recognition until the benefit reduces current taxes payable. The Company adopted ASU 2016-09 on a prospective basis in the first quarter of 2017. For the nine months ended September 30, 2017, this adoption had no tax impact to the Company.  The Company will continue to monitor this for each reporting period going forward.

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

NOTE 3 – IMPAIRMENT OF INTANGIBLE ASSETS, INCLUDING GOODWILL

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of September 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.

As was previously disclosed in the Company’s Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the February 2017 hiring of a new Chief Operating Officer for the segment and the hiring of additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and the new Executive Management team completed a comprehensive review of the Enterprise segment’s business prospects and through this process revised the projections for its operating results downward.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and management anticipates the loss of another one of the Enterprise segment’s significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment’s revenue in 2016.  Management considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of its long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing its revised projections for Broadsmart.

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

	September 30, 2017	December 31, 2016

Raw materials	$648	$1,455
Finished goods	1,399	2,986
Total	$2,047	$4,441

The Company (recovered) wrote-off obsolete inventory of approximately ($33) thousand and $146 thousand during the three months ended September 30, 2017 and 2016, respectively, and $370 thousand and $229 thousand during the nine months ended September 30, 2017 and September 30, 2016, respectively. Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2017	2016

Switches	3 - 15	$9,877	$9,699
Computers	3	2,619	2,866
Furniture	5 - 7	201	269
Leasehold-improvements	*	847	893
Accumulated depreciation		(10,470)	(9,922)
Total		$3,074	$3,805

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended September 30, 2017 and 2016 was $0.3 million. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $1.0 million and $0.9 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

	Estimated Useful Lives (in years)	September 30, 2017				December 31, 2016
		Gross Carrying	Accumulated Amortization		Weighted- Average Life	Gross Carrying	Accumulated Amortization		Weighted- Average Life
		Amount		Net		Amount		Net

Technology	3 - 17	$3,110	$(2,944)	$166	4.51	$3,110	$(2,854)	$256	4.71
Intellectual property rights	3 - 17	14,162	(11,671)	$2,491	4.46	14,162	(10,794)	3,368	4.87
Covenants not-to-compete and not-to-sue	2 - 5	2,185	(2,129)	$56	1.67	2,185	(2,107)	78	3.17
Tradename	3 - 6	131	(131)	$-	-	131	(131)	-	-
Customer relationships	5 - 10	4,900	(766)	$4,134	8.46	22,600	(2,249)	20,351	9.21
Backlog	1	800	(800)	$-	-	800	(800)	-	-
Software license	10	2,297	(386)	$1,911	1.70	1,207	(80)	1,127	8.00
Process know how	5	400	(32)	$368	5.50	1,100	(87)	1,013	6.08
Other		-		$-	-	-	-	-	-
Intangible assets subject to amortization		27,985	(18,859)	9,126		45,295	(19,102)	26,193

Tradename		1,700	-	$1,700	N/A	2,600	-	2,600	N/A
Domain names		51	-	$51	N/A	61	-	61	N/A
Total intangible assets		$29,736	$(18,859)	$10,877		$47,956	$(19,102)	$28,854

Amortization expense for the three months ended September 30, 2017 and 2016 was $0.7 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $2.4 million and $2.7 million, respectively.

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of September 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017. Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the quarter ended March 31, 2017:

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

Based on the carrying value of identified intangible assets recorded at September 30, 2017, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2017	$687
2018	2,231
2019	1,619
2020	1,079
2021	766
Thereafter	2,744
$9,126

NOTE 7 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017, were as follows (in thousands):

	Nine Months Ended September 30, 2017
	Core Consumer	Enterprise	SMB	Other	Consolidated

Balance, beginning of period	$32,304	$14,881	$-	$-	$47,185
2017 impairment	-	(14,881)	-	-	(14,881)
Balance, end of period	$32,304	$-	$-	$-	$32,304

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were no impairment indicators as of September 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

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

Deferred revenues were comprised of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016

magicJack devices	$5,801	$7,962
Access right renewals	34,034	36,515
Mobile apps	716	808
Prepaid minutes	2,301	2,851
Other	120	371
Deferred revenue, current	42,972	48,507

Deferred revenue, non-current*	40,071	44,201
Total deferred revenue	$83,043	$92,708

* Deferred revenue, non-current, is comprised entirely of deferred revenues originating from the sale of access right renewals.

Costs necessary to fulfill the Company’s obligations to provide VoIP telephone service to new and existing customers who have purchased magicJack devices, mobile apps or renewed access rights are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.4 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and $7.5 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively. For the Enterprise segment, such costs were approximately $0.6 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $1.9 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three and nine months ended September 30, 2016 and the three months ended March 31, 2017.

Deferred revenues as of September 30, 2017 are expected to be recognized in future years as follows (in thousands):

Recognition Period	Estimated Recognition of Deferred Revenues

Next 12 months	$42,972
13-24 Months	16,698
25-36 Months	10,769
37-48 months	6,702
49-60 Months	3,268
61+ Months	2,634
$83,043

NOTE 9 – OTHER LIABILITIES

As of September 30, 2017 and December 31, 2016, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $12.1 million and $10.4 million, respectively.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its then Chief Executive Officer, Gerald Vento, and its then Chief Financial Officer, Jose Gordo (together, “the Defendants”), in the United States District Court for the Southern District of New York. Thereafter, on August 18, 2016, the Plaintiff filed an Amended Complaint.  The Amended Complaint alleges that the Company and Mr. Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The Plaintiff asserted claims that (i) the Company and Mr. Gordo violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 10b-5; and (ii) that Mr. Vento and Mr. Gordo violated Section 20(a) of the Exchange Act by virtue of their control over the Company.  For himself and for the class, the Plaintiff seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Defendants answered the Amended Complaint on December 23, 2016.  On June 23, 2017, the parties agreed in principle to a mediated settlement in which the Defendants would pay $3,650,000 to settle all claims, while denying all claims and allegations against them by the Plaintiff   subject to negotiation of a definitive Stipulation of Settlement, which would then have to be approved by the Court. The parties thereafter entered into a definitive Stipulation of Settlement.  On September 29, 2017, the court entered an order granting preliminary approval to the settlement and scheduled a final hearing on approval of the settlement for January 19, 2018. The Company has insurance coverage applicable to this settlement with a retention amount of $1.0 million. As of September 30, 2017, the Company has accrued $0.3 million of expense, reflecting anticipated future expenditures for the remaining deductible under its insurance coverage.

On August 11, 2017, a putative class action lawsuit was filed against the Company and its Board of Directors in the United States District Court for the Southern District of Florida.  The complaint alleges claims against the Company and its Board of Directors for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from statements in the April 2017 Proxy and the July 2017 Proxy that allegedly misrepresented material facts. The Company has not responded to the initial complaint but plans to file a motion to dismiss.  The Company believes that the case is without merit and cannot estimate the amount of potential liability, if any, that could arise from this issue.  The Company does not believe that the case will have a material adverse effect on its business, operating results, financial condition or cash flows.

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

The Company is currently under examination for potential state tax liabilities.  On June 8, 2017, the Company offered to settle the examinations for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis. As of September 30, 2017, the Company has not reached agreement with the taxing authority.

NOTE 11 –TREASURY STOCK

In January 2017, the Company reclassified 16,666 shares previously issued out of treasury stock as they had been issued as new ordinary shares. In April 2017, the Company issued 6,996 of its ordinary shares held as treasury shares with a cost of $86 thousand, or $12.32 per share, to Board members as a result of restricted stock vesting. In May 2017, the Company issued 76,211 of its ordinary shares held as treasury shares with a cost of $939 thousand, or $12.32 per share, to an executive officer as a result of restricted stock vesting. In May 2017, the Company purchased 20,844 of its ordinary shares at $6.50 per share, for an aggregate purchase price of approximately $135 thousand, in settlement of the withholding tax liability on the vesting of the restricted stock.

In August 2017, the Company issued 2,333 of its ordinary shares held as treasury shares with a cost of $29 thousand, or $12.32 per share, to a Board member as a result of restricted stock vesting.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share optionsand restricted stock as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with stockholders. The Company is currently granting share-based awards under the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). In July 2013, the shareholders approved the 2013 Plans at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock and ordinary shares. In April 2014 and July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of September 30, 2017, the aggregate number of shares subject to awards under the 2013 Plans, as amended, was 5,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and restricted stock for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Ordinary share options	$407	$408	$1,020	$1,866
Restricted stock	343	511	1,033	1,303
	$750	$919	$2,053	$3,169

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of revenues	$57	$24	$159	$53
Marketing	50	49	64	125
General and administrative	643	820	1,840	2,839
Research and development	-	26	(10)	152
	$750	$919	$2,053	$3,169

The decrease in share-based compensation is due primarily to forfeitures related to reduced headcount and awards that fully vested in prior periods.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2016, and nine months ended September 30, 2017 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2016	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(2,500)	$3.96
Forfeited	(34,740)	$8.83
Expired or cancelled	(109,168)	$13.57
December 31, 2016	3,488,059	$11.13	3.11	$-
Granted	2,896,304	$9.42
Exercised	-	$-
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	(276,436)	$11.01
Outstanding at September 30, 2017 (unaudited)	3,606,313	$9.78	3.80	$-
Vested at September 30, 2017 (unaudited)	710,009	$11.24	0.75	$-

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

Share-based compensation expense recognized for ordinary share options was approximately $0.4 million for the three months ended September 30, 2017 and 2016, and $1.0 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively. No ordinary share options were exercised during the nine months ended September 30, 2017. The total intrinsic value of ordinary share options exercised during the nine months ended September 30, 2016 was $6 thousand. As of September 30, 2017, there was approximately $5.7 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 2.42 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation".  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company granted 2,896,304 ordinary share options during the nine months ended September 30, 2017 with a weighted average fair value of $2.14. The Company granted 1,107,040 ordinary share options during the nine months ended September 30, 2016 with a weighted average fair value of $2.75.  The grants were measured using the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected term (in years)	3.22 to 3.50	3.50
Dividend yield	0.00%	0.00%
Expected volatility	48.88%	52.15% to 52.47%
Risk free interest rate	1.53% to 1.63%	0.95% to 1.13%
Forfeiture rate	0.00%	0.00%

Restricted Stock

The Company may also award restricted stock to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination of service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. During the nine months ended September 30, 2017 and 2016 the Company granted 276,890 and 295,305 restricted stock awards, respectively, under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock award activity for the nine months ended September 30, 2017:

		Average
	Number of Shares	Fair Value
		at Grant Date
December 31, 2016	482,085	$7.70
Granted	276,890	$8.08
Vested	(85,543)	$12.17
Forfeited	(248,876)	$7.45
Non-vested at September 30, 2017	424,556	$7.37

Share-based compensation expense recognized for restricted stock was approximately $0.3 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $2.5 million in unrecognized share-based compensation costs related to restricted stock. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining vesting period of 0.57 years.

NOTE 13 – INCOME TAXES

Total income tax expense (benefit) was $1.6 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and ($7.2) million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. The calculation of the Company’s effective income tax rate for the three and nine months ended September 30, 2017 and 2016 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Income before income taxes	$4,025	$5,427	$(29,405)	$13,878
Income tax expense (benefit)	1,574	2,205	(7,194)	7,407
Effective income tax rate	39.11%	40.63%	24.47%	53.37%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is lower than the Company’s U.S. federal income tax rate of 34% as of September 30, 2017.

For the three months ended September 30, 2017, the Company recorded income tax expense of $1.6 million, which is higher than the expected tax expense of $1.4 million, using the statutory income tax rate of 34% due to reductions in the Company’s deferred tax assets related to the forfeiture of options totaling $0.5 million and other smaller discrete items. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations

For the nine months ended September 30, 2017, the Company recorded an income tax benefit of ($7.2) million, which is lower than the expected tax benefit of ($10.0) million, using the statutory rate of 34%, due, in part, to revaluations of the Israel net operating loss carryforwards of ($0.8) million, increases to uncertain tax positions of $1.8 million, and a reduction to deferred tax assets related to surrender of stock options and option forfeitures of $2.8 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

NOTE 14 – NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Net income (loss) attributable to common shareholders per share – basic, is calculated by dividing net (loss) income attributable to the Company’s common shareholders (the “Numerator”), by the weighted average number of common shares outstanding during the period, (the “Denominator”). Net (loss) income attributable to common shareholders per share – diluted, is computed by increasing the basic denominator to include the number of ordinary shares that would have been issued if the Company’s dilutive potential common shares had been exercised or vested.  The Company’s potential common shares are the share-based awards (ordinary share options and restricted stock) discussed in Note 12, “Share-Based Compensation”.

The Company calculates the diluted denominator using the treasury stock method, which assumes that all exercise proceeds are used to repurchase common shares, reducing the net number of shares to be added. Share-based awards only have a dilutive effect when the average stock price for the period exceeds their exercise price (“in the money”) and the entity has net income.

The following table presents the computation of basic and diluted net (loss) income per common share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$2,451	$3,399	$(22,211)	$6,952

Denominator:
Denominator for basic net income per share -
weighted average ordinary shares outstanding	16,114	15,857	16,076	15,786
Effect of dilutive share-based awards outstanding	-	6	-	141
Effect of dilutive share-based awards vested,
exercised or expired during the period	-	2	-	8
Denominator for diluted net income per share -
weighted average ordinary shares outstanding	16,114	15,865	16,076	15,935

Net income (loss) per common share attributable to
common shareholders:
Basic	$0.15	$0.21	$(1.38)	$0.44
Diluted	$0.15	$0.21	$(1.38)	$0.44

Anti-dilutive share-based awards not included above	4,030,869	3,835,350	4,030,869	2,836,850

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

Neither of the contingent payments had been made as of September 30, 2017. The $0.2 million is included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company recorded a $2.0 million receivable from earnout escrow and a gain on mark-to-market in the accompanying unaudited condensed consolidated balance sheets and statements of operations.

On June 23, 2017, the founders of Broadsmart left the Company.  On August 4, 2017, the Company reached a mutual agreement with the founders that included release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earn-out amount.  The remaining $2.0 million will remain in escrow until March 2019, pursuant to the provisions of the purchase agreement, to cover potential claims by the Company for telecommunications taxes.  During the nine months ended September 30, 2017, the Company collected both escrow amounts.  The $1.0 million was recorded as a gain on mark-to-market, less amounts due from the founders and the $2.0 million receivable from earnout escrow was removed.

The agreement also provided that the Company will execute an agreement to acquire certain assets of North American Telecommunications Inc. (“NATC”) for $10 thousand, subject to any required regulatory approvals.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the nine months ended September 30, 2016, as if the acquisition of Broadsmart had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Nine Months Ended
September 30, 2016
Net revenues	$76,113

Net income	$6,878

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

Historically, the Company has not had separate reportable segments. However, with the acquisition of Broadsmart and the founding of the SMB business during 2016, management evaluated each of these new business lines separately and determined that the Company had separate reportable segments – “Core Consumer,” “Enterprise” and “SMB”. These segments were organized by the products and services that are sold and the customers that are served.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, the SMB segment will not show activity for periods after March 31, 2017.  The below table includes an “Other” segment to capture the Company’s interest in a joint venture that does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

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

Other

This segment included the Company’s 60% controlling interest in a joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and on June 30, 2017 the Company sold its remaining interest to the unrelated third party. The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment. As such, it was included in the “Other” segment.

Selected information for the three and nine month periods ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 is presented by reportable segment below (in thousands):

	For the Three Months Ended September 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$19,010	-	$19,010	2,691	-	(44)	$21,657
Cost of revenues	6,099	-	6,099	1,731	-	-	7,830
Gross profit (loss)	12,911	-	12,911	960	-	(44)	13,827

Marketing	1,563	-	1,563	370	-	-	1,933
General and
administrative	6,656	-	6,656	718	-	(44)	7,330
Impairment of goodwill
and intangible assets	-	-	-	-	-	-	-
Research and
development	1,472	-	1,472	5	-	-	1,477
Gain on mark-to-market	(894)	-	(894)	-	-	-	(894)
Operating expenses	8,797	-	8,797	1,093	-	(44)	9,846

Operating income (loss)	4,114	-	4,114	(133)	-	-	3,981

Other Data:
Depreciation expense	$254	-	$254	67	-	-	$321
Amortization expense	$472	-	$472	184	-	-	$656

	For the Nine Months Ended September 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$58,774	116	$58,890	8,462	-	(117)	$67,235
Cost of revenues	19,441	131	19,572	5,875	-	-	25,447
Gross profit (loss)	39,333	(15)	39,318	2,587	-	(117)	41,788

Marketing	4,525	1,089	5,614	846	-	-	6,460
General and
administrative	25,930	1,056	26,986	2,830	-	(117)	29,699
Impairment of goodwill
and intangible assets	-	-	-	31,527	-	-	31,527
Research and
development	3,836	596	4,432	6	-	-	4,438
Gain on mark-to-market	(894)	-	(894)	-	-	-	(894)
Operating expenses	33,397	2,741	36,138	35,209	-	(117)	71,230

Operating income (loss)	5,936	(2,756)	3,180	(32,622)	-	-	(29,442)

Other Data:
Depreciation expense	$790	21	$811	175	-	-	$986
Amortization expense	$1,196	-	$1,196	1,215	-	-	$2,411

	September 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	$32,304	-	-	-	$32,304
Total assets	$123,257	-	$123,257	20,140	-	(33)	$143,364

	For the Three Months Ended September 30, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$21,752	19	$21,771	2,862	5	(66)	$24,572
Cost of revenues	7,174	32	7,206	2,264	39	-	9,509
Gross profit (loss)	14,578	(13)	14,565	598	(34)	(66)	15,063

Marketing	1,441	1,026	2,467	67	146	-	2,680
General and
administrative	4,610	1,538	6,148	795	266	(66)	7,143
Impairment of goodwill
and intangible assets	498	-	498	-	-	-	498
Research and
development	913	401	1,314	-	-	-	1,314
Gain on mark-to-market	(2,000)	-	(2,000)	-	-	-	(2,000)
Operating expenses	5,462	2,965	8,427	862	412	(66)	9,635

Operating income (loss)	9,116	(2,978)	6,138	(264)	(446)	-	5,428

Other Data:
Depreciation expense	$264	17	$281	50	-	-	$331
Amortization expense	$364	-	$364	633	-	-	$997

	For the Nine Months Ended September 30, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$67,299	19	$67,318	6,309	11	(66)	$73,572
Cost of revenues	22,469	46	22,515	4,993	48	-	27,556
Gross profit (loss)	44,830	(27)	44,803	1,316	(37)	(66)	46,016

Marketing	3,762	1,400	5,162	144	353	-	5,659
General and
administrative	16,834	4,584	21,418	2,168	810	(66)	24,330
Impairment of goodwill
and intangible assets	498	-	498	-	-	-	498
Research and
development	2,890	766	3,656	-	5	-	3,661
Gain on mark-to-market	(2,000)	-	(2,000)	-	-	-	(2,000)
Operating expenses	21,984	6,750	28,734	2,312	1,168	(66)	32,148

Operating income (loss)	22,846	(6,777)	16,069	(996)	(1,205)	-	13,868

Other Data:
Depreciation expense	$725	20	$745	114	-	-	$859
Amortization expense	$1,267	-	$1,267	1,384	-	-	$2,651

	December 31, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	$32,304	14,881	-	-	$47,185
Total assets	$142,870	(9,447)	$133,423	40,839	255	-	$174,517

Prior year allocations have been reclassified to conform to current year presentation.

NOTE 17 – SUBSEQUENT EVENTS

On November 9, 2017, the Company entered into a definitive agreement with B. Riley Financial, Inc. under the terms of which, B. Riley Financial has agreed to purchase all of the outstanding ordinary shares of the Company for $8.71 per share in a merger transaction.  The agreement is contingent upon shareholder and regulatory approval in the United States and Israel.  For additional information, please refer to the Company’s Current Report on Form 8-K filed on November 9, 2017.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016, as well as our Annual Report on Form 10-K for the year ended December 31, 2016. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

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

Effective March 9, 2017, the Board of Directors appointed Don C. Bell III, as  Chief Executive Officer, replacing the retiring Gerald Vento.  In conjunction with this change, the Board also approved the appointment of Thomas Fuller as Senior Vice President Finance and subsequently approved him assuming the role of Chief Financial Officer effective May 11, 2017, replacing Jose Gordo. Additionally, the Board approved the appointment of Kristin Beischel as Chief Marketing Officer and Dvir Salomon as Chief Technology Officer. Furthermore, on May 22, 2017, Don Burns, the Chairman of our Board, resigned, and the Board approved Izhak Gross as his successor.

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

Approximately 85% and 86% of our consolidated revenues in the three and nine months ended September 30, 2017, respectively, were from sales to customers located in the United States. Approximately 90% of our consolidated revenues in the three and nine months ended September 30, 2016, were from sales to customers located in the United States.

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

The results for the nine months ended September 30, 2017 may not be indicative of the results for the entire year ending December 31, 2017. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017.

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

As part of our quarterly impairment review for intangible assets with indefinite lives, including goodwill, we determined there were no impairment indicators as of September 30, 2017; however, there were impairment indicators at the Enterprise segment as of March 31, 2017.

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

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the nine months ended September 30, 2017 (in thousands).

	September 30,	December 31,
	2017	2016	Change
	(Unaudited)
Cash and cash equivalents	$51,254	$52,394	$(1,140)	(2.2)%
Inventories	$2,047	$4,441	$(2,394)	(53.9)
Prepaid income taxes	$2,374	$527	$1,847	350.5
Receivable from earnout escrow	$-	$2,000	$(2,000)	(100.0)
Intangible assets, net	$10,877	$28,854	$(17,977)	(62.3)
Goodwill	$32,304	$47,185	$(14,881)	(31.5)
Deferred tax asset	$34,478	$26,568	$7,910	29.8
Income tax payable	$-	$1,527	$(1,527)	(100.0)
Accrued expenses and other current liabilities	$6,049	$8,426	$(2,377)	(28.2)
Total deferred revenue	$83,043	$92,708	$(9,665)	(10.4)
Other non-current liabilities	$12,529	$10,866	$1,663	15.3

During the nine months ended September 30, 2017, cash and cash equivalents decreased $1.1 million, primarily reflecting estimated tax payments for fiscal 2016, personnel related disbursements including payment of  2016 accrued bonus, and severance payments related to the restructuring of the SMB business, costs associated with changes to our customer service team and the change in executive management team, investment in the SMB business, and legal fees and other costs associated with our response to activist shareholder initiatives, the strategic process and other ongoing litigation matters. These decreases were partially offset by the receipt of the $2.0 million receivable from the earn-out escrow and an additional $1.0 million in escrow funds related to the Broadsmart acquisition. Refer to Note 15, “Broadsmart Acquisition” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the nine months ended September 30, 2017, inventories decreased $2.4 million reflecting a $0.4 million write-down of obsolete inventory components and reduced purchases of magicJack devices reflecting lower year-over-year sales volumes.

During the nine months ended September 30, 2017, prepaid income taxes increased $1.8 million primarily due to a $3.0 million estimated federal tax payment made during the first quarter which was partially offset by the receipt of a $0.9 million state tax refund.

During the nine months ended September 30, 2017, receivable from earnout escrow decreased $2.0 million due to collection of the escrow funds.

During the nine months ended September 30, 2017, intangible assets decreased $18.0 million. The decrease in intangible assets is primarily attributable to the $16.6 million impairment of intangible assets for the Enterprise reporting unit, and $2.4 million in amortization expense, partially offset by $1.1 million in acquisitions. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 6, “Intangible Assets,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the nine months ended September 30, 2017, goodwill decreased $14.9 million due to the impairment of goodwill for the Enterprise reporting unit. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the nine months ended September 30, 2017, deferred tax asset increased $7.9 million due primarily to the $31.5 million impairment of intangible assets, including goodwill, for the Enterprise reporting unit.   Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets,” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details. This increase was partially offset by the surrender of stock options from two former executive officers and forfeitures of options by other executives. Refer to Note 12, “Share-based Compensation” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

During the nine months ended September 30, 2017, income tax payable decreased $1.5 million reflecting the $3.0 million estimated tax payment for the prior year noted above and the current year to date income tax benefit not generating any new tax liability.

During the nine months ended September 30, 2017, accrued expenses and other current liabilities decreased $2.4 million due primarily to the following items that were accrued for as of December 31, 2016 that were satisfied during the nine months ended September 30, 2017; (i) a $0.6 million accrual for retailer promotions, (ii) a $0.6 million payroll accrual related to restricted stock vestings, (iii) a $0.5 million accrual for in-transit inventory, and (iv) $0.6 million in accrued expenses related to the SMB business.

During the nine months ended September 30, 2017, total deferred revenue decreased $9.7 million due primarily to the recognition of 2016 deferred revenue exceeding the deferral associated with 2017 sales.

During the nine months ended September 30, 2017, other non-current liabilities increased $1.7 million due primarily to a $1.8 million increase in the uncertain tax provision.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our net revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended September 30,		2017 Compared to		Nine Months Ended September 30,		2017 Compared to
	2017	2016	2016		2017	2016	2016
Net Revenues
Sale of magicJack devices	$2,608	$2,849	$(241)	(8.5)%	$7,954	$9,641	$(1,687)	(17.5)
Access right renewals	12,778	14,456	(1,678)	(11.6)	39,328	44,464	(5,136)	(11.6)
Shipping and handling	297	228	69	30.3	1,012	609	403	66.2
magicJack-related products	1,126	1,638	(512)	(31.3)	3,723	4,082	(359)	(8.8)
Prepaid minutes	1,111	1,390	(279)	(20.1)	3,490	4,606	(1,116)	(24.2)
Access and wholesale charges	897	1,158	(261)	(22.5)	2,944	3,898	(954)	(24.5)
UCaaS	2,646	2,830	(184)	(6.5)	8,344	6,243	2,101	33.7
Other	194	23	171	*	440	29	411	*
Total Net Revenue	21,657	24,572	(2,915)	(11.9)	67,235	73,572	(6,337)	(8.6)

Cost of Revenues
Cost of devices and related
products	1,701	2,325	(624)	(26.8)	6,285	6,450	(165)	(2.6)
Shipping and handling	273	481	(208)	(43.2)	1,094	1,310	(216)	(16.5)
Credit card processing fees	396	441	(45)	(10.2)	1,273	1,405	(132)	(9.4)
Network and carrier charges	2,436	2,866	(430)	(15.0)	7,510	9,601	(2,091)	(21.8)
UCaaS	1,731	2,264	(533)	(23.5)	5,875	4,993	882	17.7
Other	1,293	1,132	161	14.2	3,410	3,797	(387)	(10.2)
Total Cost of Revenues	7,830	9,509	(1,679)	(17.7)	25,447	27,556	(2,109)	(7.7)
Gross Profit	13,827	15,063	(1,236)	(8.2)	41,788	46,016	(4,228)	(9.2)

Operating expenses:
Marketing	1,933	2,680	(747)	(27.9)	6,460	5,659	801	14.2
General and administrative	7,330	7,143	187	2.6	29,699	24,330	5,369	22.1
Impairment of goodwill and
intangible assets	-	498	(498)	(100.0)	31,527	498	31,029	*
Research and development	1,477	1,314	163	12.4	4,438	3,661	777	21.2
Gain on mark-to-market	(894)	(2,000)	1,106	55.3	(894)	(2,000)	1,106	55.3
Total operating expenses	9,846	9,635	211	2.2	71,230	32,148	39,082	121.6
Operating income	3,981	5,428	(1,447)	(26.7)	(29,442)	13,868	(43,310)	(312.3)

Other income (expense):
Interest and dividend income	42	5	37	*	65	21	44	*
Interest expense	-	-	-	*	-	-	-	*
Other income (expense), net	2	(6)	8	*	(28)	(11)	(17)	*
Total other income (expense)	44	(1)	45	*	37	10	27	*
(Loss) income before
income taxes	4,025	5,427	(1,402)	(25.8)	(29,405)	13,878	(43,283)	(311.9)
Income tax (benefit) expense	1,574	2,205	(631)	(28.6)	(7,194)	7,407	(14,601)	(197.1)
Net (loss) income	$2,451	$3,222	$(771)	(23.9)	$(22,211)	$6,471	$(28,682)	(443.2)

* - Not meaningful.

Core Consumer Segment

	Three Months Ended September 30,		2017 Compared to		Nine Months Ended September 30,		2017 Compared to
	2017	2016	2016		2017	2016	2016
Net Revenues	$19,010	$21,771	$(2,761)	(12.7)%	$58,890	$67,318	$(8,296)	(12.3)
Cost of revenues	6,100	7,206	(1,106)	(15.3)	19,573	22,515	(2,942)	(13.1)
Gross Profit	12,910	14,565	(1,655)	(11.4)	39,317	44,803	(5,354)	(12.0)

Operating expenses:
Marketing	1,563	2,467	(904)	(36.6)	5,614	5,162	452	8.8
General and administrative	6,656	6,148	508	8.3	26,986	21,418	5,700	26.8
Impairment of goodwill and							-
intangible assets	-	498	(498)	(100.0)	-	498	(498)	(100.0)
Research and development	1,472	1,314	158	12.0	4,432	3,656	776	21.2
Gain on mark-to-market	(894)	(2,000)	1,106	55.3	(894)	(2,000)	1,106	55.3
Total operating expenses	8,797	8,427	370	4.4	36,138	28,734	7,536	26.3
Operating income	4,113	6,138	(2,025)	(33.0)	3,179	16,069	(12,890)	(80.2)

Enterprise Segment

	Three Months Ended September 30,		2017 Compared to		Nine Months Ended September 30,		2017 Compared to
	2017	2016	2016		2017	2016	2016
Net Revenues	$2,691	$2,862	$(171)	(6.0)%	$8,462	$6,309	$2,153	34.1
Cost of revenues	1,731	2,264	(533)	(23.5)	5,875	4,993	882	17.7
Gross Profit	960	598	362	60.5	2,587	1,316	1,271	96.6

Operating expenses:
Marketing	370	67	303	452.2	846	144	702	487.5
General and administrative	718	795	(77)	(9.7)	2,830	2,168	662	30.5
Impairment of goodwill and
intangible assets	-	-	-	-	31,527	-	31,527	100.0
Research and development	5	-	5	100.0	6	-	6	100.0
Total operating expenses	1,093	862	231	26.8	35,209	2,312	32,897	*
Operating income	(133)	(264)	131	49.6	(32,622)	(996)	(31,626)	*

Other Segment

	Three Months Ended September 30,		2017 Compared to		Nine Months Ended September 30,		2017 Compared to
	2017	2016	2016		2017	2016	2016
Net Revenues	$-	$5	$(5)	(100.0)%	$-	$11	$(11)	(100.0)
Cost of revenues	-	39	(39)	(100.0)	-	48	(48)	(100.0)
Gross Profit	-	(34)	34	100.0	-	(37)	37	100.0

Operating expenses:
Marketing	-	146	(146)	(100.0)	-	353	(353)	(100.0)
General and administrative	-	266	(266)	(100.0)	-	810	(810)	(100.0)
Research and development	-	-	-	-	-	5	(5)	(100.0)
Total operating expenses	-	412	(412)	(100.0)	-	1,168	(1,168)	(100.0)
Operating income	-	(446)	446	100.0	-	(1,205)	1,205	100.0

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

•
Access right renewals and mobile apps – represent revenues from customers purchasing rights to access our servers beyond the access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period: Represent revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack Spark which are recognized ratably over the access right period;

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

Components of Cost of Revenues

Our cost of revenues is comprised of the following components:

•
Cost of devices and related products – represent the costs of components and manufacturing of the magicJack devices, as well as production, packaging and other inventory-related costs and broker commissions on devices and mobile apps. The costs of the magicJack devices and mobile apps are recognized over the initial access right period. The cost of battery powerbanks is expensed as incurred;

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Net Revenues

Total net revenue was $21.7 million and $24.6 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $2.9 million, or 11.9%. The decrease was primarily attributable to the following:

•	$1.7 million decrease in access right renewal revenues due to customer churn, promotional offers and the number of long-term renewals in the customer base that are at lower average annual revenues;

•	$0.5 million decrease in revenues from magicJack related products primarily due to discontinuing the sale and promotion of the powerbank in the third quarter of 2017;

•	$0.3 million decrease in revenues from prepaid minutes reflecting declining usage levels; and

•	$0.3 million decrease in revenues from access and wholesale charges primarily due to lower network traffic.

For the three months ended September 30, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 60% and 56%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 40% and 44%, respectively, of magicJack devices sold. For the three months ended September 30, 2017 and 2016, no retailer accounted for more than 10% of our consolidated net revenue.

Cost of Revenues

Total cost of revenues was $7.8 million and $9.5 million for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of approximately $1.7 million, or 17.7%.

•
This decrease in cost of revenues was primarily attributable to: (i) a $0.6 million decrease in cost of devices and related products reflecting lower sales, (ii) a $0.4 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, and (iii) $0.5 million decrease in UCaaS related cost of goods sold, reflecting lower amortization expense due to the write-off of intangible assets in the first quarter of 2017 and cost savings associated with the ongoing integration of the UCaaS business with the Company’s network infrastructure.

Operating Expenses

Total operating expenses were $9.8 million and $9.6 million for three months ended September 30, 2017 and 2016, respectively, representing an increase of $0.2 million, or 2.2%. This change in operating expenses is primarily attributable to:

•
a $1.1 million decrease in unusual gains on mark-to-market related to Broadsmart, Refer to Note 15, “Broadsmart Acquisition” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

•	offset by

i.	a $0.7 million decrease in marketing expenses primarily related to marketing spend in the SMB business of $1.0 million during 2016 that was non-recuring in 2017.

ii.	a $0.5 million impairment charge in the Core Consumer segment in 2016 that was non-recuring in 2017.

Income Taxes

Total income tax expense was $1.6 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively. The calculation of our effective income tax rate for the three months ended September 30, 2017 and 2016 was (in thousands):

	Three Months Ended
	September 30,
	2017	2016

Income before income taxes	$4,025	$5,427
Income tax expense	1,574	2,205
Effective income tax rate	39.11%	40.63%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 24% in 2017, which is set to decline to 23% in 2018, that is lower than our U.S. federal income tax rate anticipated to be 34% as of September 30, 2017.

For the three months ended September 30, 2017, we recorded income tax expense of $1.6 million, which is higher than the expected tax expense of $1.4 million, using the statutory income tax rate of 34% due primarily to reductions in our deferred tax assets related to the forfeiture of options totaling $0.4 million, and other smaller discrete items. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 22.0%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net Income Attributable to Common Shareholders

As a result of the foregoing items, net income attributable to common shareholders decreased to $2.5 million in the three months ended September 30, 2017, as compared to net income attributable to common shareholders of $3.4 million in the three months ended September 30, 2016. Net income attributable to common shareholders per diluted ordinary share was $0.15 for the three months ended September 30, 2017, as compared to net income attributable to common shareholders of $0.21 per diluted ordinary share in the prior year. The change was primarily due to declining revenue and lower gains on mark-to-market related to Broadsmart included in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Net Revenues

Total net revenue was $67.2 million and $73.6 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $6.3 million, or 8.6%. The decrease was primarily attributable to the following:

•
$1.7 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume, lower average revenue per unit sold due to promotional offers and a proposed consumer telecommunications tax settlement;

•	$5.1 million decrease in access right renewal revenues due to customer churn, promotional offers and the number of long-term renewals in the customer base that are at lower average annual revenues;

•	$1.1 million decrease in revenues from prepaid minutes resulting from declining usage levels; and

•	$1.0 million decrease in revenues from access and wholesale charges resulting from lower network traffic.

These decreases in components of net revenue were partially offset by i) an increase of $2.1 million in revenues from UCaaS reflecting a full nine months of revenue in the current year, ii) an increase of $0.4 million in shipping and handling and iii) an increase of $0.4 million in other revenues.

For the nine months ended September 30, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 52% and 54%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 48% and 46%, respectively, of magicJack devices sold. For the nine months ended September 30, 2017 and 2016, no retailer accounted for more than 10% of our consolidated net revenue.

Cost of Revenues

Total cost of revenues was $25.4 million and $27.6 million for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of approximately $2.1 million, or 7.7%.  The primary changes in cost of revenues were: (i) a $2.1 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, and (ii) $0.4 million decrease in other cost of revenues primarily attributable to a decrease in personnel related costs; partially offset by: i) a $0.9 million increase in UCaaS related cost of goods sold, reflecting a full nine months of operations.

Operating Expenses

Total operating expenses were $71.2 million and $32.1 million for nine months ended September 30, 2017 and 2016, respectively, representing an increase of $39.1 million, or 121.6%. This change in operating expenses is primarily attributable to:

•
A $31.0 increase in impairment of intangible assets consisting of a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment in 2017 compared to $0.5 million impairment of domain names and other intangibles in 2016. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

•
a $0.8 million increase in marketing expense, primarily related to increased advertising research in the Core Consumer segment and a shift from marketing the magicJack device to marketing magicJack Spark,

•	a $5.4 million increase in G&A expense due to several factors including:

i.
a $5.7 million increase in costs related to the Core Consumer segment, primarily composed of: a) a $3.3 million increase in personnel related expenses primarily reflecting severance and new executive officer compensation including sign-on bonuses, b) a $4.5 million increase in legal fees related to the response to activist shareholders, strategic process and other litigation matters, and c) a $0.4 million asset impairment related to our exit from our joint venture in the home consumer product market; partially offset by a $3.5 million decrease in costs related to SMB activity reflecting the scaling back of the Alpharetta location and

ii.	a $0.7 million increase in costs related to the Enterprise segment, primarily reflecting a full nine months of operations in the current year.

iii.	These increases were partially offset by a $0.8 million decrease in costs related to other initiatives.

•
a $0.8 million increase in R&D expense, primarily related to increases in personnel for the Core Consumer segment for product development of the new Spark mobile app and a new chip for future device upgrades.

•
A $1.1 million decrease in unusual gains on mark-to-market related to Broadsmart.  Refer to Note 15, “Broadsmart Acquisition” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Income Taxes

Total income tax (benefit) expense was ($7.2) million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. The calculation of our effective income tax rate for the nine months ended September 30, 2017 and 2016 was (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

(Loss) income before income taxes	$(29,405)	$13,878
Income tax (benefit) expense	(7,194)	7,407
Effective income tax rate	24.47%	53.37%

We primarily operate in the U.S. and Israel, and our Israeli operations are subject to a statutory income tax rate of 24% in 2017, which is set to decline to 23% in 2018, that is lower than our U.S. federal income tax rate anticipated to be 34% as of September 30, 2017.

For the nine months ended September 30, 2017, we recorded an income tax benefit of ($7.2) million, which is lower than the expected tax benefit of ($10.0) million, using the statutory income tax rate of 34% due, in part, to increases to uncertain tax positions of $1.8 million, and a reduction to our deferred tax assets related to the surrender of options by certain former executive officers and the forfeiture of options totaling $2.8 million, partially offset by revaluations of our Israel net operating loss carryforwards of ($0.8) million and other smaller discrete items. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2017 estimated annual effective tax rate is expected to approximate 22.0%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net (Loss) Income Attributable to Common Shareholders

As a result of the foregoing items, net (loss) income attributable to common shareholders decreased to a net loss of ($22.2) million in the nine months ended September 30, 2017, as compared to net income attributable to common shareholders of $7.0 million in the nine months ended September 30, 2016. Net loss attributable to common shareholders per diluted ordinary share was ($1.38) for the nine months ended September 30, 2017, as compared to net income attributable to common shareholders of $0.44 per diluted ordinary share in the prior year. The change was primarily due to the impairment of the Enterprise segment intangible assets, declining revenue in the Core business and an increase in operating expenses related to the Company’s response to activist shareholders and other legal matters as well as costs associated with management change.

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the nine months ended September 30, 2017. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve retention, invest in new product development and innovation, capitalize on our strong retail distribution, and optimize the marketing of our magicJack products.  During the three months ended September 30, 2017, we implemented initiatives to optimize auto-renewal and reduce breakage. We remain encouraged at the progress we have made. We believe that because of our brand awareness, our existing investment in mobile apps, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete in the fast-growing mobile second line market and build new revenue streams for the future.  We believe that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile Apps, or a combination of both.

During the nine months ended September 30, 2017, we continued steps to improve the operating results and bolster integration efforts for the Enterprise segment.   We continue to focus on improving customer churn and expanding Broadsmart sales channels.  In the first quarter of 2017, following a thorough review of the operations, sales pipeline, business practices and the current customer base, management re-evaluated the segment’s projections and made significant adjustments to future revenue growth assumptions. Because of the continued underperformance compared to projections and the anticipated customer churn, during the quarter ended March 31, 2017, we recognized a $31.5 million impairment on the intangible assets, including goodwill, of the Enterprise reporting unit. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of September 30, 2017, we had cash and cash equivalents of $51.3 million, investments of $0.4 million and net accounts receivable of $2.5 million. Our accounts payable at September 30, 2017 were $3.2 million.

During the nine months ended September 30, 2017, we generated operating cash flows of $0.3 million, as compared to $13.3 million for the nine months ended September 30, 2016. The $13.0 million decrease was primarily due to payment of $3.3 million in income taxes, declining sales in the core magicJack business during the nine months ended September 30, 2017, and higher general and administrative expenses, primarily reflecting costs associated with executive management changes, management’s response to activist shareholder initiatives and the strategic process. The net loss was ($22.2) million for the nine months ended September 30, 2017 as compared to net income of $6.5 million for the nine months ended September 30, 2016.

We currenty have approximately $51 million in cash and cash equivalents. The distribution of funds to shareholders is governed by Israeli law which places certain restrictions on a company’s ability to declare dividends, perform share buy-backs and make other cash distributions.  As an Israeli entity, the Company must comply with those restrictions, which would cause any such cash distribution or use of cash to be subject to significant delays.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $0.3 million and $13.0 million for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, net cash provided by operating activities was primarily attributable to:

•
($22.2) million of net loss, which included $31.0 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise reporting unit, (ii) $3.4 million of depreciation and amortization expense, (iii) $2.1 million of stock-based compensation expense, and (iv) a $1.8 million increase in uncertain tax positions, partially offset by a $7.9 million deferred income tax benefit;  and

•
Changes in operating assets and liabilities of (i) a $2.5 million increase in prepaid income taxes, (ii) a $0.7 million increase in deposits and other current assets, (iii) a $9.4 million decrease in deferred revenue, (iv) a $2.4 million decrease in accrued expenses and other current liabilities. and (v) a $1.0 million decrease in other non-current liabilities.  These items were partially offset by (i) a $0.6 million decrease in accounts receivable, ii) a $2.3 million decrease in inventory levels, iii) a $2.0 million decrease in receivable from earnout escrow and iv) a $0.6 million increase in accounts payable.

During the nine months ended September 30, 2016, net cash provided by operating activities was primarily attributable to:

•
$6.5 million of net income which included $7.6 million in non-cash items consisting primarily of (i) $3.2 million of stock-based compensation expense, (ii) $3.5 million of depreciation and amortization expense, (iii) a $0.5 million impairment of intangible assets, (iv) a $1.5 million increase in uncertain tax positions, and (v) a $0.6 million increase in deferred income tax provision, partially offset by a $2.0 million gain on mark-to-market related to the Broadsmart Earnout Payment;

•
Changes in operating assets and liabilities of (i) a $0.7 million decrease in accounts receivable; (ii) a $1.6 million decrease in inventory levels; (iii) a $2.2 million decrease in prepaid income taxes; (iv) a $1.5 million increase in accounts payable, and (v) a $1.8 million increase in income taxes payable. These items were partially offset by: (i) a $7.8 million decrease in deferred revenue; (ii) a $0.2 million decrease in accrued expenses and other current liabilities; (iii) a $0.2 million increase in deposits and other current assets; (iv) a $0.1 million decrease in other non-current liabilities, and (v) a $0.2 million increase in deferred costs.

Cash Flow – Investing Activities

Net cash used in investing activities was $1.3 million and $40.4 million for the nine months ended September 30, 2017, and 2016, respectively. Net cash used in investing activities during the nine months ended September 30, 2017 was primarily attributable to the acquisition of software licenses. Net cash used in investing activities during the nine months ended September 30, 2016 was primarily attributable to the acquisition of Broadsmart.

Cash Flow –Financing Activities

No significant cash was (used in) or provided by financing activities for the nine months ended September 30, 2017 and 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the Core business that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the quarter ended September 30, 2017, as part of the process of further integrating and consolidating the back-office function of the Enterprise segment with the Core business, the Company began the process of implementing changes to the accounts receivable and billing functions that it believes will ultimately result in improvements to processes and procedures.  The Company does not believe that these changes will materially affect our internal control over financial reporting.

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
Settlement Agreement, dated January 31, 2017, entered into between the Company, David L. Kanen and Kanen Wealth Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2017)

10.3*
Employment Agreement between the Company and Don Carlos Bell III, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)**

10.4*
Stock Option Agreement between the Company and Don Carlos Bell III, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)

10.5*
Restricted Stock Agreement between the Company and Don Carlos Bell III, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2017, Commission File No. 000-27648)

10.6*
Employment Agreement between the Company and Thomas Fuller, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)**

10.7*
Stock Option Agreement between the Company and Thomas Fuller, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.8*
Restricted Stock Agreement between the Company and Thomas Fuller, dated May 8, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

10.9*
Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017, Commission File No. 000-27648)

10.10*
Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2017, Commission File No. 000-27648)

10.11*
Amendments to Independent Contractor and Stock Option Agreements and Releases of Claims between the Company and Gerald Vento, dated June 17, 2017 (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

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

magicJack VocalTec Ltd. (Registrant)
Dated: November 9, 2017	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer
Dated: November 9, 2017	By: /s/ Thomas Fuller Thomas Fuller Executive Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.