Form 10-K
period 2017-12-31
MAGICJACK VOCALTEC LTD
filed 2018-03-16
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant computed by reference to the price of the registrant’s Ordinary Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Stock Market as of such date) was $73,697,308.

The number of the registrant’s ordinary shares outstanding as of February 28, 2018 was 16,189,894.

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

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as currently amended;
•	references to the “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	references to “NASDAQ” are to the Nasdaq Global Stock Market;
•	references to the “SEC” are to the United States Securities and Exchange Commission; and
•	references to the “magicJack devices” are to the original magicJack ®, the magicJack PLUS TM, the New magicJack PLUS TM, the magicJackGO and the magicJackEXPRESS TM.

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

PART I

This annual report on Form 10-K contains historical information and forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange act of 1934, as amended. Actual results could differ materially from those set forth in these forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions, as they relate to magicJack VocalTec or its management, are intended to identify forward-looking statements. Such statements reflect the current views and assumptions of magicJack VocalTec with respect to future events and are subject to risks and uncertainties. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, both referenced and not referenced in this annual report. Such factors are set forth under Part I, Item 1A, “Risk Factors,” below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Any forward-looking statements in this annual report on Form 10-K are made as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In March 2016, the Company acquired substantially all of the assets of North American Telecommunications Corporation (dba “Broadsmart”). Broadsmart is a hosted Unified Communication as a Service (“UCaaS”) provider for medium-to-large multi-location enterprise customers. Broadsmart has experience provisioning and delivering complex UCaaS solutions to corporate customers on a nationwide basis. Broadsmart services multi-location, geographically diverse enterprises. With the acquisition of Broadsmart, the Company has diversified its operations into UCaaS targeting high end enterprise customers. This acquisition was intended to position the Company to compete long-term in the UCaaS market.

During the first quarter of 2016, the Company created a new subsidiary, magicJack SMB, Inc. (“SMB”). Through this subsidiary, the Company provides easy-to-buy, simple-to-use VoIP services to small to medium sized businesses at competitive prices. The Company began sales of its SMB product during the third quarter of 2016. During 2017, the Company rolled back its investment in the SMB product and launched the magicJack “Spark” product, a business focused mobile App product.

The Company has historically prepared its consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, the Company has been reporting the results of operations for these new business lines as separate Reportable Segments – “Core Consumer,” “Enterprise” and “SMB”. These segments are organized by the products and services that are sold and the customers that are served. The Core Consumer segment represents the historical magicJack consumer business.  The Enterprise segment includes Broadsmart and the SMB segment includes SMB.  Refer to Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

In May 2016, we launched the magicJack Connect App for iOS and Android. The magicJack Connect App offers users free worldwide Wi-Fi App-to-App calling & messaging. The App also offers an unlimited U.S. calling plan which allows subscribers to call the U.S. from anywhere in the world plus receive a U.S. phone number for only $9.99 per year.

On November 9, 2017, the Company entered into a Merger Agreement with B. Riley Financial, Inc. (“B. Riley”), in which B. Riley proposes to acquire all of the outstanding shares of the Company for $8.71 per share. The purchase price of $8.71 per share represents a premium of approximately (i) 18.5% over the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 14, 2017, the last completed trading day prior to the date that the Company announced that it had received unsolicited indications of interest and would be considering its strategic alternatives, (ii) 23.6% over the 90-day average closing price of the Company’s ordinary shares for the period ended November 7, 2017, and (iii) 54.2% over the closing price of the Company’s ordinary shares on November 8, 2017, the last completed trading day prior to the Company’s announcement that it entered into the Merger Agreement. The Transaction is subject to various closing conditions, including Company shareholder approval and regulatory approvals.  A Special Meeting of the Shareholders is scheduled for March 19, 2018, to vote on the Transaction.  The Company anticipates completing the Transaction in the first half of 2018.

The Company’s corporate name is magicJack VocalTec Ltd. for both legal and commercial purposes. The Company is located at 12 Haomanut Street, 2nd Floor, Poleg Industrial Area, Netanya, Israel 4250445 (telephone number +972-9-970-3888). The Company was organized under the laws of the State of Israel in 1989 and is subject to the Israeli Companies Law, or the Companies Law. The Company’s subsidiary, YMax Corporation (“YMax”, and together with VocalTec, the “Combined Company”), is located at 560 Village Blvd.,  Suite 120, West Palm Beach, Florida, 33409 (telephone number 561-749-2255).

Product and Service Offerings

magicJack Devices

The magicJack is a VoIP device weighing about one ounce which includes an initial access right period. Customers receive free VoIP phone service for their home, enterprise or while traveling. The Company started selling the magicJack in late 2007. Since that time, the Company has offered several upgraded versions of the device with superior voice quality, expanded memory and enhanced processing power. The initial access right period for the different versions ranges from three to twelve months. The current device available for purchase is the magicJack GO, which includes a twelve month access right period.  magicJack devices are sold either directly to customers through our website or through retailers.

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

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices.

Prepaid Minutes

The Company’s customers can purchase international minutes on a prepaid basis.

Access and Wholesale Charges

The Company generates revenues from access fees charged to other carriers, as well as wholesaling telephone service to VoIP providers and telecommunication carriers.

UCaaS Services and Equipment

The Company provides hosted communication services and sells hardware and network equipment that are compatible with the service, through its subsidiary, Broadsmart, which has a track record of provisioning and delivering complex UCaaS solutions to blue chip corporate customers on a nationwide basis.

Sources of Revenues

The Company generates revenues from the following sources:

•
Sales of the magicJack devices and access rights – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals and mobile apps – represent revenues from customers purchasing rights to access our servers beyond the access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the magicApp, magicJack Connect App and magicJack Spark are recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from the sale of other items related to the magicJack devices and access right renewals the Company offers its customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number, and (iv) sale of battery powerbanks for mobile devices.  These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped;

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

•
UCaaS – represents revenues recognized from: (i) recurring monthly service revenue from sales of its hosted services - customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges, and (ii) non-recurring revenue from the sale of hardware and network equipment. Revenues for recurring monthly service are recorded in the period the services are provided over the term of the respective customer agreements and  revenue from the sale of hardware and network equipment is recognized in the period that the equipment is delivered and put into service; and

•	Other revenues – represent VoIP services provided to small to medium sized businesses and revenues generated by ancillary revenue sources.

Approximately 86%, 87% and 90% of the Company’s consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively, were derived from sales to customers located in the United States.

The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2017	2016	2015
Net revenues
Sale of magicJack devices	$10,361	$12,775	$15,915
Access right renewals	51,925	58,513	65,761
Shipping and handling	1,308	889	794
magicJack-related products	4,730	5,435	4,289
Prepaid minutes	4,441	5,677	8,243
Access and wholesale charges	3,769	5,021	5,953
UCaaS	10,868	8,966	-
Other	591	122	7
Total net revenues	$87,993	$97,398	$100,962

Research and Development

The Company’s research and development activities consist primarily of the design and development of its proprietary software used in the magicJack devices, the mobile apps and its servers, as well as the development of new products and applications for use in its VoIP service offerings.

Research and development expenses were $5.9 million, $5.2 million, and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. During the three months ended March 31, 2017, $0.6 million of research and development expense was related to the SMB segment prior to its being absorbed into the Core Consumer segment.  The balance of research and development expense was related to the Core Consumer segment. The Company accounts for research and development costs in accordance with the applicable accounting pronouncements described in Note 2, “Summary of Accounting Policies,” in the Notes to our Consolidated Financial Statements included in Item 8 herein.

Markets Where We Compete

The primary market in which the Company currently competes is the United States. As of December 31, 2017, approximately 98% of its property and equipment, net of depreciation, is located in the United States. For the year ended December 31, 2017, approximately 86% of its consolidated revenues were derived from sales to customers located in the United States.  The remaining 14% of consolidated revenues were primarily derived from sales in Canada.

Business Seasonality

The Company’s revenues are not subject to seasonal fluctuations. However, quarterly revenue amounts are impacted by the timing of customer renewals and the revenues for Broadsmart can be impacted by the timing of non-recurring equipment and other sales.

Manufacturing

In 2006, the Company entered into a manufacturing and supply agreement with a Chinese company to manufacture the magicJack devices. Certain components of the magicJack device are built for the Company, based on the Company’s specifications, in Taiwan and Hong Kong and then sent to the Chinese manufacturer in China for final assembly.

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

Marketing, Sales and Distribution

For its Core Consumer business, the Company has relied on various marketing methods to advertise its products, including digital marketing and long and short form television commercials. The Company currently distributes the magicJack devices through retail outlets, including Walmart, Best Buy, Fry’s and others, as well as through direct sales via the Company’s web-site.

For its Enterprise business, Broadsmart has not historically marketed through traditional advertising channels but has relied on direct sales and a network of strong, established third party re-seller relationships.

In the years ended December 31, 2017, 2016 and 2015, sales of the magicJack devices through retail outlets represented approximately 53%, 52% and 67%, respectively, of sales of all magicJack devices sold.  For the same periods, direct sales represented approximately 47%, 48% and 33%, respectively, of magicJack devices sold.

For the years ended December 31, 2017, 2016 and 2015, no retailer accounted for more than 10% of operating revenues for the Core Consumer or SMB segments. For the years ended December 31, 2017 and 2016, two customers accounted for approximately 29% of operating revenues for the Enterprise segment: Advance Auto Parts of 18% and Lewis, Brisbois, Bisgaard & Smith of 11%.

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

The Company faces competition on magicJack device sales from Apple, Samsung and other manufacturers of smart phones, tablets and other hand held wireless devices. Also, the Company competes against established alternative voice communication providers, such as Vonage, Google Voice, and Skype, which are other non-interconnected voice providers, and may face competition from other large, well-capitalized Internet companies, such as America Online, Inc., Yahoo! Inc. and others.  In addition, the Company competes with independent broadband telephone service providers.

Because most of its customers are purchasing communications services from one or more of these providers, success is dependent upon the Company’s ability to attract customers away from their existing providers. The Company competes primarily through the quality and cost structure of its infrastructure and its low pricing.

The Company’s new Enterprise segment and SMB business operate in a highly competitive market for business voice services which includes some of the same large competitors as its Core Consumer business (AT&T and Vonage) as well as other smaller competitors such as 8x8, Inc., Ooma, RingCentral, ShoreTel and Inteliquent.

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

The Company relies on a combination of patents, copyrights, trademarks and trade secrets, as well as confidentiality agreements, to establish and protect its intellectual property worldwide. The Company has filed numerous foreign and domestic patent right applications directed to its magicJack device and other products with E911 capability, emergency call routing, emergency call location determination, and other technologies. At present, the Company owns seven issued utility patents and two issued design patents in the United States, and it is the licensee (in one case, the exclusive licensee) of several issued U.S. patents. The Company is also actively researching new technologies and improvements to its existing technologies and intends to pursue intellectual property right protection for these technologies to the extent permissible by law and prudent for its business. The patents owned by the Company expire through or by April 2032. Many of the Company’s software and communication solutions have been developed internally and are proprietary.

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

The Company provides broadband telephone services using VoIP technology and/or services treated as information services by the FCC. The Company is also licensed as a Competitive Local Exchange Carrier (“CLEC”) and is subject to extensive federal and state regulation applicable to CLECs. The FCC has to date asserted limited statutory jurisdiction and regulatory authority over the operations and offerings of certain providers of broadband telephone services, including non-interconnected VoIP. FCC regulations may now, or may in the future, be applied to the Company’s broadband telephone operations. Other FCC regulations apply to the Company because it provides international calling capability. Some of the Company’s operations are also subject to regulation by state public utility commissions (“PUCs”).

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

In response to the D.C. Circuit’s decision, the FCC released an order in March 2015 adopting new net neutrality rules. In doing so, the FCC reclassified broadband Internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC agreed to forbear from many requirements of Title II. Significantly, these rules applied equally to fixed and mobile broadband networks.

The FCC adopted three new bright-line rules as follows:

•	No Blocking: Broadband providers may not block access to legal content, applications, services, or non-harmful devices.
•	No Throttling: Broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices.
•
No Paid Prioritization: Broadband providers may not favor some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind - in other words, no “fast lanes.” This rule also banned Internet Service Providers (ISPs) from prioritizing content and services of their affiliates.

The FCC also adopted a fourth “general conduct” rule in the form of a forward-looking standard. This rule was intended to address concerns that may arise with new practices that do not fall within one of the three bright line rules by prohibiting questionable practices that unreasonably interfered with or unreasonably disadvantage the ability of consumers to use or for providers to make available lawful content, applications, services, or devices.  The FCC also adopted enhanced transparency requirements with which broadband providers must comply.

After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. The D.C. Circuit also denied various parties have filed petitions seeking rehearing en banc of the D.C. Circuit court’s decision.  Various parties have sought review by the United States Supreme Court of the D.C. Circuit’s decision, which remains pending, and the current FCC chairman had expressed his intent to revisit the FCC’s rules.  The Company cannot predict the outcome of these proceedings.

In December 2017, the FCC adopted its “Restoring Internet Freedom Order,” which: 1) restored the classification of broadband Internet access services as unregulated information services, ending Title II regulation of these services; 2) eliminated the FCC’s three “bright-line” net neutrality rules; 3) eliminated the FCC’s “general conduct” rule; and 4) adopted a new transparency rule.  The “Restoring Internet Freedom Order” has been published in the Federal Register and will take effect on April 23, 2018, except for the new transparency rule, which will not take effect until approved by the Office of Management and Budget.

Multiple parties have filed petitions seeking judicial review of the “Restoring Internet Freedom Order,” which have been consolidated and assigned for hearing by the United States Court of Appeals for the Ninth Circuit (which may be asked to transfer the case to the D.C. Circuit).  The Company cannot predict how these challenges will be resolved.  However, a decision by a court upholding the FCC decision to eliminate legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers could adversely impact the Company’s business.  A court also could find that the FCC lacks legal authority to regulate broadband services, which could prevent a future FCC from adopting new rules to govern the operating practices of broadband providers.

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

On Thursday, December 14, 2017, the Federal Communications Commission voted 3-2 to reverse its 2015 order classifying the provision of broadband internet access services as a “telecommunication service” subject to Title II of the Communications Act of 1934, and restoring the classification of broadband internet access services as an “information service” under Title I of the Communications Act.  This reclassification moves the provision of broadband internet services from treatment as a utility (with greater governmental oversight over the provision of the utility’s services) to treatment as another offering by a telecommunications service provider.

The December 14, 2017 Order consequentially rescinds the rules prohibiting blocking of lawful internet content and applications, throttling or degrading lawful internet traffic, and paid prioritization of certain internet traffic.  These three prohibitions form the core of the “net neutrality” rules – essentially, the rules that required all internet traffic to be treated equally.

The order was made public on January 4, 2018, and the Company anticipates that various state attorneys general and others who want to reverse the repeal will challenge the FCC’s decision. The repeal itself is not yet final since it takes effect 60 days after publication in the Federal Register.

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

Employees

As of December 31, 2017, the Company had 136 full-time employees, of whom 116 were in the United States, 9 were in Poland and 11 were in Israel. The Company’s employees are not represented by a labor union. The Company believes that its relations with its employees are good. In Israel, the Company’s relations with employees are governed by labor regulations that provide for specific terms of employment between the Company and its employees.

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

RISKS RELATED TO OUR BUSINESS

We are in the process of executing a strategic alternatives process and have entered into an Agreement and Plan of Merger with B. Riley Financial, Inc., but the transaction requires the satisfaction of certain conditions including approval of shareholders as well as regulatory approval both in the United States and Israel, and there can be no assurance that we will be successful in obtaining the requisite approvals and completing the transaction or that the transaction will yield additional value for our shareholders or that the transaction will not have negative impacts on our business.

On November 9, 2017, we entered into an Agreement and Plan of Merger with B. Riley Financial, Inc.  There can be no assurance that the transaction will be finalized, as it is subject to the satisfaction of certain conditions including approval by our shareholders, approval by government regulators in the United States and Israel and other specific conditions as outlined in the Merger Agreement.

We have incurred, and may continue to incur, substantial costs associated with running our strategic alternatives process, including the cost of legal and financial advisors.  The process has been time consuming and disruptive to our business operations.  If we are unable to effectively manage the strategic alternatives process, our business, financial condition, liquidity and results of operations could be materially adversely affected.

The market in which the Company participates is highly competitive and if the Company does not compete effectively, its operating results may be harmed by loss of market share and revenues.

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

Our future growth depends primarily on (1) increased sales of magicJack devices and related products and services, (2) the successful implementation of monetization initiatives for our proprietary mobile apps, the magicApp, magicJack Connect and magicJack Spark and (3) the successful integration of the Broadsmart business and implementation of the new Small Office Home Office (“SOHO”) initiatives of the new management team. The failure to grow device and related revenues in the Core Consumer business through increased device sales in the future would make us more reliant on other growth initiatives and cause a longer-term decrease in our overall revenues which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The Company’s products must comply with various domestic and international regulations and standards and failure to do so could have an adverse effect on its business, operating results and financial condition.

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

The success of the Company’s business is dependent on cost-effective marketing and its growth may be adversely affected by increased media advertising costs.

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

The Company’s service could be disrupted by problems with its technology and systems, such as malfunctions in its software or other facilities and overloading of its servers. The Company’s customers could experience interruptions in the future as a result of these types of problems. Interruptions could in the future cause the Company to lose customers, which could adversely affect its revenue and profitability. In addition, because the Company’s systems and its customers’ ability to use its services are Internet-dependent, the Company services may be subject to “hacker attacks” from the Internet, which could have a significant impact on its systems and services. If service interruptions adversely affect the perceived reliability of the Company’s service, it may have difficulty attracting and retaining customers and its brand reputation and growth may suffer.

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

After the release of the Company’s products, defects or errors may also be identified from time to time by its internal team and by its customers. There can be no assurance that, despite testing, errors will not be found in its products after commencement of commercial deployment. The costs incurred in correcting any material defects or errors in its services may be substantial and could harm the Company’s operating results.

The Company may in the future incur costs associated with support services. Moreover, as the Company’s solutions grow in complexity, this risk may intensify over time and may result in increased expenses.

Customers may bundle, incorporate or connect the Company’s telecommunication hardware and software products into or to complex systems that contain errors or defects that may be unrelated to the Company’s products. As a result, when the Company’s customers encounter problems, it may be difficult to identify the product that caused the problem. In addition, such occurrences may result in undue delays or cancellations of the implementation of the Company’s customers’ bundled products and services. In such cases, the Company’s reputation could be harmed and its results of operations could be adversely affected, which could result in reduced revenues or increased expenses.

The Company’s ability to provide its service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of its service, damage its reputation, cause the Company to lose customers and limit its growth.

The Company’s success depends on its ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond the Company’s control. Unlike traditional wireline telephone service or wireless service, the Company’s service requires its customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, and not by the Company. The quality of some broadband Internet connections in certain geographic areas may be too poor for customers to use the Company’s services properly. The Company’s future growth could be limited if broadband connections are not, or do not become, widely available in markets that it targets.

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

The Company considers our offshore customer care to be critically important to acquiring and retaining customers. A portion of its customer care is provided by third parties located in Costa Rica and the Philippines. This approach exposes the Company to the risk that it may not maintain service quality, control or effective management within these business operations. The increased elements of risk that arise from conducting certain operating processes in some jurisdictions could lead to an increase in reputational risk. Interruptions in the Company’s customer care caused by disruptions at its third-party facilities may cause it to lose customers, which could adversely affect its revenue and profitability. If the Company’s customer base expands rapidly in the U.S. or abroad, it may not be able to expand its outsourced customer care operations quickly enough to meet the needs of its customer base, and the quality of its customer care will suffer and its access right renewal rate may decrease. As the Company broadens its magicJack offerings and its customers build increasingly complex home networking environments, it will face additional challenges in training its customer care staff. The Company could face a high turnover rate among its customer service providers. The Company intends to have its customer care provider hire and train customer care representatives in order to meet the needs of our customer base. If they are unable to hire, train and retain sufficient personnel to provide adequate customer care, the Company may experience slower growth, increased costs and higher levels of customer attrition, which would adversely affect its business and results of operations.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. On March 15, 2017, we announced that Don Carlos Bell III had been appointed as our new President and Chief Executive Officer. We also announced that Thomas Fuller was appointed as our EVP of Finance transitioning to the role of Chief Financial Officer in May of 2017, Kristin Beischel was appointed as our EVP and Chief Marketing Officer, Dvir Salomon was elevated to our management team as our EVP and Chief Technology Officer, and Kerrin Parker was appointed as Chief Operating Officer of Broadsmart. In June 2017, the founders of Broadsmart left the Company.  Management transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees, increase the likelihood of turnover, and result in the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of new management team members, and the loss of key personnel, may also impact our ability to attract and retain qualified personnel and could also adversely impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our management changes could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

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

The Company incurred losses in 2017, has had net losses in the past, and could have losses in the future.  The Company’s new Enterprise and SMB segments generated operating losses in 2016 and 2017. Additionally, the Company may incur significant operating and certain capital expenditures as it increases its sales and marketing activities to expand its customer base and increase its research and development activities as it develops new or enhanced technologies and features to improve its services, products and offerings. The Company may also increase its general, administrative and operating functions to support its growing operations. As a result, the Company will need to generate a significant amount of revenues to achieve and maintain profitability. These increased expenses could exceed any revenues the Company may generate. Its efforts to attract new customers and to provide its current communications applications and services to an increased number of customers may be more expensive than the Company currently anticipates. If it does not significantly increase revenues after investing in these efforts, the Company’s results from operations would be harmed. The Company cannot assure you that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues do not grow, or if operating expenses exceed the Company’s expectations or cannot be adjusted accordingly, its business, results of operations and financial condition could be adversely affected.

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

The Company has considered expanding its operations and markets for its products and services internationally. There are risks inherent in doing business internationally, including:

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

The Company is an Israeli corporation that operates through various subsidiaries in a number of countries throughout the world. Consequently, the Company is subject to tax laws, treaties and regulations in and between the countries in which it operates. The Company’s sales and income taxes are based upon the applicable tax laws and tax rates in effect in the countries in which it operates and earns income as well as upon its operating structures in these countries. The Company’s provision for income taxes is complex and is based on a jurisdictional mix of earnings, statutory rates and enacted tax rules. Significant judgment is required in determining the Company’s provision for income taxes and in evaluating its tax positions, including the transfer pricing of our intercompany transactions, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes its tax judgments and estimates are reasonable based upon its interpretations of applicable tax laws in the jurisdictions in which it files, its tax positions may be challenged, and if successful, such challenges may materially differ from amounts recorded in the Company’s financial statements, which could have a significant adverse impact on its effective tax rate, and on its operating results and financial condition.

The Company’s income tax returns are subject to audit in various jurisdictions throughout the world and the Company’s U.S. federal income tax returns have been previously audited by the IRS.

The Company’s income tax returns are subject to review and audit in the United States and other jurisdictions in which it operates. The Company does not recognize the benefit of income tax positions it believes are more-likely-than-not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges the Company’s operational structure, transfer pricing policies, or the taxable presence of its key subsidiaries in certain countries or states, or if the terms of certain income tax treaties are interpreted in a manner that is adverse to the Company’s structure, or if the Company loses a material tax dispute in any country, its effective tax rate on its worldwide earnings could increase substantially and the Company’s earnings and cash flows from operations could be materially adversely affected.

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

In 2015, the FCC adopted net neutrality rules that prohibited broadband providers from: 1) blocking legal content, applications, services, or non-harmful devices; 2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; 3) engaging in paid prioritization by favoring some lawful Internet traffic over other lawful traffic in exchange for consideration of any kind or by prioritizing content and services of their affiliates; and 4) unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing; or of edge providers to make lawful content, applications, services, or devices available to consumers. In doing so, the FCC reclassified broadband Internet access - the retail broadband service mass-market customers buy from cable, phone, and wireless providers - as a telecommunications service regulated under Title II of the Communications Act of 1934, although the FCC agreed to forbear from many requirements of Title II. Significantly, these rules applied equally to fixed and mobile broadband networks.

After the FCC’s new net neutrality rules went into effect in June 2015, various broadband providers and their trade associations challenged the FCC’s decision before the U.S. Court of Appeals for the D.C. Circuit.  In June 2016, the D.C. Circuit issued its decision upholding the FCC’s rules. The D.C. Circuit also denied various petitions seeking rehearing en banc of the court’s decision.  Various parties have sought review by the United States Supreme Court of the D.C. Circuit’s decision, which remains pending. The Company cannot predict the outcome of these proceedings.

In December 2017, the FCC adopted its “Restoring Internet Freedom Order,” which: 1) restored the classification of broadband Internet access services as unregulated information services, ending Title II regulation of these services; 2) eliminated the FCC’s three “bright-line” net neutrality rules; 3) eliminated the FCC’s “general conduct” rule; and 4) adopted a new transparency rule.  The “Restoring Internet Freedom Order” has been published in the Federal Register and will take effect on April 23, 2018, except for the new transparency rule, which will not take effect until approved by the Office of Management and Budget.

Multiple parties have filed petitions seeking judicial review of the “Restoring Internet Freedom Order,” which have been consolidated and assigned for hearing by the United States Court of Appeals for the Ninth Circuit (which may be asked to transfer the case to the D.C. Circuit).  The Company cannot predict how these challenges will be resolved.  However, a decision by a court upholding the FCC decision to eliminate legal prohibitions against broadband providers blocking, throttling, or otherwise degrading the quality of the Company’s data packets or attempting to extract additional fees from the Company or its customers could adversely impact the Company’s business.  A court also could find that the FCC lacks legal authority to regulate broadband services, which could prevent a future FCC from adopting new rules to govern the operating practices of broadband providers.

The Company may be bound by certain FCC regulations relating to the provision of E911 service, and if it fails to comply with FCC regulations requiring it to provide E911 emergency calling services, it may be subject to fines or penalties.

In 2005, the FCC issued regulations requiring interconnected voice-over broadband providers to provide E911 services and to notify customers of any differences between the broadband telephone service emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from customers of those notifications. While the Company does not believe the FCC’s rules currently apply to its business, the FCC could, however, extend or modify its rules to obligate the Company to provide E911 services according to its specific requirements. A proposal to broaden the scope of its E911 requirements was under consideration by the FCC. According to the FCC’s rules, certain broadband communications companies must offer enhanced emergency calling services, or E911, to all customers located in areas where E911 service is available from their traditional wireline telephone company. E911 service allows emergency calls from customers to be routed directly to an emergency dispatcher in a customer’s registered location and gives the dispatcher automatic access to the customer’s telephone number and registered location information.

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

The Company’s business is subject to privacy and online security risks, including security breaches, and it could be liable for such breaches of security. If the Company is unable to protect the privacy of its customers making calls using its service, or information obtained from its customers in connection with their use or payment of its services, in violation of privacy or security laws or expectations, the Company could be subject to significant liability and damage to its reputation.

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

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as the Company expands the number of places where it operates. Security breaches, including any breach by the Company or by parties with which it has commercial relationships that result in the unauthorized release of the Company’s users' personal information, could damage its reputation and expose the Company to a risk of loss or litigation and liability. The Company’s insurance policies carry coverage limits that may not be adequate to reimburse it for losses caused by security breaches.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company’s headquarters are located in Netanya, Israel. The Company does not own any of its properties. All of the Company’s properties, including the properties utilized by its subsidiaries, are leased. The following table contains additional information about the Company’s properties as of March 16, 2018:

		Approximate
Location	Principal Use	Square Feet	Lease Expiration Date
Netanya, Israel	Administrative offices, technical team and research and development.	2,637	March 2018

West Palm Beach, FL	Warehouse and distribution center.	10,580	July 2019
	Executive, administrative offices, customer care call center.	8,405	October 2019

Plano, TX	Research and development for the magicJack devices and certain related products and network support.	2,334	May 2018

Sunnyvale, CA	Research and development for the magicJack devices and certain related products.	1,232	June 2018

Franklin, TN	Technology management, hosting equipment and servers	3,722	February 2019

Alpharetta, GA	Research and development for the magicJack devices and certain related products.	1,106	September 2020

Warsaw, Poland	Research and development for the magicJack devices and certain related products.	3,017	April 2022

The Company currently pays a total annual rental amount of approximately $0.8 million for all its facilities. The Company believes that its facilities are suitable for their purposes and sufficient to support its needs through 2018, and that, if necessary, current leases can be renewed or additional facilities can be secured for the Company’s anticipated general corporate needs.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"), in the United States District Court for the Southern District of New York. The complaint alleges that the Company and Messrs. Vento and Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The complaint alleges that the Company and Messrs. Vento and Gordo violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder. The complaint seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Court issued a decision denying the Company’s motion to dismiss and on June 23, 2017, the parties held a mediation and agreed in principle to a settlement in which the Company would pay $3,650,000 to settle all claims, while denying all claims and allegations against them by the plaintiffs. The agreement was approved by the Company’s Board of Directors and a definitive Stipulation of Settlement was agreed to and submitted to the Court and approved on January 19, 2018, dismissing the action pursuant to the terms of the settlement. Pursuant to the Stipulation of Settlement, the payment of the $3,650,000 settlement amount was funded by means of the Company’s Directors and Officers policy insurer paying $3,343,292.67 and the Company paying $306,707.33 into a settlement escrow fund on October 3, 2017 Additional defense costs related to the litigation and settlement will be paid by the insurer since the Company’s $1,000,000 retention has been exhausted. As of December 31, 2017, the Company does not believe that it has any further liability related to this matter.

On August 11, 2017, a putative class action lawsuit was filed against the Company and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleges claims against the Company and the current members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with the April 19, 2017 Proxy shareholders meeting and the July 31, 2017 shareholders meeting that allegedly misrepresented material facts  concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (The Board members) could entrench themselves on the Board and extract unwarranted compensation from the Company in connection with their attempt to sell the Company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, the Company and all of the individual defendants filed a motion to dismiss the Amended Complaint. The Company cannot estimate the likelihood of liability or the amount of potential damages, if any, that could arise from this matter.

On March 8, 2018, Hunter Raines, a purported shareholder of the Company, filed a complaint titled Raines v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80927, in the U.S. District Court for the Southern District of Florida.  It alleges that the definitive proxy statement on Schedule 14A filed by the Company with the SEC on February 8, 2018 relating to the extraordinary general meeting of shareholders to consider and vote upon, inter alia, approval of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, B. Riley Financial, Inc. and B. R. Acquisition Ltd. (the “Definitive Proxy Statement”) contains materially false and misleading statements in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The complaint names as defendants the Company and the individual members of the Board of Directors.  It also asserts claims against the directors pursuant to Section 20(a) of the Exchange Act on the theory that they are “control persons” of the Company. The complaint, which has been filed as a purported class action on behalf of Company shareholders, seeks, among other things, damages and an injunction barring the shareholder vote scheduled for March 19, 2018.

On March 9, 2018, two additional similar complaints were filed in the U.S. District Court for the Southern District of Florida.  Plaintiff Melvyn Klein, a purported shareholder of the Company, filed a complaint titled Klein v. magicJack VocalTec, Ltd et al.,  Case 9:18-cv-80307, and plaintiff Morris Akerman, also a purported shareholder of the Company, filed a complaint titled Akerman v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80310.   Both complaints assert that the Definitive Proxy Statement contains materially false and misleading statements in violation of Section 14(a) of the Exchange Act, both name as defendants the Company and the individual members of the Board of Directors, and both also assert “control person” claims against the directors pursuant to Section 20(a) of the Exchange Act.    Both purport to assert class action claims, and seek, among other things, damages and an injunction barring the shareholder vote.

The Company denies the allegations in all three complaints and denies that there are any material misrepresentations or omissions in the Definitive Proxy Statement.

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

	High	Low
Year Ended December 31, 2017:
Fourth quarter	$8.50	$5.65
Third quarter	$8.05	$6.90
Second quarter	$8.60	$6.35
First quarter	$8.90	$7.10
Year Ended December 31, 2016:
Fourth quarter	$7.50	$5.75
Third quarter	$6.81	$5.28
Second quarter	$6.70	$5.56
First quarter	$9.21	$6.30

On March 12, 2018, the last reported sale price of our ordinary shares on the NASDAQ was $8.35 per share. As of March 12, 2018, there were approximately 97 record holders of our ordinary shares.

Dividends

The Company has not paid any cash dividend during the two most recently completed fiscal years. The Company currently intends to retain any earnings for use in its business, for investment in acquisitions and to repurchase shares of its ordinary shares.

As of December 31, 2017, we had approximately $52.6 million in cash and cash equivalents. The distribution of funds to shareholders is governed by Israeli law which places certain restrictions on a company’s ability to declare dividends, perform share buy-backs and make other cash distributions.  As an Israeli entity, the Company must comply with those restrictions, which would cause any such cash distribution or use of cash to be subject to significant delays.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company is currently granting share-based awards under the shareholder-approved Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”). The aggregate number of shares that may be subject to awards under the 2013 Plans is 5,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the year ended December 31, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company.  These options were all either exercised or forfeited in the year ended December 31, 2017, leaving none outstanding at December 31, 2017.

The following relates to our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options, ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	3,424,647	9.92	975,197

(1) Consists of the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan.

Issuer Purchases of Equity Securities

In December 2017, the Company purchased 182,260 of its ordinary shares at an average price of $8.33 per share, for an aggregate purchase price of approximately $1.5 million, in settlement of the withholding tax liability of certain of its executive officers and other employees on the vesting of restricted stock units and for the cost of shares and withholding tax liability on the exercise of stock options.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
October 1, 2017 - October 31, 2017	0	$-	0	$-
November 1, 2017 - November 30, 2017	0	$-	0	$-
December 1, 2017 - December 31, 2017	182,260	$8.33	0	$-
Total	182,260		0

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock from January 1, 2012 to December 31, 2017 to that of the total return of the Nasdaq Telecom Index and the S&P 500 Index. The comparison assumes $100 was invested in the Company’s common stock on January 1, 2012 and in each of the forgoing indices on January 1, 2012, and assumes the reinvestment of dividends. The graph is furnished and not “filed” with the Securities and Exchange Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Comparison of Cumulative Five Year Total Stockholder Return

ITEM 6.          SELECTED FINANCIAL DATA

The Company’s consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and are presented in U.S. dollars. Information as of December 31, 2017, 2016, 2015, 2014 and 2013 and for each of the years then ended is derived from the Company’s audited consolidated financial statements.

The information presented below (in thousands, except earnings per share) is qualified by the more detailed consolidated financial statements set forth elsewhere in this report, and should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations:
Net revenues	$87,993	$97,398	$100,962	$116,322	$143,492
Cost of revenues (1)	32,938	36,734	34,142	42,541	49,094
Gross profit	55,055	60,664	66,820	73,781	94,398
Operating expenses (1) (2)	83,236	46,909	41,477	60,217	46,952
Operating (loss) income	(28,181)	13,755	25,343	13,564	47,446
Interest expense	-	-	(57)	(192)	(307)
Other income (expense), net (3)	89	20	26	158	9
(Loss) income before income taxes	(28,092)	13,775	25,312	13,530	47,148
(Benefit) provision for income taxes	(3,129)	8,719	11,802	9,745	(23,163)
Net (loss) income	(24,963)	5,056	13,510	3,785	70,311
Net loss attributable to noncontrolling interest	-	635	-	-	-
Net (loss) income attributable to magicJack VocalTec Ltd. common shareholders	$(24,963)	$5,691	$13,510	$3,785	$70,311

(Loss) income per share attributable to magicJack VocalTec Ltd. common shareholders
Basic (4)	$(1.55)	$0.36	$0.80	$0.21	$3.81
Diluted (4)	$(1.55)	$0.35	$0.79	$0.21	$3.81

Weighted average ordinary shares outstanding
Basic	16,088	15,815	16,975	17,831	18,468
Diluted	16,088	16,064	17,045	17,868	18,476

Balance Sheet Data:
Cash and cash equivalents	$52,638	$52,394	$78,956	$76,312	$54,779
Total assets	$141,042	$174,517	$168,836	$194,233	$171,894
Property and equipment, net	$2,772	$3,805	$3,302	$3,564	$1,959
Goodwill and other identified intangibles, net	$42,494	$76,039	$38,991	$41,777	$47,960
Other non-current liabilities (5)	$13,787	$10,866	$11,098	$13,438	$6,487
Total capital equity	$36,562	$58,200	$47,668	$49,086	$37,442
Total ordinary shares outstanding, net of treasury shares	16,190	16,051	15,610	17,868	17,827

Other Data:
Depreciation of property and equipment	$1,283	$1,191	$799	$619	$565
Amortization of intangible assets	$3,091	$3,542	$2,786	$4,168	$4,293
Impairment of intangible assets (6)	$31,527	$998	$-	$2,500	$-

(1)
Cost of revenues for the years ended December 31, 2017, 2016, 2015 and 2014 included a bonus to employees and outside consultants for services rendered in those years of $0.2 million, $0.3 million, $0.3 million and $0.1 million, respectively. There were no bonus amounts allocated to cost of revenues in 2013. Operating expenses for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 included a bonus to employees and outside consultants for services rendered in those years of $1.5 million, $1.6 million, $1.7 million, $0.3 million and $1.4 million, respectively.

(2)
Operating expenses for the year ended December 31, 2017 included an impairment of intangible assets and goodwill of $31.5 million.  Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(3)
Other income (expense), net includes gains (losses) on investments, interest and dividend income, fair value gain (loss) on common equity put options and investment advisory fees. Other income for the years ended December 31, 2017, 2016, 2015 and 2014 was not significant. Other income in 2013 was primarily related to $0.3 million in interest and dividend income and $0.7 million in gains on investments, offset by $1.0 million in fair value loss on common equity put options.

(4)	Refer to Note 14, “Net Income (Loss) Attributable to Common Shareholders per Share,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(5)
As of December 31, 2017, 2016, 2015, 2014 and 2013, this item represents (a) the non-current portion of outstanding indebtedness in connection with an agreement entered during June 2011 for the purchase of certain intangible assets (b) deferred income tax liabilities, non-current, and (c) $13.1 million, $10.4 million, $10.8 million and $12.0 million, provision for uncertain tax position recorded in 2017, 2016, 2015 and 2014, respectively. Refer to Note 9, “Other Liabilities,” and Note 13, “Income Taxes,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

(6)
Impairments of intangible assets for the year ended December 31, 2017 were comprised of customer relationships, process know how, tradename and goodwill for the Enterprise segment. Impairments of intangible assets for the year ended December 31, 2016 were comprised of an amortizable software license deemed obsolete, certain domain names not subject to amortization that were not renewed, and a trade name not subject to amortization. Impairment of intangible assets for the year ended December 31, 2014 was comprised of a non-compete agreement with the Company’s founder and former CEO who passed away during 2014. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill,” Note 6, “Intangible Assets,” and Note 7 “Goodwill”, in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

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

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices, and a customer care call center in West Palm Beach, Florida. In addition the Company has offices for technology management in Franklin, Tennessee, research and development in Plano, Texas, Alpharetta, Georgia, Sunnyvale, California and Warsaw, Poland and the UCaaS provider in West Palm Beach and Fort Lauderdale, Florida.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with U.S. GAAP, and are the basis for the discussion and analysis of our results of operations, liquidity and capital resource. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). Our functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which our consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”) and Polish Zloty (“PLN”), are re-measured in dollars and any gains or losses are recognized in our consolidated financial statements in the period they occur.

We have historically prepared our consolidated financial statements on the basis of being a single reporting entity. Beginning in the first quarter of 2016, with the acquisition of Broadsmart and the internal development of our SMB division, we have been reporting the results of operations for these new business lines as separate Reportable Segments – “Core Consumer,” “Enterprise” and “SMB”. During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB Segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017.  Refer to Note 16, “Segment Reporting,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

Approximately 86%, 87% and 90% of our revenues in the years ended December 31, 2017, 2016 and 2015, respectively, were derived from sales to customers located in the United States. The majority of our revenues were generated from sales of the magicJack device and from the accompanying software access rights, which were $68.3 million, $77.6 million and $86.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. We also provide our customers the ability to make prepaid calls using a magicJack device or mobile app by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $4.4 million, $5.7 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Revenues generated from access and wholesale charges were $3.8 million, $5.0 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The majority of our Enterprise segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $10.9 million for the year ended December 31, 2017 and $9.0 million post acquisition for the year ended December 31, 2016.  We had no UCaaS revenue from Broadsmart for the year ended December 31, 2015, prior to acquisition.

Our SMB segment did not generate significant revenue for three months ended March 31, 2017 or the year ended December 31, 2016. There was no revenue for SMB for the year ended December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in business combinations or underlying our ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

REVENUE RECOGNITION

We recognize revenue in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”), which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (“deliverables”), we apply Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.  The Company is transitioning to ASC 606, “Revenue from Contracts with Customers”, (“ASC 606”) which will be implemented in 2018.

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

magicJack Devices

magicJack devices include an initial access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, our estimate of the delay for the years ending December 31, 2017, 2016 and 2015 was 30 days, 90 days and 90 days, respectively. We defer revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which we recognize the revenue from device sales and shipping charges, if applicable, ratably over the remaining initial access right period.

Access Right Renewals and Mobile Apps

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from mobile apps is included as part of Access Right Renewals and recognized ratably over the access right period.

Other magicJack-Related Products

We offer customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. We may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. We also accept returns of battery powerbanks for mobile devices within 30 days of sale. We estimate potential returns under these arrangements at point of sale and re-estimate them on a quarterly basis. For the years ended December 31, 2017, 2016 and 2015, our estimates of returns and actual returns from initial stocking orders have not been materially different.

Enterprise Segment

For the Enterprise segment, net revenues consist of revenues from the sale of hosted services, usage charges, hardware and network equipment sales, and other one-time miscellaneous service charges.

UCaaS services and equipment provided by our Broadsmart subsidiary qualify as multiple deliverables per ASC 605-25.  Since the equipment and services are sold separately and can be used with other products and services, they are accounted for as separate units of accounting. We recognize revenues from sales of our hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service charges and other certain usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenues from the sale of equipment purchased but not yet delivered is deferred and recognized in the period that the hardware or equipment is put into service.

SMB Segment

SMB provided phone equipment and services that were interdependent and not sold separately. As such, they were accounted for as a combined unit of accounting under ASC 605-25.  Some agreements included a refund period or a promotion for free introductory service.  Revenue recognition was deferred for either period, after which we recognized the revenue for the combined unit ratably over the remaining service period.  Revenues from this segment were not significant for the three months ended March 31, 2017 or the year ended December 31, 2016.

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

As part of our quarterly impairment review for intangible assets with indefinite lives, including goodwill, we determined there were impairment indicators at the Enterprise segment as of March 31, 2017.

As was disclosed in prior year, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the hiring of a new Chief Operating Officer for the segment and additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and our new Executive Management team completed a comprehensive review of the Enterprise segment’s business prospects and, through this process, revised the projections.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and later in April management anticipated the loss of another one of the Enterprise segment’s significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment’s revenue in 2016.  We considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of the segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing the revised projections.

Based on the impairment indicators as of March 31, 2017 discussed above, we engaged an independent third party to perform a valuation of the Enterprise segment’s long-lived assets and indefinite-lived intangible assets, including goodwill as of March 31, 2017. The valuation estimated the fair value of Broadsmart’s identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. We recognized an impairment charge of $0.9 million for the carrying value in excess of the fair value.

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

In total, impairment losses of $31.5 million were recognized in operating expenses and a related deferred income tax benefit of $11.7 million was recognized in the Enterprise segment for the quarter ended March 31, 2017.  The impaired assets were (in thousands):

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	$37,127	$5,600	$31,527

Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our Consolidated Financial Statements included in Item 8 herein for further details.

As of October 1, 2017 (the “Measurement Date”), the Company engaged an independent third party to perform its annual goodwill impairment test for all of its reporting units in order to determine on an individual reporting unit basis if there was potential impairment. Fair value of each reporting unit was estimated using a discounted cash flow analysis.  The estimated fair value of goodwill for the Core Consumer reporting unit exceeded its book value, therefore no further testing was required and no impairment was recognized.

As part of the Company’s impairment reviews for intangible assets, management determined that there continued to be impairment indicators at the Enterprise segment as of the testing date of October 1, 2017.  As a result, the Company engaged an independent third party to perform a recoverability test of the Enterprise segment’s long-lived assets as of October 1, 2017. The sum of undiscounted cash flows of the intangible assets exceeded their book value, therefore no impairment was recognized.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carryforwards and timing differences between the recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We evaluated the valuation allowance as of December 31, 2017, 2016 and 2015 which resulted in adjustments of $0.5 million to bring the allowance to $16.8 million, ($1.2) million to bring the allowance to $16.3 million, and $1.3 million to bring the allowance to $17.5 million, respectively.  These amounts adjust the net deferred tax assets to the amount that will more-likely-than-not be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and will continue to make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. For the year ended December 31, 2017, we recorded a provision for uncertain tax positions of $2.6 million. For the year ended December 31, 2016, we reduced our provision for uncertain tax positions by ($0.3) million. For the year ended December 31, 2015, our provision for uncertain tax positions was reduced by ($10.1) million primarily due to the settlement of the IRS audits for tax years 2010 through 2013.  As of December 31, 2017 and 2016, the liability for uncertain tax positions totaled $13.1 million and $10.4 million, respectively, which has been reflected in other non-current liabilities.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law. Based upon currently available information, we analyzed the accounting implications of the significant effects of the Act during the period ended December 31, 2017, and recorded provisional incremental income tax expense of $6.1 million for the expected impact of the new tax regulations on the value of our deferred tax assets.  See Note 13, “Income Taxes” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

We file U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During fiscal 2013, we received notice that the IRS was going to examine our tax returns for 2010 and 2011. In October 2014, we were informed that the IRS was going to expand its audit to include our 2012 and 2013 tax returns. During 2015, we reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  We were able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in our December 31, 2015 consolidated balance sheets. The increase to the U.S. jurisdictional income resulted in a decrease in our Israeli jurisdictional income. The decrease in Israeli income, in turn, increased our Israeli net operating losses, resulting in a tax benefit of $5.6 million. For the year ended December 31, 2017, we recorded an income tax benefit of ($3.1) million, which is lower than the expected tax benefit of ($9.6) million, using the statutory rate of 34%, due in part, to a change in the U.S. federal income tax rate which resulted in us revaluing our deferred tax assets and lowering their value by $6.1 million, state income taxes of ($0.9) million, the revaluation of the Israel net operating loss carryforwards of ($1.3) million, increases to uncertain tax positions of $2.6 million, return to provision adjustments of ($2.6) million, and a reduction to deferred tax assets related to the surrender of stock options and option forfeitures of $2.7 million.  The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.  The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which we are subject.

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

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the year ended December 31, 2017. We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve retention, invest in new product development and innovation, capitalize on our strong retail distribution, and optimize the marketing of our magicJack products.  During the year ended December 31, 2017, we implemented initiatives to optimize auto-renewal and reduce breakage. We remain encouraged at the progress we have made. We believe that because of our brand awareness, our existing investment in mobile apps, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete in the fast-growing mobile second line market and build new revenue streams for the future.  We believe that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile Apps, or a combination of both.

During the year ended December 31, 2017, we continued steps to improve the operating results and bolster integration efforts for the Enterprise segment.   We continue to focus on improving customer churn and expanding Broadsmart sales channels.  In the first quarter of 2017, following a thorough review of the operations, sales pipeline, business practices and the current customer base, management re-evaluated the segment’s projections and made significant adjustments to future revenue growth assumptions. Because of the continued underperformance compared to projections and the anticipated customer churn, during the quarter ended March 31, 2017, we recognized a $31.5 million impairment on the intangible assets, including goodwill, of the Enterprise segment. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

In 2017, we launched our new “Spark” services targeting Small Office Home Office (“SOHO”), pursuing a mobile-first, web-first strategy.  We believe that because of our vertically integrated operations and CLEC network with significant excess capacity, we can be both competitively price disruptive and profitable at the same time, similar to the historical magicJack Core Consumer business.  We believe this strategy leverages existing assets and recent R&D investment, and is a webfocused customer acquisition and UCaaS model. We have worked to consolidate operations and to eliminate redundant SMB segment functions in Atlanta. We have also eliminated unproductive or less-promising ventures, including our partnership with Telefonica and the HoteliJack initiative.

However, the initial sales from our Spark initiative have been lower than anticipated and in the fourth quarter of 2017 we made the decision to reduce planned marketing spend on the initiative and re-evaluate and refine the business and marketing strategy for the product.

With the acquisition of Broadsmart, the investment in the magicJack SMB business and the continued efforts in improving and promoting our apps, we have taken significant steps to diversify our business from the Core Consumer segment into the SOHO and UCaaS space, with magicJack Spark and SMB targeting smaller businesses and Broadsmart serving medium to large enterprises.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our consolidated balance sheets for the periods indicated (in thousands).

	December 31,	December 31,	December 31,	2017 compared	2016 compared
	2017	2016	2015	to 2016	to 2015

Cash and cash equivalents	$52,638	$52,394	$78,589	$244	$(26,195)
Inventories	$1,880	$4,441	$5,723	$(2,561)	$(1,282)
Prepaid income taxes	$2,016	$527	$2,747	$1,489	$(2,220)
Receivable from earnout escrow	$-	$2,000	$-	$(2,000)	$2,000
Intangible assets, net	$10,190	$28,854	$6,687	$(18,664)	$22,167
Goodwill	$32,304	$47,185	$32,304	$(14,881)	$14,881
Deferred tax assets	$31,726	$26,568	$30,689	$5,158	$(4,121)
Income tax payable	$-	$1,527	$-	$(1,527)	$1,527
Accrued expenses and other current liabilities	$6,454	$8,426	$6,284	$(1,972)	$2,142
Total deferred revenue	$81,040	$92,708	$102,700	$(11,668)	$(9,992)
Other non-current liabilities	$13,787	$10,866	$11,098	$2,921	$(232)

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

During the year ended December 31, 2017, cash and cash equivalents increased $0.2 million, primarily reflecting estimated tax payments for fiscal 2016, personnel related disbursements including payment of 2016 accrued bonus, and severance payments related to the restructuring of the SMB business, costs associated with changes to our customer service team and the change in executive management team, investment in the SMB business, and legal fees and other costs associated with our response to activist shareholder initiatives, the strategic process and other ongoing litigation matters. These decreases were offset by the receipt of the $2.0 million receivable from the earn-out escrow and an additional $1.0 million in escrow funds related to the Broadsmart acquisition. Refer to Note 15, “Broadsmart Acquisition” in the Notes to our consolidated financial statements included in Item 8 herein for further details. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

During the year ended December 31, 2017, inventories decreased $2.6 million reflecting a $0.4 million write-down of obsolete inventory components and reduced purchases of magicJack devices reflecting lower year-over-year sales volumes.

During the year ended December 31, 2017, prepaid income taxes increased $1.5 million primarily due to a $3.0 million estimated federal tax payment made during the first quarter which was partially offset by the receipt of a $0.9 million state tax refund.

During the year ended December 31, 2017, receivable from earnout escrow decreased $2.0 million due to collection of the escrow funds.

During the year ended December 31, 2017, intangible assets decreased $18.7 million. The decrease in intangible assets is primarily attributable to the $16.6 million impairment of intangible assets for the Enterprise segment, and $3.1 million in amortization expense, partially offset by $1.1 million in acquisitions. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 6, “Intangible Assets,” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

During the year ended December 31, 2017, goodwill decreased $14.9 million due to the impairment of goodwill for the Enterprise segment. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

During the year ended December 31, 2017, deferred tax asset increased $5.2 million due primarily to the $31.5 million impairment of intangible assets, including goodwill, for the Enterprise segment.  Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets,” and Note 7, “Goodwill” in the Notes to our consolidated financial statements included in Item 8 herein for further details. This increase was partially offset by the surrender of stock options from two former executive officers and forfeitures of options by other executives. Refer to Note 12, “Share-based Compensation” in the Notes to our consolidated financial statements included in Item 8 herein for further details. Furthermore, the deferred tax assets were revalued as of December 31, 2017, reflecting the impact of changes to United States tax law which resulted in the carrying value of our deferred tax assets being reduced by approximately $6.1 million.

During the year ended December 31, 2017, income tax payable decreased $1.5 million reflecting the $3.0 million estimated tax payment for the prior year noted above and the current year to date income tax benefit not generating any new tax liability.

During the year ended December 31, 2017, accrued expenses and other current liabilities decreased $2.0 million due primarily to the following items that were accrued for as of December 31, 2016 that were satisfied during the year ended December 31, 2017; (i) a $0.6 million accrual for retailer promotions, (ii) a $0.5 million accrual for in-transit inventory, and (iii) $0.6 million in accrued expenses related to the SMB business.

During the year ended December 31, 2017, total deferred revenue decreased $11.7 million due primarily to the recognition of 2016 deferred revenue exceeding the deferral associated with 2017 sales.

During the year ended December 31, 2017, other non-current liabilities increased $2.9 million due primarily to a $2.6 million increase in the uncertain tax provision.

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

	Year ended December 31,			2017 Compared to		2016 Compared to
	2017	2016	2015	2016		2015
Net revenues
Sale of magicJack devices	$10,361	$12,775	$15,915	$(2,414)	(18.9)%	$(3,140)	(19.7)%
Access right renewals	51,925	58,513	65,761	(6,588)	(11.3)	(7,248)	(11.0)
Shipping and handling	1,308	889	794	419	47.1	95	12.0
magicJack-related products	4,730	5,435	4,289	(705)	(13.0)	1,146	26.7
Prepaid minutes	4,441	5,677	8,243	(1,236)	(21.8)	(2,566)	(31.1)
Access and wholesale charges	3,769	5,021	5,953	(1,252)	(24.9)	(932)	(15.7)
UCaaS	10,868	8,966	-	1,902	21.2	8,966	100.0
Other	591	122	7	469	*	115	*
Total net revenues	87,993	97,398	100,962	(9,405)	(9.7)	(3,564)	(3.5)

Cost of revenues
Cost of devices and related
products	7,903	8,684	8,320	(781)	(9.0)	364	4.4
Shipping and handling	1,322	1,729	1,194	(407)	(23.5)	535	44.8
Credit card processing fees	1,692	1,828	2,260	(136)	(7.4)	(432)	(19.1)
Network and carrier charges	9,706	12,310	15,352	(2,604)	(21.2)	(3,042)	(19.8)
UCaaS	7,303	7,224	-	79	1.1	7,224	100.0
Other	5,012	4,959	7,016	53	1.1	(2,057)	(29.3)
Total cost of revenues	32,938	36,734	34,142	(3,796)	(10.3)	2,592	7.6

Gross profit	55,055	60,664	66,820	(5,609)	(9.2)	(6,156)	(9.2)

Operating expenses:
Marketing	8,282	9,085	9,409	(803)	(8.8)	(324)	(3.4)
General and administrative	38,425	33,327	27,547	5,098	15.3	5,780	21.0
Impairment of goodwill and
intangible assts	31,527	998	-	30,529	*	998	*
Research and development	5,896	5,199	4,521	697	13.4	678	15.0
Consideration adjustment/ Gain on mark-to-market	(894)	(1,700)	-	806	47.4	(1,700)	(100.0)
Total operating expenses	83,236	46,909	41,477	36,327	77.4	5,432	13.1
Operating (loss) income	(28,181)	13,755	25,343	(41,936)	(304.9)	(11,588)	(45.7)

Other income (expense):
Interest and dividend income	123	26	26	97	*	-	*
Interest expense	-	-	(57)	-	*	57	*
Other (expense) income, net	(34)	(6)	-	(28)	*	(6)	*
Total other (expense) income	89	20	(31)	69	*	51	*
(Loss) income before income taxes	(28,092)	13,775	25,312	(41,867)	(303.9)	(11,537)	(45.6)
Income tax (benefit) expense	(3,129)	8,719	11,802	(11,848)	(109.5)	(3,083)	(26.1)
Net (loss) income	(24,963)	5,056	13,510	(30,019)	(639.2)	(8,454)	(62.6)
Loss attributable to
noncontrolling interest	-	(635)	-	635	*	(635)	*
Net (loss) income attributable
to common shareholders	$(24,963)	$5,691	$13,510	$(30,654)	*	$(7,819)	*
(Loss) income per common share:
Basic	$(1.55)	$0.36	$0.80	$(1.91)	*	$(0.44)	*
Diluted	$(1.55)	$0.35	$0.79	$(1.90)	*	$(0.44)	*

* - Not meaningful.

Core Consumer Segment

	Year Ended December 31,			2017 Compared to		2016 Compared to
	2017	2016	2015	2016		2015
Net revenues	$77,124	$88,420	$100,962	$(11,296)	(12.8)	$(12,542)	(12.4)%
Cost of revenues	25,635	29,429	34,142	(3,794)	(12.9)	(4,713)	(13.8)
Gross profit	51,489	58,991	66,820	(7,502)	(12.7)	(7,829)	(11.7)

Operating expenses:
Marketing	7,056	8,265	9,409	(1,209)	(14.6)	(1,144)	(12.2)
General and administrative	34,868	29,188	27,547	5,680	19.5	1,641	6.0
Impairment of goodwill and
intangible assets	-	498	-	(498)	(100.0)	498	100.0
Research and development	5,890	5,172	4,521	718	13.9	651	14.4
Consideration adjustment/ Gain on mark-to-market	(894)	(1,700)	-	806	47.4	(1,700)	(100.0)
Total operating expenses	46,920	41,423	41,477	5,497	13.3	(54)	(0.1)
Operating income	4,569	17,568	25,343	(12,999)	(74.0)	(7,775)	(30.7)

Enterprise Segment

	Year Ended December 31,		2017 Compared to
	2017	2016	2016
Net revenues	$11,003	$9,043	$1,960	21.7%
Cost of revenues	7,303	7,224	79	1.1
Gross profit	3,700	1,819	1,881	103.4

Operating expenses:
Marketing	1,226	380	846	222.6
General and administrative	3,691	3,141	550	17.5
Impairment of goodwill and
intangible assets	31,527	500	31,027	*
Research and development	6	22	(16)	(72.7)
Total operating expenses	36,450	4,043	32,407	*
Operating (loss)	(32,750)	(2,224)	(30,526)	*

Other Segment

	Year Ended December 31,		2017 Compared to
	2017	2016	2016
Net revenues	$-	$13	$(13)	(100.0)%
Cost of revenues	-	81	(81)	(100.0)
Gross profit	-	(68)	68	100.0

Operating expenses:
Marketing	-	440	(440)	(100.0)
General and administrative	-	1,076	(1,076)	(100.0)
Research and development	-	5	(5)	(100.0)
Total operating expenses	-	1,521	(1,521)	(100.0)
Operating (loss)	-	(1,589)	1,589	100.0

Components of Net Revenues

Our net revenues are comprised of the following sources:

•
Sales of the magicJack devices and access rights – represent revenues recognized from sales of the magicJack devices to retailers, wholesalers, or direct to customers, net of returns, over the period associated with the access right period. These revenues are recorded net of sales allowance, chargebacks, retailer discounts and advertising allowances;

•
Access right renewals and mobile apps – represent revenues from customers purchasing rights to access our servers beyond the initial access right period included with a magicJack device or magicJack service. The extended access right ranges from one to five years. These fees charged to customers are initially deferred and recognized as revenue ratably over the extended access right period. Revenues from access rights granted to users of the mobile apps are recognized ratably over the access right period;

•
Shipping and handling – represent charges for shipping and handling fees for magicJack devices shipped directly to customers. The fees are initially deferred and recognized as revenues over the access right period associated with the magicJack device;

•
magicJack-related products – represent revenues recognized from sale of other items related to the magicJack devices and access right renewals we offer our customers, including: (i) porting fees charged to customers to port their existing phone number to a magicJack device or service, (ii) fees charged for customers to select a custom, vanity or Canadian phone number, (iii) fees charged to customers to change their existing number and (iv) sale of battery powerbanks. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped;

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

•	Other revenues – represent VoIP services provided to small to medium sized businesses and revenues generated by ancillary revenue sources

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

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Net Revenues

Total net revenue was $88.0 million and $97.4 million for the year ended December 31, 2017 and 2016, respectively, representing a decrease of $9.4 million, or 9.7%. The decrease was primarily attributable to the following:

•
$2.4 million decrease in revenues from the sale of magicJack devices primarily reflecting lower retail sales volume, lower average revenue per unit sold due to promotional offers and a proposed consumer telecommunications tax settlement (since these taxes were not collected from customers and we report revenue net of such taxes this amount was recorded as a reduction of revenue);

•	$6.6 million decrease in access right renewal revenues due to customer churn, promotional offers and the number of long-term renewals in the customer base that are at lower average annual revenues;
•	$1.2 million decrease in revenues from prepaid minutes resulting from declining usage levels; and
•	$1.3 million decrease in revenues from access and wholesale charges resulting from lower network traffic.

These decreases in components of net revenue were partially offset by i) an increase of $1.9 million in revenues from UCaaS reflecting a full year of revenue in the current year, ii) an increase of $0.4 million in shipping and handling and iii) an increase of $0.5 million in other revenues.

For the year ended December 31, 2017 and 2016, sales of the magicJack devices through retail outlets represented approximately 53% and 52%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 47% and 48%, respectively, of magicJack devices sold. For the year ended December 31, 2017 and 2016, no retailer accounted for more than 10% of our consolidated net revenue.

Cost of Revenues

Total cost of revenues was $32.9 million and $36.7 million for the year ended December 31, 2017 and 2016, respectively, representing a decrease of approximately $3.8 million, or 10.3%.  The primary changes in cost of revenues were: (i) a $2.6 million decrease in network and carrier charges primarily as a result of lower traffic substantially resulting from the elimination of free app users at the end of the second quarter of 2016, (ii) $0.8 million decrease in cost of devices and related products due to lower sales volume, and (iii) $0.4 million decrease in shipping and handling costs.

Operating Expenses

Total operating expenses were $83.2 million and $46.9 million for year ended December 31, 2017 and 2016, respectively, representing an increase of $36.3 million, or 77.4%. This change in operating expenses is primarily attributable to:

•
A $30.5 increase in impairment of intangible assets consisting of a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment in 2017 compared to $1.0 million impairment of domain names and other intangibles in 2016. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill”, Note 6, “Intangible Assets” and Note 7, “Goodwill” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

•	a $0.8 million decrease in marketing expense, primarily related to a reduction in media buys from the prior year,
•	a $5.1 million increase in G&A expense due to several factors including:
i.
a $5.7 million increase in costs related to the Core Consumer segment, primarily composed of: a) a $2.8 million increase in personnel related expenses primarily reflecting severance and new executive officer compensation including sign-on bonuses, b) a $5.6 million increase in legal fees related to the response to activist shareholders, strategic process and other litigation matters, c) a $0.4 million increase in accounting fees related to valuation work, ASC 606 implementation costs and the SOX integration of Broadsmart,  d) a $0.5 million asset impairment related to our exit from our joint venture in the home consumer product market, e) a $0.2 million increase in customer care costs, f) a $0.2 million increase in insurance related costs and g) a $1.0 million increase in other G&A costs primarily due to consulting fees related to the management transition and the strategic process; partially offset by a $5.0 million decrease in costs related to SMB activity reflecting the scaling back of the Alpharetta location.

ii.	An increase of $0.5 million of costs at Broadsmart, primarily reflecting a full year of operations in 2017 as compared to a partial year in 2016.
iii.	These increases were partially offset by a $1.1 million decrease in costs related to other initiatives.
•
a $0.7 million increase in R&D expense, primarily related to increases in personnel for the Core Consumer segment for product development of the new Spark mobile app and a new chip for future device upgrades.

•
A $0.8 million decrease in unusual consideration adjustment/gains on mark-to-market related to Broadsmart.  Refer to Note 15, “Broadsmart Acquisition” in the Notes to our consolidated financial statements included in Item 8 herein for further details.

Income Taxes

Total income tax (benefit) expense was ($3.1) million and $8.7 million for the year ended December 31, 2017 and 2016, respectively. The calculation of our effective income tax rate for the year ended December 31, 2017 and 2016 was (in thousands):

	Year Ended December 31,
	2017	2016

Income before taxes	$(28,092)	$13,775
Income tax expense (benefit)	(3,129)	8,719
Effective income tax rate	11.14%	63.30%

We operate primarily in the United States and Israel.  Our U.S. operations are subject to a federal statutory income tax rate of 34% in 2017 and 2016 and our Israeli operations are subject to statutory income tax rates of 24% in 2017 and 25% in 2016.  The U.S. operations will be subject to a federal statutory income tax rate of 21% in 2018 and the Israeli operations will be subject to a statutory income tax rate of 23% in 2018.

For the year ended December 31, 2017, we recorded an income tax benefit of ($3.1) million, which is lower than the expected tax benefit of ($9.6) million, using the statutory rate of 34%, due in part, to a change in the U.S. federal income tax rate which resulted in us revaluing our deferred tax assets and lowering their value by $6.1 million reflecting our initial estimate of the impact of the Act, state income taxes of ($0.9) million, the revaluation of the Israel net operating loss carryforwards of ($1.3) million, increases to uncertain tax positions of $2.6 million, return to provision adjustments of ($2.6) million, and a reduction to deferred tax assets related to the surrender of stock options and option forfeitures of $2.7 million.  The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations

The 2018 estimated annual effective tax rate is expected to approximate 24.0%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net (Loss) Income Attributable to Common Shareholders

As a result of the foregoing items, net (loss) income attributable to common shareholders decreased to a net loss of ($25.0) million in the year ended December 31, 2017, as compared to net income attributable to common shareholders of $5.7 million in the year ended December 31, 2016. Net loss attributable to common shareholders per diluted ordinary share was ($1.55) for the year ended December 31, 2017, as compared to net income attributable to common shareholders of $0.35 per diluted ordinary share in the prior year. The change was primarily due to the impairment of the Enterprise segment intangible assets, declining revenue in the Core business and an increase in operating expenses related to the Company’s response to activist shareholders and other legal matters as well as costs associated with management change.

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

These increases were partially offset by a $1.7 million consideration adjustment/gain on mark-to-market related to the Broadsmart Earnout Payment. There was also a small net decrease of $0.3 million in consolidated marketing expense.  By segment, the changes were a $4.6 million decrease in the Core Consumer segment due to reduced media buys and personnel related costs, partially offset by the addition of: (a) $3.5 million in costs associated with the SMB segment, (b) $0.4 million in costs associated with the Enterprise segment (Broadsmart), and (c) $0.4 million in costs associated with the “Other” segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand, and investments. As of December 31, 2017, we had cash and cash equivalents of $52.6 million, investments of $0.4 million and accounts receivables of $2.4 million. Accounts payable and income taxes payable at December 31, 2017, were $3.2 million and $0.0 million, respectively.  During the year ended December 31, 2017, our cash increased from $52.4 million as of December 31, 2016 to $52.6 million as of December 31, 2017.  The relatively small change in our cash balance reflects reduced operating cash flows due to lower revenue combined with one time charges related to the strategic process, executive management change and the proxy contest, as well as our investment in the SMB business.

During the year ended December 31, 2017, we generated positive operating cash flows of $2.0 million, as compared to $15.3 million for the year ended December 31, 2016. The $13.3 million decrease was primarily attributable to the decrease in net income discussed above. Net loss was ($25.0) million for the year ended December 31, 2017 as compared to net income of $5.1 million for the year ended December 31, 2016.

As of December 31, 2017, we had approximately $52.6 million in cash and cash equivalents. The distribution of funds to shareholders is governed by Israeli law which places certain restrictions on a company’s ability to declare dividends, perform share buy-backs and make other cash distributions.  As an Israeli entity, the Company must comply with those restrictions, which would cause any such cash distribution or use of cash to be subject to significant delays.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $2.0 million, $15.3 million and $25.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, net cash provided by operating activities was primarily attributable to:

•
($25.0) million of net loss, which included $37.2 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise segment, (ii) $4.4 million of depreciation and amortization expense, (iii) $3.0 million of stock-based compensation expense, and (iv) a $2.6 million increase in uncertain tax positions, partially offset by a $4.6 million deferred income tax benefit;  and

•
Changes in operating assets and liabilities of (i) a $3.4 million increase in prepaid income taxes, (ii) an $11.4 million decrease in deferred revenue, and (iii) a $2.0 million decrease in accrued expenses and other current liabilities.  These items were partially offset by (i) a $0.7 million decrease in accounts receivable, ii) a $2.5 million decrease in inventory levels, iii) a $2.0 million decrease in receivable from earnout escrow and iv) a $0.7 million increase in accounts payable.

During the year ended December 31, 2016, net cash provided by operating activities was primarily attributable to:

•
$5.1 million of net income; which included $12.7 million in non-cash items consisting primarily of (i) $4.2 million of share-based compensation expense, (ii) $4.7 million of depreciation and amortization expense, (iii) a $2.0 million impairment of intangible assets, (iv) a $0.3 million increase in uncertain tax positions, and (v) a $4.4 million decrease in deferred income tax provision, partially offset by a $1.7 million gain on mark-to-market related to the Broadsmart Earnout Payment;

•
Changes in operating assets and liabilities of (i) a $1.6 million decrease in inventory levels; (ii) a $2.0 million decrease in prepaid income taxes; (iii) a $1.5 million increase in accounts payable, and (iv) a $1.5 million increase in income taxes payable. These items were partially offset by: (i) a $10.2 million decrease in deferred revenue; (ii) a $1.0 million decrease in accrued expenses and other current liabilities; and (iii) a $0.4 million increase in deposits and other current assets.

During the year ended December 31, 2015, net cash provided by operating activities was primarily attributable to:

•
$13.5 million net income, which included $20.1 million in net non-cash items consisting primarily of (i) $5.3 million in share-based compensation related primarily to ordinary share options and restricted stock units issued to executives, (ii) $3.6 million of depreciation and amortization expense, (iii) $12.9 million in deferred tax expense, (iv) $0.1 million in the provision for billing adjustments, and (v) $0.1 million in non-cash interest, offset in part by a $1.8 million decrease in uncertain tax positions,

•
Changes in operating assets and liabilities of (i) $0.7 million decrease in deferred costs related to the magicJack device, (ii) a $3.1 million decrease in prepaid income taxes, (iii) a $1.6 million increase in accrued bonus, and (iv) $0.9 million decrease in accounts receivable; offset in part by (i) $8.5 million decrease in deferred revenues primarily as a result of lower sales of magicJack devices, (ii) $0.1 million increase in inventories, (iii) $1.0 million increase in deposits and other current assets, (iv) $1.8 million decrease in accounts payable, (v) a $0.9 million decrease in income taxes payable and (vi) $2.3 million decrease in accrued expenses and other current liabilities.

Cash Flow – Investing Activities

Net cash used in investing activities was $1.4 million, $41.0 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Net cash used in investing activities during the year ended December 31, 2017 was primarily attributable to the acquisition of software licenses and property and equipment.  Net cash used in investing activities during the year ended December 31, 2016 was primarily attributable to the acquisition of Broadsmart.  Net cash used in investing activities during the year ended December 31, 2015 was attributable to $1.0 million used for purchases of property and equipment.

Cash Flow –Financing Activities

Net cash used in financing activities was $0.4 million $0.4 million and $21.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net cash used in financing activities for the years ended December 31, 2017 and 2016 relates primarily to the repurchase of shares to settle executives’ tax withholding liability upon the vesting of restricted stock units during the years.

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

Stock Repurchase Program

In the first quarter of 2015, our Board of Directors authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $20.0 million. The objective of our stock repurchase program was to improve stockholders’ returns. As of December 31, 2015, we had expended the maximum authorized amount of $20.0 million for the acquisition of ordinary shares under the 2015 stock repurchase program. All shares purchased, and not yet retired, are recorded as treasury shares. We repurchased 2,329,003 ordinary shares under this program through December 31, 2015. We had no stock repurchase activity in the years ended December 31, 2016 and 2017.

Our Board of Directors had previously authorized a stock repurchase program to enable us to purchase our ordinary shares at such times as management deemed appropriate up to a maximum cumulative repurchase authority of $100.0 million. The objective of our stock repurchase program was to improve stockholders’ returns. As of December 31, 2014, we had repurchased $91.3 million of ordinary shares under the previous stock repurchase program, and there was $8.7 million that remained authorized to purchase ordinary shares pursuant to the stock repurchase program. This program was terminated when our Board of Directors approved the new $20.0 million program in the first quarter of 2015. All shares purchased, and not yet retired, were recorded as treasury shares. There was no repurchase activity related to our previous stock repurchase program for the years ended December 31, 2017, 2016 or 2015. We repurchased 6,143,731 ordinary shares under this program through December 31, 2015.

We have in the past bought call option contracts and sold put option contracts in connection with our share repurchase program in order to attempt to lower the average share price paid for ordinary shares it purchased. There were no outstanding put option contracts at December 31, 2017, 2016 or 2015, and we do not expect to buy call options or sell common equity put options in the future as part of any share repurchase program. We did not purchase any call option contacts or sell any put option contracts during the years ended December 31, 2017, 2016 or 2015.

Other Liabilities

Refer to Note 9, “Other Liabilities,” in the Notes to our Consolidated Financial Statements included in Item 8 herein for details.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2,  Summary of Accounting Policies, in the Notes to our Consolidated Financial Statements included in Item 8 herein for details.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The impact that our aggregate contractual obligations as of December 31, 2017 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$1,407	$741	$535	$131	$-
Accrued severance pay (1)	$468	$-	$-	$-	$468
Uncertain tax positions	$13,063	$1,360	$1,707	$5,501	$4,495
Total contractual obligations	$14,938	$2,101	$2,242	$5,632	$4,963

(1) As of December 31, 2017, we had $0.3 million in severance pay funds in reserve to settle such liabilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks that are inherent in its financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect its results of operations or financial condition.

Exposure to Interest Rates

The primary objective of the Company’s investment activities is to preserve its capital until it is required to fund operations while at the same time maximizing the income the Company receives from its investments without incurring investment market volatility risk. The Company’s investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on the Company’s cash and cash equivalents. Due to the short-term nature of the Company’s cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair market value of the Company’s portfolio as of December 31, 2017.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
magicJack VocalTec, Ltd. and Subsidiaries
Netanya, Israel

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of magicJack VocalTec, Ltd. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, capital equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2007.

West Palm Beach, Florida

March 16, 2018

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$52,638	$52,394
Investments, at fair value	369	447
Accounts receivable, net of allowance for doubtful accounts and billing adjustments
of $234 and $402, respectively	2,428	3,171
Inventories	1,880	4,441
Deferred costs	1,936	2,319
Prepaid income taxes	2,016	527
Receivable from earnout escrow	-	2,000
Deposits and other current assets	1,874	1,970
Total current assets	63,141	67,269

Property and equipment, net	2,772	3,805
Intangible assets, net	10,190	28,854
Goodwill	32,304	47,185
Deferred tax assets	31,726	26,568
Deposits and other non-current assets	909	836
Total assets	$141,042	$174,517
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$3,199	$2,790
Income tax payable	-	1,527
Accrued expenses and other current liabilities	6,454	8,426
Deferred revenue, current portion	42,243	48,507
Total current liabilities	51,896	61,250

Deferred revenue, net of current portion	38,797	44,201
Other non-current liabilities	13,787	10,866
Total liabilities	104,480	116,317

Commitments and contingencies (Note 10)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,072 and 25,039
shares issued at December 31, 2017 and 2016, respectively	112,038	111,783
Additional paid-in capital	13,848	13,567
Treasury stock (8,882 and 8,988 shares at December 31, 2017 and 2016, respectively)	(118,146)	(120,300)
Retained earnings	28,822	53,785
Total magicJack VocalTec Ltd. shareholders' equity	36,562	58,835
Noncontrolling interest	-	(635)
Total capital equity	36,562	58,200
Total liabilities and capital equity	$141,042	$174,517

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended December 31,
	2017	2016	2015

Net revenues	$87,993	$97,398	$100,962
Cost of revenues	32,938	36,734	34,142
Gross profit	55,055	60,664	66,820

Operating expenses:
Marketing	8,282	9,085	9,409
General and administrative	38,425	33,327	27,547
Impairment of intangible assets and goodwill	31,527	998	-
Research and development	5,896	5,199	4,521
Consideration adjustment/ Gain on mark-to-market	(894)	(1,700)	-
Total operating expenses	83,236	46,909	41,477
Operating (loss) income	(28,181)	13,755	25,343

Other income (expense):
Interest and dividend income	123	26	26
Interest expense	-	-	(57)
Other (expense) income, net	(34)	(6)	-
Total other income (expense)	89	20	(31)
(Loss) income before income taxes	(28,092)	13,775	25,312
Income tax (benefit) expense	(3,129)	8,719	11,802
Net (loss) income	(24,963)	5,056	13,510
Net loss attributable to noncontrolling interest	-	635	-
Net (loss) income attributable to magicJack VocalTec Ltd. common shareholders	$(24,963)	$5,691	$13,510

(Loss) income per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$(1.55)	$0.36	$0.80
Diluted	$(1.55)	$0.35	$0.79

Weighted average common shares outstanding:
Basic	16,088	15,815	16,975
Diluted	16,088	16,064	17,045

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Noncontrolling Interest	Total Capital Equity
	Number	Amount		Number	Amount
Balance, December 31, 2014	25,032	$111,771	$10,414	(7,164)	$(107,683)	$34,584	$-	$49,086

Exercise of ordinary share
options	4	2	-	-	-	-	-	2
Share-based compensation	-	-	5,268	-	-	-	-	5,268
Issuance of ordinary shares	-	-	(1,109)	90	1,109	-	-	-
Purchase of treasury stock	-	-	-	(2,352)	(20,198)	-	-	(20,198)
Net income	-	-	-	-	-	13,510	-	13,510
Balance, December 31, 2015	25,036	$111,773	$14,573	(9,426)	$(126,772)	$48,094	$-	$47,668

Exercise of ordinary share
options	3	10	-	-	-	-	-	10
Share-based compensation	-	-	4,220	-	-	-	-	4,220
Issuance of ordinary shares	-	-	(3,293)	267	3,293	-	-	-
Issuance of shares for
acquisition	-	-	(1,933)	233	3,609	-	-	1,676
Purchase of treasury stock	-	-	-	(62)	(430)	-	-	(430)
Net income	-	-	-	-	-	5,691	(635)	5,056
Balance, December 31, 2016	25,039	$111,783	$13,567	(8,988)	$(120,300)	$53,785	$(635)	$58,200

Exercise of ordinary share
options	-	-	(939)	181	2,239	-	-	1,300
Share-based compensation	-	-	3,042	-	-	-	-	3,042
Issuance of ordinary shares	17	140	(1,912)	144	1,772	-	-	-
Reclassification of shares*	16	115	90	(16)	(205)	-	-	-
Purchase of treasury stock	-	-	-	(203)	(1,652)	-	-	(1,652)
Deconsolidation of subsidiary	-	-	-	-	-	-	635	635
Net loss	-	-	-	-	-	(24,963)	-	(24,963)
Balance, December 31, 2017	25,072	$112,038	$13,848	(8,882)	$(118,146)	$28,822	$-	$36,562

* represents shares previously recorded as treasury stock that were reclassified as they were issued as new shares.

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(24,963)	$5,056	$13,510
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for doubtful accounts and billing adjustments	-	203	81
Share-based compensation	3,042	4,220	5,268
Depreciation and amortization	4,374	4,733	3,585
Gain on mark-to-market	-	(1,700)	-
Impairment of intangible assets and goodwill	31,527	998	-
(Decrease) increase of uncertain tax positions	2,628	(315)	(1,789)
Deferred income tax provision (benefit)	(4,605)	4,418	12,863
Interest expense - non-cash	-	-	57
Loss on disposal of assets	243	-	-
Change in operating assets and liabilities, net of business acquisitions
Accounts receivable	736	118	897
Inventories	2,456	1,584	(88)
Deferred costs	300	(222)	668
Deposits and other current assets	(3,285)	2,366	2,125
Receivable from earnout escrow	2,000	-	-
Other non-current assets	206	11	(8)
Accounts payable	653	1,522	(1,782)
Income taxes payable	38	1,527	(873)
Accrued expenses and other current liabilities	(2,004)	966	(679)
Deferred revenue	(11,394)	(10,164)	(8,527)
Other non-current liabilities	75	(71)	56
Net cash provided by operating activities	2,027	15,250	25,364

Cash flows from investing activities:
Proceeds from sales of investment in joint venture	245	-	-
Proceeds from sales of property and equipment	25	-	-
Purchases of marketable securities	-	(80)	-
Purchases of property and equipment	(611)	(605)	(1,024)
Acquisition of intangible assets	(1,090)	(321)	-
Acquisition of Broadsmart, net of cash acquired	-	(40,019)	-
Net cash used in provided by investing activities	(1,431)	(41,025)	(1,024)

Cash flows from financing activities:
Purchase of treasury stock	-	-	(20,000)
Repurchase of ordinary shares to settle withholding liability	(455)	(430)	(198)
Proceeds from exercise of ordinary share options	103	10	2
Payment of other current liabilities	-	-	(1,500)
Net cash used in financing activities	(352)	(420)	(21,696)
Net increase (decrease) in cash and cash equivalents	244	(26,195)	2,644
Cash and cash equivalents, beginning of year	52,394	78,589	75,945
Cash and cash equivalents, end of year	$52,638	$52,394	$78,589

See accompanying notes to consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Year Ended December 31,
	2017	2016	2015

Supplemental disclosures:
Income taxes paid	$3,321	$1,495	$5,213
Non-cash investing and financing activities:
Property and equipment (acquired but not paid)	$-	$182	$-
Ordinary shares issued for purchase of Broadsmart	$-	$1,676	$-

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

On November 9, 2017, the Company entered into a Merger Agreement with B. Riley Financial, Inc. (“B. Riley”), in which B. Riley proposes to acquire all of the outstanding shares of the Company for $8.71 per share. The purchase price of $8.71 per share represents a premium of approximately (i) 18.5% over the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 14, 2017, the last completed trading day prior to the date that the Company announced that it had received unsolicited indications of interest and would be considering its strategic alternatives, (ii) 23.6% over the 90-day average closing price of the Company’s ordinary shares for the period ended November 7, 2017, and (iii) 54.2% over the closing price of the Company’s ordinary shares on November 8, 2017, the last completed trading day prior to the Company’s announcement that it entered into the Merger Agreement. The Transaction is subject to various closing conditions, including Company shareholder approval and regulatory approvals.  A Special Meeting of the Shareholders is scheduled for March 19, 2018, to vote on the Transaction.  The Company anticipates that it will complete the Transaction in the first half of 2018.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices, and a customer care call center in West Palm Beach, Florida. In addition the Company has offices for technology management in Franklin, Tennessee, research and development in Plano, Texas, Sunnyvale, California, Alpharetta, Georgia and Warsaw, Poland and the UCaaS provider in West Palm Beach and Fort Lauderdale, Florida.

Basis of Presentation

The Company's consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”). References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company's functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which the Company's consolidated operations are conducted. Transactions and balances originally denominated in dollars are presented at their original amounts. Transactions and balances in currencies other than dollars, including Israeli New Shekel (”NIS”) and Polish Zloty (“PLN”), are re-measured in dollars and any gains or losses are recognized in the Company's earnings in the period they occur.

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

Approximately 86%, 87% and 90% of the Company’s revenues in the years ended December 31, 2017, 2016 and 2015, respectively, were from sales to customers located in the United States.

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of magicJack VocalTec Ltd. and its wholly-owned subsidiaries, YMax Corporation, YMax Communications Corp., magicJack Holdings Corporation, magicJack, LP, SJ Labs, Inc., Tiger Jet Network, Inc., VocalTec Communications, LLC (“VocalTec US”, formerly Stratus Telecommunications, LLC), Broadsmart Global, Inc. (“Broadsmart”), and magicJack SMB, Inc. The results of Broadsmart Global, Inc. have been included since March 17, 2016.  Refer to Note 15, “Acquisition of Business,” for further details. The results of SMB have been included since the first quarter of 2016.  All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods consolidated financial statement amounts to conform to the current presentation.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which began selling a line of high-technology residential consumer products in the fourth quarter of fiscal year 2016. On March 31, 2017, this interest was reduced to 36% and on June 30, 2017 the Company sold its remaining interest to the unrelated third party.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the consolidated statement of operations for the year ended December 31, 2017.

The operations of the joint venture for the years ended December 31, 2017 and 2016 have not been significant to the Company’s financial statements. The Company’s consolidated financial statements for the year ended December 31, 2016, include an adjustment to income attributable to magicJack VocalTec Ltd. common shareholders of $635 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it is included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment Reporting,” for further details.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of significant accounting policies used in preparing the Company’s consolidated financial statements, including a summary of recent accounting pronouncements that may affect its financial statements in the future, follows:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates and judgments are revised periodically as required. Actual results could differ from those estimates. Significant estimates include the recoverability of long-lived assets and goodwill, income taxes, income tax valuation allowance, uncertain tax liabilities, the value of ordinary shares issued in asset acquisitions, business combinations or underlying the Company’s ordinary share options, the expected forfeitures of ordinary share options and estimates of likely outcomes related to certain contingent liabilities.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of December 31, 2017 and 2016, all of them are Level 1 instruments, except for debt securities, which are Level 2 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

Cash and Cash Equivalents

The Company considers all highly-liquid financial instruments with a maturity at acquisition of three months or less to be cash equivalents.

Investments

Investments consist of time deposits with maturity dates of greater than 90 days totaling $369 thousand and $447 thousand at December 31, 2017, and 2016, respectively.  The fair value of time deposits at December 31, 2017 and 2016 was determined based on its face value, which approximates its fair value and is a Level 1 input. There was no realized gain or loss on investments for the years ended December 31, 2017, 2016 and 2015.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunication carriers and are common in the telecommunication industry. The changes in allowance for doubtful accounts and billing adjustments for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Balance, beginning of period	$402	$455	$1,171
Change in provision for doubtful accounts	3	214	75
Change in provision for billing adjustments	(3)	(12)	6
Recoveries	-	-	(10)
Write-offs	(168)	(255)	(787)
Balance, end of period	$234	$402	$455

The Company settled certain Enterprise segment receivable disputes during the year ended December 31, 2017, which resulted in the write-offs of approximately $0.2 million of accounts receivables the Company had previously reserved. The Company settled certain carrier receivable disputes during the years ended December 31, 2016 and 2015, which resulted in the write-offs of approximately $0.3 million and $0.8 million, respectively, of accounts receivables the Company had previously reserved.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable. Cash equivalents generally consist of money market instruments.

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at each foreign bank are not insured. The Company has never experienced any losses related to these balances. At December 31, 2017, the Company had cash and cash equivalents totaling $52.6 million, which included (i) $52.0 million in U.S. banks, and (ii) $0.6 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.7 million in one individual financial institution, were fully insured, except for $11 thousand that exceeded insurance limits at December 31, 2017. The Company had money market accounts with financial institutions with balances totaling approximately $50.2 million.

For the Core Consumer segment, no telecommunication carriers accounted for more than 10% of the segment’s gross accounts receivable at December 31, 2017 and 2016.  For the years ended December 31, 2017, 2016 and 2015, no telecommunication carrier accounted for more than 10% of the segment’s total operating revenue.

For the Core Consumer segment, one customer accounted for approximately 11% of the segment’s gross accounts receivable at December 31, 2017.  Three customers accounted for approximately 34% of the segment’s gross accounts receivable at December 31, 2016. For the years ended December 31, 2017, 2016 and 2015, no retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, two U.S. customers accounted for approximately 55% of gross accounts receivable at December 31, 2017. No customer accounted for more than 10% of gross accounts receivable at December 31, 2016.  For the years ended December 31, 2017 and 2016, two customers accounted for approximately 29% of the segment’s total operating revenues.

For the former SMB segment, accounts receivable were not significant at December 31, 2016. The former segment’s operating revenues were not significant for the year ended December 31, 2016 or the three months ended March 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Receivable from Earnout Escrow

The 2016 acquisition of Broadsmart, described in Note 15, “Acquisition of Business,” included a contingent earnout payment of $2.0 million in cash, if the acquired assets generated 2016 revenues of at least $15.6 million. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company recorded the funds on the accompanying consolidated balance sheet as a receivable from earnout escrow.  These funds were received during the year ended December 31, 2017.

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

Intangible Assets

Identifiable intangible assets are stated at cost and accounted for based on whether the useful life of the asset is definite or indefinite. Identified intangible assets with definite useful lives are amortized using the accelerated and straight-line methods over their estimated useful lives, which range from one to seventeen years. Intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or more frequently if there is an indicator of impairment.

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

The Company recognized impairment charges of $16.6 million and $1.0 million on intangible assets during the years ended December 31, 2017 and 2016. In the year ended December 31, 2015, there were no deemed impairments of assets. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 6, “Intangible Assets” for further details.

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

The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full balance for that unit, during the year ended December 31, 2017. There was no impairment of goodwill during the years ended December 31, 2016 and 2015. Refer to Note 3, “Impairment of Intangible Assets, Including Goodwill” and Note 7, “Goodwill” for further details.

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

For the Enterprise segment, deferred revenue consists of hardware or equipment purchased but not yet delivered and put into service.  The Company recognizes revenue from UCaaS hardware or equipment sales in the period they are put into service.

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

The following table presents a breakdown of the Company’s net revenues by source for the periods indicated (in thousands).

	Year Ended December 31,
	2017	2016	2015
Net revenues
Sale of magicJack devices	$10,361	$12,775	$15,915
Access right renewals	51,925	58,513	65,761
Shipping and handling	1,308	889	794
magicJack-related products	4,730	5,435	4,289
Prepaid minutes	4,441	5,677	8,243
Access and wholesale charges	3,769	5,021	5,953
UCaaS	10,868	8,966	-
Other	591	122	7
Total net revenues	$87,993	$97,398	$100,962

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, "Revenue Recognition" (“ASC 605”), which provides authoritative guidance on revenue recognition. For arrangements that include more than one product or service (deliverables), the Company applies Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.  The Company is transitioning to ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), which will be implemented in 2018.

Core Consumer Segment

magicJack Devices Revenue

 magicJack devices include an access right, which qualify as multiple deliverables per ASC 605-25.  Since the device and initial access right are interdependent and not sold separately, they are accounted for as a combined unit of accounting. Direct sales of devices include shipping charges and 30 days to return the device and cancel the service.  For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay for the years ended December 31, 2017, 2016 and 2015 was 30 days, 90 days and 90 days, respectively. The Company defers revenue recognition on direct sales for the 30 day return period and on retail sales for the delay period, after which the Company recognizes the revenue from device sales ratably over the remaining access right period.

Access Right Renewals and Mobile Apps

Customers may renew access rights for periods ranging from one month to five years. The revenue associated with access right renewals is deferred and recognized ratably over the extended access right period. Revenue from the sales of mobile app access rights is recognized ratably over the access right period.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers, the ability to either change their existing phone numbers or port them to a magicJack device, and battery powerbanks for mobile devices. These revenues are recognized at the time of sale, with the exception of sales of the battery powerbank which are recognized when shipped.

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

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company may offer certain retailers the limited right to return any unsold merchandise from their initial stocking orders. The Company also accepts returns of battery powerbanks for mobile devices within 30 days of sale. The Company estimates potential returns under these arrangements at point of sale and re-estimates potential returns on a quarterly basis. For the years ended December 31, 2017, 2016 and 2015, the Company’s estimates of returns and actual returns from initial stocking orders have not been materially different.

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

SMB Segment

SMB provided phone equipment and services that were interdependent and not sold separately. As such they were accounted for as a combined unit of accounting under ASC 605-25.  Some agreements included a refund period or a promotion for free introductory service.  Revenue recognition was deferred for either period, after which the Company recognized the revenue for the combined unit ratably over the remaining service period.  Revenue from this segment was not significant for the three months ended March 31, 2017 or the year ended December 31, 2016.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $3.0 million, $3.6 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Starting in the second quarter of 2017, these amounts include SMB.

Enterprise Segment

Cost of revenues related to the Company’s UCaaS services include direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers, along with related shipping and installation costs, which are recognized in the period they are delivered and put into service.

SMB Segment

Cost of revenues for the SMB segment included direct costs of providing the services, which were expensed as incurred, and costs for phone equipment, which were recognized ratably over the service period.  Cost of revenues from this segment were not significant for the three months ended March 31, 2017 or the year ended December 31, 2016.

Marketing Expenses

Marketing expenses consist primarily of advertising media buys for television commercials, Internet advertising and print advertising, as well as marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred. A break-down of marketing expenses by category is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Advertising media buys	$2,901	$5,139	$6,698
Marketing personnel related	2,373	2,037	1,487
Other marketing projects	3,008	1,909	1,224
Total marketing expenses	$8,282	$9,085	$9,409

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

Research and development expenses were $5.9 million, $5.2 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Consideration Adjustment/Gain on Mark-to-Market

The acquisition of Broadsmart in March 2016, described in Note 15, “Acquisition of Business,” included an additional contingent payment of $2.0 million in cash to Todd A. Correll and Thomas J. Tharrington (Messrs. Correll and Tharrington are collectively referred to as the "Seller Shareholders"), if the acquired assets generate 2016 revenues equal to or exceeding $15.6 million (the "Earnout Payment"). The Earnout Payment will not exceed $2.0 million. The $2.0 million Earnout Payment was paid into escrow at the time of closing. With the help of a third party valuation firm, the value of this contingent consideration was determined to be $1.7 million which was included in total consideration of the business acquired. In the third quarter ended September 30, 2016, management concluded that it was remote that 2016 revenues of the acquired assets would equal or exceed $15.6 million, and accordingly recorded a $2.0 million receivable from earnout escrow in the consolidated balance sheets. Corresponding income of $1.7 million from change in contingent consideration was recorded as a reduction of operating expense labeled consideration adjustment/gain on mark-to-market in the consolidated statements of operations.

On June 23, 2017, the founders of Broadsmart left the Company.  On August 4, 2017, the Company reached a mutual agreement with the founders that included release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earn-out amount.  The remaining $2.0 million in the escrow to cover indemnification claims will remain in escrow until March 2019, pursuant to the provisions of the purchase agreement, to cover potential claims by the Company for telecommunications taxes.  During the year ended December 31, 2017, the Company collected both escrow amounts.  The $1.0 million was recorded as a consideration adjustment/gain on mark-to-market, less amounts due from the founders.

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

Earnings (Loss) per Share Attributable to Common Shareholders

Net income (loss) per share attributable to the Company’s shareholders – basic, is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period. Net income (loss) per share attributable to the Company’s shareholders – diluted, is computed using the weighted average number of common and potentially dilutive common share equivalents outstanding during the period. Potential common shares consist of shares issuable upon the exercise of options to purchase ordinary shares or the vesting of restricted stock.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which is the new ASC 606. The new standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. On July 9, 2015, the FASB deferred the effective dates of the new standard by one year. As a result, the new standard will be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, but cannot precede the original effective date (annual and interim reporting periods beginning after December 15, 2016).

ASC 606 is effective for the Company beginning January 1, 2018. The Company has adopted the requirements of the new standard using the modified retrospective transition method under which ASC 606 is being applied only to the most current period presented and the cumulative effect of applying the new standard is recognized at the date of initial application as a cumulative adjustment to retained earnings. We are substantially complete with our assessment of the overall impact the adoption of ASC 606 has on our consolidated financial statements, and we are continuing our evaluation of certain aspects of the new standard including potential changes to future financial reporting and disclosures.

Based on our assessment performed to date, the Company identified two distinct performance obligations in the sale of the magicJack devices under the new standard. Accordingly, the transaction price for our magicJack device sales will be allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment will be recognized when control transfers to the customer, and service revenue will be recognized over the service term. Total revenue over the full contract term will be unchanged and there will be no change to customer billing, the timing of cash flows or the presentation of cash flows. We will no longer delay revenue recognition for devices sold with a right of return prior to the expiration of the 30 day trial period and will instead estimate the returns as part of the transaction price.

Additionally, the new standard requires the deferral of incremental costs to obtain a customer contract, which are then amortized to expense over the respective periods of expected benefit. As a result, sales commission costs associated with our multi-year service renewal plans, which were historically expensed as incurred under our previous accounting, will be deferred and amortized. We will utilize the practical expedient permitting expensing of costs to obtain a contract when the expected amortization period is one year or less.

The anticipated cumulative effect of initially applying ASC 606 on January 1, 2018 is estimated to be an increase to retained earnings of approximately $1.0 million, with offsetting adjustments to deferred revenue and deferred costs.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. ASU 2016-02 requires that long-term lease arrangements be recognized on the balance sheet. The standard is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance to determine the potential impact on the Company’s financial condition, results of operations and cash flows, but the standard will result in the Company recording both assets and liabilities for leases currently classified as operating leases.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 changed the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefits or expenses in the quarterly Financial Statements. The standard also requires companies to record a windfall tax benefit when it arises, subject to normal valuation allowance considerations, instead of delaying recognition until the benefit reduces current taxes payable. The Company adopted ASU 2016-09 on a prospective basis in the first quarter of 2017. For the year ended December 31, 2017, this adoption had no tax impact to the Company.  The Company will continue to monitor this for each reporting period going forward.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. The Company does not anticipate that the new standard will have an impact on the Company’s financial condition, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory”. ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively as an adjustment to retained earnings. The Company does not anticipate that the new standard will have an impact on the Company’s financial condition, results of operations and cash flows.

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

NOTE 3 – IMPAIRMENT OF INTANGIBLE ASSETS, INCLUDING GOODWILL

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were impairment indicators at the Enterprise segment as of March 31, 2017.

As was previously disclosed in the Company’s Form 10-K filed on March 16, 2017, the Broadsmart business which comprises the Enterprise segment was underperforming and steps were being taken to improve operating results including the February 2017 hiring of a new Chief Operating Officer for the segment and the hiring of additional sales and marketing personnel dedicated to obtaining new business.  The new Chief Operating Officer for the Enterprise segment and the new Executive Management team completed a comprehensive review of the Enterprise segment’s business prospects and through this process revised the projections for its operating results downward.  Additionally, Broadsmart received notification in early April 2017 that a major customer would not be renewing its contract and later in April, management anticipated the potential loss of another one of the Enterprise segment’s significant customers.  Combined, these customers accounted for approximately 29% of the Enterprise segment’s revenue in 2016.  Management considered the revised projections and customer losses to be indicators of potential impairment, and accordingly performed impairment testing of its long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017 utilizing its revised projections for Broadsmart.

Based on the impairment indicators as of March 31, 2017 discussed above, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill as of March 31, 2017. The valuation estimated the fair value of Broadsmart’s identified intangible assets not subject to amortization based on the relief from royalty method, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and selection of an appropriate discount rate. The Company recorded an impairment charge of $0.9 million for the carrying value of the tradename in excess of the fair value.

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

In total, impairment losses of $31.5 million were recognized in operating expenses of the Enterprise segment for the first quarter ended March 31, 2017.  The impaired assets were (in thousands):

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
Goodwill	14,881	-	14,881
	$37,127	$5,600	$31,527

NOTE 4 – INVENTORIES

Raw materials represent components used in the manufacturing of the magicJack devices, held by the Company or by a Chinese manufacturer on consignment. Finished goods are comprised primarily of magicJack devices on hand or in transit to the Company’s distribution center in the United States and customer equipment, as well as hardware and equipment pending delivery or sale to Enterprise segment customers. Inventories are comprised of the following (in thousands):

	December 31,
	2017	2016

Raw materials	$746	$1,455
Finished goods	1,134	2,986
Total	$1,880	$4,441

The Company wrote-off approximately $370 thousand of obsolete inventory during the year ended December 31, 2017. The Company wrote-off approximately $499 thousand of obsolete inventory during each of the years ended December 31, 2016 and 2015. Inventory write-offs are reflected in cost of revenues in the accompanying consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

	Estimated
	Useful Lives	December 31,
	(in years)	2017	2016

Switches	3 - 15	$6,851	$9,699
Computers	3	2,457	2,866
Furniture	5 - 7	100	269
Leasehold-improvements	*	615	893
Accumulated depreciation		(7,251)	(9,922)
Total		$2,772	$3,805

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for years ended December 31, 2017, 2016 and 2015 was $1.3 million, $1.2 million and $0.8 million, respectively.  Refer to Note 16, “Segment Reporting” for further details.

NOTE 6 – INTANGIBLE ASSETS

Identified intangible assets consist of the following (in thousands):

	Estimated Useful Lives	December 31, 2017				December 31, 2016
		Gross Carrying	Accumulated		Weighted-	Gross Carrying	Accumulated		Weighted-
	(in years)	Amount	Amortization	Net	Average Life	Amount	Amortization	Net	Average Life

Technology	3 - 17	$3,110	$(2,973)	$137	5.29	$3,110	$(2,854)	$256	4.71
Intellectual property rights	3 - 17	14,162	(11,996)	2,166	4.87	14,162	(10,794)	3,368	4.87
Covenants not-to-compete
and not-to-sue	2 - 5	2,185	(2,137)	48	1.42	2,185	(2,107)	78	3.17
Tradename	3 - 6	131	(131)	-	0.00	131	(131)	-	0.00
Customer relationships	5 - 10	4,900	(900)	4,000	8.21	22,600	(2,249)	20,351	9.21
Software license	2 - 10	2,297	(554)	1,743	1.46	1,207	(80)	1,127	8.00
Process know how	5	400	(49)	351	5.00	1,100	(87)	1,013	6.08
Intangible assets subject to amortization		$27,185	$(18,740)	$8,445		$44,495	$(18,302)	$26,193

Tradename		$1,700	$-	$1,700	N/A	$2,600	$-	$2,600	N/A
Domain names		45	-	45	N/A	61	-	61	N/A
Intangible assets not subject to amortization		$1,745	$-	$1,745		$2,661	$-	$2,661

Total intangible assets		$28,930	$(18,740)	$10,190		$47,156	$(18,302)	$28,854

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $3.5 million and $2.8 million, respectively. Refer to Note 16, “Segment Reporting” for further details.

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017. Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the consolidated statements of operations for the year ended December 31, 2017:

	March 31, 2017
	Carrying Amount	Fair Value	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
	$22,246	$5,600	$16,646

As part of the Company’s impairment reviews for intangible assets, management determined that there continued to be impairment indicators at the Enterprise segment as of the annual testing date of October 1, 2017.  As a result, the Company engaged an independent third party to perform a recoverability test of the Enterprise segment’s long-lived assets as of October 1, 2017. The sum of undiscounted cash flows of the intangible assets exceeded their book value, therefore no impairment was recognized.

In the year ended December 31, 2016, impairment charges of $0.5 million on identified intangible assets were recognized in general and administrative expense under both the Core Consumer and Enterprise segments in the consolidated statement of operations.  The impairments in the Core Consumer segment were comprised of: (i) a Telecom license included in the “Other” category of amortizable intangible assets for $249 thousand (net of accumulated amortization) deemed obsolete, and (ii) domain names not subject to amortization for $249 thousand that were not renewed. The impairment in the Enterprise segment was comprised of a reduced fair value of the Broadsmart trade name of $0.5 million.

Based on the carrying value of identified intangible assets subject to amortization recorded at December 31, 2017, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

2018	$2,231
2019	1,619
2020	1,079
2021	772
2022	707
Thereafter	2,037
$8,445

NOTE 7 – GOODWILL

With the acquisition of Broadsmart and the founding of SMB in 2016, management began evaluating each of these new business lines separately and has assigned goodwill to the three reporting units that correspond to the reportable segments – “Consumer,” “Enterprise” and “SMB”. Refer to Note 15, “Acquisition of Business” and Note 16, “Segment Reporting” for further details.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, by reporting unit are as follows (in thousands):

	Core Consumer	Enterprise	SMB	Other	Consolidated

Balance, January 1, 2016	$32,304	$-	$-	$-	$32,304
Goodwill acquired with
Broadsmart acquisition	-	14,881	-	-	14,881
Balance, December 31, 2016	$32,304	$14,881	$-	$-	$47,185

2017 impairment	-	(14,881)	-	-	(14,881)
Balance, December 31, 2017	$32,304	$-	$-	$-	$32,304

As part of the Company’s quarterly impairment reviews for intangible assets with indefinite lives, including goodwill, management determined that there were impairment indicators at the Enterprise segment as of March 31, 2017.  Due to the knowable impairment indicators discussed in Note 3, “Impairment of Intangible Assets, Including Goodwill”, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

Based on a discounted future cash-flows approach, the third party valuation estimated the fair value of the Enterprise reporting unit to be $17.9 million.  Recognition of the goodwill impairment resulted in a tax benefit which was recorded as a deferred tax asset.  Since the deferred tax asset increases the carrying value of the reporting unit, it would result in an additional impairment. The accounting guidance requires an entity to calculate the impairment charge and the deferred tax effect using a simultaneous equations method, which effectively grosses up the goodwill impairment charge to account for the related deferred tax benefit so that the resulting carrying value does not exceed the calculated fair value.  The resulting impairment is limited to the carrying value of goodwill.  In the valuation performed for the Company the impairment calculated using the simultaneous equation method resulted in an impairment charge that exceeded the carrying value of the goodwill.  Accordingly, an impairment loss of $14.9 million on goodwill was recognized in operating expenses under the Enterprise segment in the consolidated statements of operations for the year ended December 31, 2017.

As of October 1, 2017 (the “Measurement Date”), the Company engaged an independent third party to perform its annual goodwill impairment test for all of its reporting units in order to determine on an individual reporting unit basis if there was potential impairment. Fair value of each reporting unit was estimated using a discounted cash flow analysis.  The implied fair value of goodwill for the Core Consumer reporting unit exceeded its book value, therefore no further testing was required and no impairment was recognized.

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

Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The Company believes the assumptions are reasonable. However, there can be no assurance that its estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in these estimates and assumptions as previously noted, could result in the need to conduct additional goodwill impairment tests in the future and could ultimately result in an impairment charge. In addition, a change in the Company’s reporting units could materially affect the determination of the fair value for each reporting unit, which could trigger impairment in the future. The Company will continue to review its results against forecasts and assess its assumptions to ensure they continue to be appropriate.

NOTE 8 – DEFERRED COSTS AND REVENUES

Deferred costs and revenues to be recognized over the next twelve months are classified as current and included in the Company’s consolidated balance sheets. The remaining deferred revenue amounts are classified as non-current in the consolidated balance sheets.

Deferred revenues are comprised of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016

magicJack devices	$5,277	$7,962
Access right renewals	34,607	37,323
Prepaid minutes	2,254	2,851
Other	105	371
Deferred revenue, current	42,243	48,507

Deferred revenue, non-current*	38,797	44,201
Total deferred revenues	$81,040	$92,708

* Deferred revenue, non-current, is comprised of deferred revenues originating from the sale of access right renewals.

Deferred revenues as of December 31, 2017 are expected to be recognized in future years as follows (in thousands):

Fiscal Year	Estimated Recognition of Deferred Revenues

2018	$42,243
2019	16,413
2020	10,937
2021	6,141
2022	2,789
Thereafter	2,517
$81,040

Costs necessary to fulfill the Company’s obligations to provide VoIP telephone service to new and existing customers who have purchased magicJack devices or access rights are expensed as incurred. Such costs were approximately $12.2 million $14.8 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the Core Consumer segment, such costs were approximately $9.8 million, $12.3 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the Enterprise segment, such costs were approximately $2.4 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 9 – OTHER LIABILITIES

As of December 31, 2017 and 2016, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $13.1 million and $10.4 million, respectively.

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

On March 11, 2016, a purported class action lawsuit was filed against the Company, its Chief Executive Officer, Gerald Vento ("Mr. Vento"), and its Chief Financial Officer, Jose Gordo ("Mr. Gordo"), in the United States District Court for the Southern District of New York. The complaint alleges that the Company and Messrs. Vento and Gordo made false and misleading statements regarding the financial performance and guidance during the alleged class period of November 12, 2013 to March 12, 2014. The complaint alleges that the Company and Messrs. Vento and Gordo violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder. The complaint seeks damages, attorneys' fees and costs, and equitable/injunctive relief or such other relief as the court deems proper. The Court issued a decision denying the Company’s motion to dismiss and on June 23, 2017, the parties held a mediation and agreed in principle to a settlement in which the Company would pay $3,650,000 to settle all claims, while denying all claims and allegations against them by the plaintiffs. The agreement was approved by the Company’s Board of Directors and a definitive Stipulation of Settlement was agreed to and submitted to the Court and approved on January 19, 2018, dismissing the action pursuant to the terms of the settlement. Pursuant to the Stipulation of Settlement, the payment of the $3,650,000 settlement amount was funded by means of the Company’s Directors and Officers policy insurer paying $3,343,292.67 and the Company paying $306,707.33 into a settlement escrow fund on October 3, 2017 Additional defense costs related to the litigation and settlement will be paid by the insurer since the Company’s $1,000,000 retention has been exhausted. As of December 31, 2017, the Company does not believe that it has any further liability related to this matter.

On August 11, 2017, a putative class action lawsuit was filed against the Company and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleges claims against the Company and the current members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with the April 19, 2017 Proxy shareholders meeting and the July 31, 2017 shareholders meeting that allegedly misrepresented material facts  concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (The Board members) could entrench themselves on the Board and extract unwarranted compensation from the Company in connection with their attempt to sell the Company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, the Company and all of the individual defendants filed a motion to dismiss the Amended Complaint. The Company cannot estimate the likelihood of liability or the amount of potential damages, if any, that could arise from this matter.

On March 8, 2018, Hunter Raines, a purported shareholder of the Company, filed a complaint titled Raines v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80927, in the U.S. District Court for the Southern District of Florida.  It alleges that the definitive proxy statement on Schedule 14A filed by the Company with the SEC on February 8, 2018 relating to the extraordinary general meeting of shareholders to consider and vote upon, inter alia, approval of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, B. Riley Financial, Inc. and B. R. Acquisition Ltd. (the “Definitive Proxy Statement”) contains materially false and misleading statements in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The complaint names as defendants the Company and the individual members of the Board of Directors.  It also asserts claims against the directors pursuant to Section 20(a) of the Exchange Act on the theory that they are “control persons” of the Company. The complaint, which has been filed as a purported class action on behalf of Company shareholders, seeks, among other things, damages and an injunction barring the shareholder vote scheduled for March 19, 2018.

On March 9, 2018, two additional similar complaints were filed in the U.S. District Court for the Southern District of Florida.  Plaintiff Melvyn Klein, a purported shareholder of the Company, filed a complaint titled Klein v. magicJack VocalTec, Ltd et al.,  Case 9:18-cv-80307, and plaintiff Morris Akerman, also a purported shareholder of the Company, filed a complaint titled Akerman v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80310.   Both complaints assert that the Definitive Proxy Statement contains materially false and misleading statements in violation of Section 14(a) of the Exchange Act, both name as defendants the Company and the individual members of the Board of Directors, and both also assert “control person” claims against the directors pursuant to Section 20(a) of the Exchange Act.    Both purport to assert class action claims, and seek, among other things, damages and an injunction barring the shareholder vote.

The Company denies the allegations in all three complaints and denies that there are any material misrepresentations or omissions in the Definitive Proxy Statement.

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

The Company is currently under examination for potential state tax liabilities.  On June 8, 2017, the Company offered to settle the examinations for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis. The taxing authority subsequently rejected the Company’s offer, and as of December 31, 2017, the Company has not reached agreement with the taxing authority and the examination was in process.

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

On Thursday, December 14, 2017, the Federal Communications Commission voted 3-2 to reverse its 2015 order classifying the provision of broadband internet access services as a “telecommunication service” subject to Title II of the Communications Act of 1934, and restoring the classification of broadband internet access services as an “information service” under Title I of the Communications Act.  This reclassification moves the provision of broadband internet services from treatment as a utility (with greater governmental oversight over the provision of the utility’s services) to treatment as another offering by a telecommunications service provider.

The December 14, 2017 Order consequentially rescinds the rules prohibiting blocking of lawful internet content and applications, throttling or degrading lawful internet traffic, and paid prioritization of certain internet traffic.  These three prohibitions form the core of the “net neutrality” rules – essentially, the rules that required all internet traffic to be treated equally.

The order was made public on January 4, 2018, and the Company anticipates that various state attorneys general and others who want to reverse the repeal will challenge the FCC’s decision. The repeal itself is not yet final since it takes effect 60 days after publication in the Federal Register.

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

Operating Leases

Minimum annual commitments under non-cancellable operating leases as of December 31, 2017 are as follows (in thousands):

Fiscal Year	Estimated Rent Payments

2018	$741
2019	419
2020	116
2021	98
2022	33
Thereafter	-
$1,407

Rent expense for the Company’s real property leases was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations.

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

During the years ended December 31, 2017 and 2016, no new share repurchase programs were authorized.

In January 2017, the Company reclassified 16,666 shares previously issued out of treasury stock as they had been issued as new ordinary shares. In April 2017, the Company issued 6,996 of its ordinary shares held as treasury shares with a cost of $86 thousand, or $12.32 per share, to Board members as a result of restricted stock vesting. In May 2017, the Company issued 76,211 of its ordinary shares held as treasury shares with a cost of $939 thousand, or $12.32 per share, to an executive officer as a result of restricted stock vesting. In May 2017, the Company purchased 20,844 of its ordinary shares at $6.50 per share, for an aggregate purchase price of approximately $135 thousand, in settlement of the withholding tax liability on the vesting of the restricted stock. In August 2017, the Company issued 2,333 of its ordinary shares held as treasury shares with a cost of $29 thousand, or $12.32 per share, to a Board member as a result of restricted stock vesting. In November 2017, the Company issued 15,000 shares held as treasury shares with a cost of $185 thousand, or $12.32 per share upon the exercise of options by an employee.  In December 2017, the Company issued 241,671 of its ordinary shares held as treasury shares with a cost of $3.0 million, or $12.32 per share, to an executive officer, employees, former employees and a consultant as a result of restricted stock vesting and the exercise of options. In December 2017, the Company purchased 182,160 of its ordinary shares at an average price $8.33 per share, for an aggregate purchase price of approximately $1.5 million, in settlement of the withholding tax liability on the vesting of the restricted stock and for the cost of the shares and the withholding tax liability for the options.

In December 2016, the Company issued 203,618 of its ordinary shares held as treasury shares with a cost of $2.5 million, or $12.32 per share, to two of its executive officers and certain other employees as a result of restricted stock vesting. In October 2016, the Company issued 50,600 of its ordinary shares held as treasury shares with a cost of $623 thousand, or $12.32 per share, to certain of its employees as a result of the vesting of restricted stock and the exercise of options. In August 2016, the Company issued 2,333 of its ordinary shares held as treasury shares with a cost of $29 thousand, or $12.33 per share, to a Board member as a result of vesting. In addition, in April 2016, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, or $12.31 per share, to Board members as a result of restricted stock that was issued in mid-2014, vesting. In March 2016, the Company issued 2,016 of its ordinary shares held as treasury shares with a cost of $25 thousand, or $12.24 per share, to a Board member as a result of restricted stock, that was issued in mid-2013, vesting. On March 17, 2016, the Company issued 233,402 of its ordinary shares held as treasury stock with a cost of $3.6 million, or $15.46 per shares, as part of the consideration paid for the Broadsmart acquisition. Refer to Note 15, “Acquisition of Business” for further details.

In December 2016, the Company purchased 62,726 of its ordinary shares at $6.85 per share, for an aggregate purchase price of approximately $430 thousand, in settlement of the withholding tax liability of certain of its executive officers and other employees on the vesting of restricted stock.

On December 31, 2015, the Company issued 53,419 of its ordinary shares held as treasury shares with a cost of $0.7 million, $12.32 per share (and fair value of $0.5 million, $9.45 per share), to its executive officers as a result of restricted stock, that was issued in mid-2013, vesting. In June 2015, the Company issued 24,410 of its ordinary shares held as treasury shares with a cost of $301 thousand, $12.32 per share (and fair value of $188 thousand, $7.70 per share), to a former Executive Officer as a result of restricted stock, that was issued in late-2013, vesting in accordance with a separation agreement. In May 2015, the Company issued 834 of its ordinary shares held as treasury shares with a cost of $10 thousand, $12.32 per share (and fair value of $6 thousand, $7.09 per share), to a Consultant as a result of restricted stock, that was issued in mid-2014, vesting. In April 2015, the Company issued 9,336 of its ordinary shares held as treasury shares with a cost of $115 thousand, $12.32 per share (and fair value of $64 thousand, $6.87 per share), to Board members as a result of restricted stock, that was issued in mid-2014, vesting. In March 2015, the Company issued 2,015 of its ordinary shares held as treasury shares with a cost of $25 thousand, $12.24 per share (and fair value of $14 thousand, $6.99 per share), to a Board member as a result of restricted stock, that was issued in mid-2013, vesting.

In June 2015, the Company repurchased 12,161 of its ordinary shares at $7.70 per share, for an aggregate purchase price of approximately $94 thousand, and in December 2015 the Company purchased 10,989 of its ordinary shares at $9.45 per share, for an aggregate purchase price of approximately $104 thousand, in settlement of the withholding tax liability of certain of its executive officers on the vesting of restricted stock.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options and restricted stock as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with shareholders. The Company is currently granting share-based awards under the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock and ordinary shares. In April 2014 and July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of December 31, 2017, the aggregate number of shares subject to awards under the 2013 Plans was 5,600,000. The Company had previously granted shares under the VocalTec amended Master Stock Plan (the “2003 Plan”) which expired in April 2013. During the year ended December 31, 2016, the Company issued 1,000,000 ordinary share options outside of the 2013 Plans as an inducement for the two founders of Broadsmart to become employed by the Company. As of December 31, 2017, there were 975,197 awards available for grant under the 2013 Plans. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense consisting of ordinary share options and restricted stock for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Ordinary share options	$1,615	$2,138	$4,108
Restricted stock units	1,427	2,082	1,160
	$3,042	$4,220	$5,268

The detail of total share-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Cost of revenues	$219	$76	$76
Marketing	133	146	551
General and administrative	2,700	3,755	4,194
Research and development	(10)	243	447
	$3,042	$4,220	$5,268

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for years ended December 31, 2017, 2016 and 2015 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2015	2,043,857	$14.87	3.80	$-
Granted	998,614	$9.33
Exercised	(4,250)	$0.57
Forfeited	(247,257)	$14.42
Expired or cancelled	(263,537)	$12.67
December 31, 2015	2,527,427	$12.98	3.61	$-
Granted	1,107,040	$7.09
Exercised	(2,500)	$3.96
Forfeited	(34,740)	$8.83
Expired or cancelled	(109,168)	$13.57
December 31, 2016	3,488,059	$11.13	3.11	$-
Granted	2,896,304	$9.42
Exercised	(181,666)	$7.15
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	(276,436)	$11.01
December 31, 2017	3,424,647	$9.92	3.77	$1.47
Vested at December 31, 2017	561,677	$12.31	0.81	$-

Exercisable at December 31, 2017 and expected to vest	561,677	$12.31	0.81	$-

(1)	The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the date indicated.
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

Share-based compensation expense recognized for ordinary share options was approximately $1.6 million, $2.1 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of ordinary share options exercised during the years ended December 31, 2017, 2016 and 2015 was $208 thousand, $7 thousand and $14 thousand, respectively. As of December 31, 2017, there was approximately $5.1 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 2.17 years.

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

The weighted average fair value of ordinary share options granted during the years ended December 31, 2017, 2016 and 2015 was $2.14, $2.75 and $3.60, and was measured at the date of grant using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	3.22 to 3.50	3.5	3.5
Dividend yield	0.00%	0.0%	0.0%
Expected volatility	48.88%	52.2% to 52.5%	51.8%
Risk free interest rate	1.53% to 1.63%	0.95% to 1.13%	1.29%
Forfeiture rate	0.00%	0.0%	20.0%

Restricted Stock

The Company may also award restricted stock to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. During the years ended December 31, 2017, 2016 and 2015, the Company granted 276,890, 320,305 and 385,852 restricted stock awards, respectively, under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2017, 2016 and 2015:

	Number of Shares	Average Fair
		Value at Grant Date
January 1, 2015	147,264	$15.05

Granted	385,852	$9.33
Vested	(90,014)	$13.13
Forfeited	-	$-
Non-vested at December 31, 2015	443,102	$10.20

Granted	320,305	$6.07
Vested	(267,300)	$8.11
Forfeited	(14,022)	$7.40
Non-vested at December 31, 2016	482,085	$7.70

Granted	276,890	$8.08
Vested	(160,544)	$9.32
Forfeited	(248,876)	$7.45
Non-vested at December 31, 2017	349,555	$7.65

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.4 million, $2.1 million and $1.2 million in share-based compensation expense related to restricted stock. As of December 31, 2017, there was $2.1 million in unrecognized share-based compensation costs related to restricted stock. The unrecognized share-based compensation expense is expected to be recognized over a weighted average vesting period of 0.49 years.

The Company recorded share-based compensation costs from ordinary share options and restricted stock, related deferred tax assets and tax benefits of $3.0 million, $3.8 million and $1.0 million, respectively, in 2017, $4.2 million, $5.7 million and $2.2 million, respectively, in 2016, and $5.3 million, $4.7 million and $1.8 million, respectively, in 2015.

NOTE 13 – INCOME TAXES

The information in this note is on a consolidated basis, but uses the United States as the primary taxing authority as the Company’s primary operations are in the United States. The parent Company is an Israeli company, whose primary taxable income is from the provision, directly or indirectly through its affiliates, of telecommunication services.

Components of Income Before Tax Expense

The components of income (loss) before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

United States	$(32,246)	$8,513	$18,343
Foreign	4,154	5,262	6,969
	$(28,092)	$13,775	$25,312

Components of Income Tax Provision

The components of the income tax provision (benefit) in 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(851)	$3,666	$8,951
State	(36)	949	76
Foreign	(266)	-	-
Current (benefit) provision	(1,153)	4,615	9,027

Deferred:
Federal	(3,805)	(637)	7,203
State	(1,251)	(59)	604
Foreign	451	5,114	5,056
Deferred (benefit) provision	(4,605)	4,418	12,863

Uncertain tax positions	2,629	(314)	(10,088)

Total income tax (benefit) provision	$(3,129)	$8,719	$11,802

Effective Tax Rate Reconciliation

The following is a reconciliation of the Company’s estimated annual effective income tax rate to the U.S. federal statutory rate for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015

Federal tax at statutory rate	$(9,551)	34.00%	$4,684	34.00%	$8,606	34.00%
State and local taxes, net of federal	(924)	3.29	138	1.00	1,311	5.18
Foreign results at rates other than domestic	(728)	2.60	(778)	(5.65)	(273)	(1.08)
Uncertain tax positions	2,629	(9.36)	(798)	(5.79)	506	2.00
Expiration of stock options	2,682	(9.55)	160	1.16	691	2.73
Noncontrolling interest	-	0.00	216	1.57	-	0.00
Israeli tax rate changes	-	0.00	5,252	38.13	-	0.00
U.S. tax rate changes	6,077	(21.63)	-	0.00	-	0.00
Deferred tax charges on intercompany sales	297	(1.06)	298	2.16	-	0.00
Return-to-provision adjustments	(2,607)	9.28	959	6.96	(687)	(2.71)
Other	(211)	0.75	50	0.36	13	0.05
Valuation allowance	(793)	2.82	(1,461)	(10.61)	1,635	6.46
Effective tax rate	$(3,129)	11.14%	$8,719	63.30%	$11,802	46.63%

The Company operates primarily in the U.S. and Israel. Its U.S. operations are subject to a federal statutory income tax rate of 34% in 2017, 2016 and 2015 and its Israeli operations are subject to statutory income tax rates of 24.0% in 2017, 25.0% in 2016 and 26.5% in 2015. The U.S. operations will be subject to a federal statutory income tax rate of 21% in 2018, and the Israel operations will be subject to statutory income tax rates of 23% in 2018. The income tax provision for 2017, 2016, and 2015 included items that have resulted in significant variances in the Company’s effective tax rate in comparison to statutory rates.

For the year ended December 31, 2017, the Company recorded an income tax benefit of ($3.1) million, which is lower than the expected tax benefit of ($9.6) million, using the statutory rate of 34%, due in part, to a change in the U.S. federal income tax rate which resulted in it revaluing its deferred tax assets and lowering their value by $6.1 million, state income taxes of ($0.9) million, the revaluation of the Israel net operating loss carryforwards of ($1.3) million, increases to uncertain tax positions of $2.6 million, return to provision adjustments of ($2.6) million, and a reduction to deferred tax assets related to the surrender of stock options and option forfeitures of $2.7 million.  The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations

For the year ended December 31, 2016, the Company recorded income tax expense of $8.7 million, which is higher than the expected tax provision of $4.7 million, using the statutory rate of 34%, due, in part, to the net impact of a decrease in the Israeli corporate tax rate from 26.5% to 23.0% which was effective in December 2016. The decrease in the rate resulted in the Company needing to reduce its Israeli deferred tax assets, primarily net operating loss carryforwards, which resulted in deferred tax expense and a reduction in the value of related deferred tax assets of $5.2 million. Additionally, the effective tax rate was impacted by increases to uncertain tax positions of ($0.8 million), decreases in valuation allowances of ($1.2 million) and other items of $0.8 million. The discrete items noted above were partially offset by the lower jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

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

Components of Deferred Income Tax

The significant components of estimated deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue, net of deferred costs	$830	$1,043
Domestic net operating loss carryforwards	1,109	1,214
Foreign net operating loss carryforwards	31,466	30,103
Basis difference in intangible assets	9,638	5,343
Allowance for doubtful accounts	19	91
Currently non-deductible expenses and other	1,680	2,914
Capital loss carryforwards	1,665	1,413
Stock based compensation	950	2,198
Foreign tax credit carryforward	1,558	1,558
Basis difference in goodwill	-	(2,079)
Basis difference in fixed assets	(395)	(911)
Total deferred tax assets	48,520	42,887

Valuation allowance	(16,794)	(16,319)

Gross deferred taxes	$31,726	$26,568

Deferred tax liabilities:
Basis difference in long-lived assets	(256)	-
Total deferred tax liabilities	(256)	-

Net deferred taxes	$31,470	$26,568

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), resulting in significant modifications to existing law.  Under ASC 740, Income Taxes, an entity is required to recognize the effect of tax law changes during the period of enactment. As such, the Company has reflected the impact of this law within its December 31, 2017 financial statements. Due to the complexities of the new legislation and associated accounting considerations, SEC SAB 118 provides for an entity to utilize a provisional estimate within its financial statements for the impact of the Act. Based upon currently available information, the Company has analyzed the accounting for the significant effects of the Act during the period ended December 31, 2017.  The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21%, as well as other changes.  As a result of these changes to tax laws and tax rates under the Act, the Company has recorded a provisional incremental income tax expense of $6.1 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%.  The Company does not expect to incur a liability related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

Valuation Allowance

At December 31, 2017 and 2016, the Company had valuation allowances related to deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.  These deferred tax assets do not meet the more likely than not threshold that they will be realized.

More broadly, the Company’s assessment for the years ended December 31, 2017, 2016 and 2015 considered the following positive and negative evidence.

Positive evidence

The Company has generated cumulative pre-tax income in Israel of $16.4 million for the three year period ended December 31, 2017, and has utilized some of its available tax assets to reduce the tax liabilities that would have otherwise arisen in those periods.

The U.S. and Israel require approximately $44.7 million and $83.3 million in future taxable income, respectively, to realize the deferred tax assets at December 31, 2017. The Company’s Israeli net operating loss carryforwards are not subject to expiration and its financial performance has continued to generate pre-tax operating income despite challenging macroeconomic conditions.

Negative evidence

At December 31, 2017, the negative evidence consists primarily of a pre-tax (loss) of ($5.4) million in the United States for the three year period ended December 31, 2017. The cumulative pre-tax loss in the U.S. is primarily the result of a one-time impairment charge of $31.5 million related to the Enterprise segment which management does not expect to reoccur in future periods. The Company has reorganized the Enterprise segment which has reduced costs. The historical performance in the Consumer segment of the business is positive and is expected to continue. The Company believes that this positive evidence outweighs the negative evidence of the cumulative pre-tax loss in the United States and that it is more likely than not that the Company will be able to utilize the net deferred tax assets in the United States.

The Company has a history of significant pre-tax losses dating back to years prior to 2010 in Israel. In total, the U.S. group of companies has approximately $0.6 million of state deferred tax assets, before application of valuation allowances, related to $10.2 million of state net operating losses which expire over periods ranging through 2037. The Israeli group of companies has approximately $34.3 million of deferred tax assets, before application of valuation allowances, related to $138.9 million of net operating loss carryforwards, which has accumulated over many years. Of the total Israeli group combined net operating losses, $56.7 million are limited in use as these net operating losses relate to specific subsidiaries, which are currently inactive and a valuation allowance remains against those losses. The Company believes that the combined impact of a number of Company specific and industry specific developments over recent years makes it unlikely that the repeated annual losses incurred prior to the year ended December 31, 2012 would recur.

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

After consideration of both the positive and negative evidence, the Company believes that its positive evidence outweights the negative evidence. The operating profits in recent years compared to the historical operating losses prior to 2012 is an objectively verifiable piece of positive evidence and is the result of a number of factors, which have been present to a greater or lesser extent in prior years, but have only recently gathered sufficient weight to deliver consistent taxable profits. A key consideration in the Company’s analysis was that the unlimited carryforward periods of its Israel net operating losses make the realization of those assets less sensitive to variations in the Company’s projections of future taxable income than would otherwise be the case if the carryforward periods were time limited.

Valuation allowances of $16.8 million, $16.3 million and $17.5 million at December 31, 2017, 2016 and 2015, respectively, were provided for deferred tax assets associated with net operating losses of an inactive foreign subsidiary, foreign capital and revaluation losses, unrealized gains on prior year transactions associated with the Company’s common equity put options, and domestic state net operating losses.

The reconciliation of the valuation allowance for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2017	2016

Balance, beginning of period	$16,319	$17,544
Changes to the valuation allowance	475	(1,225)
Balance, end of period	$16,794	$16,319

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

The Company files U.S. federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations.  During 2013, the Company received notice that the IRS was going to examine its tax returns for 2010 and 2011.  In October 2014, the Company was informed by the IRS that it was going to expand its audit to include the Company’s 2012 and 2013 tax returns. During 2015, the Company reached agreement with the IRS on a settlement of all years under audit. The settlement resulted in an increase to the jurisdictional income of the U.S. The additional tax and interest due to the IRS and various state taxing authorities as a result of the increased U.S. jurisdictional income was $6.8 million and $0.9 million, respectively.  The Company was able to utilize approximately $4.2 million of benefits related to other favorable adjustments identified during the exam to satisfy a portion of the federal liability, resulting in net tax and interest paid to the IRS of $2.6 million. The $0.9 million state liability is reflected as a reduction to prepaid income taxes in the Company’s December 31, 2015 consolidated balance sheets. The increase to the U.S. jurisdictional income resulted in a decrease in the Company’s Israeli jurisdictional income. The decrease in Israeli income, in turn, increased the Company’s Israeli net operating losses, resulting in a tax benefit of $5.6 million. The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which the Company is subject.

A reconciliation of the gross amounts of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015

Unrecognized tax benefits, opening balance	$9,136	$9,929	$18,860
Gross increases (decreases) - tax positions in prior periods	1,468	(356)	(1,030)
Gross increases - tax positions in current period	19	79	5
Settlements	-	(516)	(7,906)
Lapse of statute of limitations	-	-	-
Unrecognized tax benefits, ending balance	$10,623	$9,136	$9,929

All amounts in the reconciliation above are reported on a gross basis and do not reflect a federal tax benefit on state income taxes. The Company does not anticipate a significant reduction in unrecognized tax benefits within the next twelve months due to lapse of statute of limitation.

As of December 31, 2017, 2016 and, 2015, there were $10.1 million, $8.3 million and $9.2 million, respectively, of unrecognized tax benefits, respectively, that if recognized, would favorably affect the Company’s annual effective tax rate. These amounts include a federal tax benefit on state income taxes and exclude interest and penalties. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s consolidated statements of operations and the corresponding liability is included in income taxes payable and other non-current liabilities in its consolidated balance sheets.

As of December 31, 2017, 2016 and 2015, $13.1 million, $10.4 million and $10.8 million, respectively, was included in other non-current liabilities in the Company’s consolidated balance sheets for uncertain tax positions. The amount of accrued interest and penalties recognized by the Company in the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $2.1 million and $1.6 million, respectively.

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

The following table presents the computation of basic and diluted net (loss) income per common share attributable to shareholders (in thousands, except for per share information):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net (loss) income attributable to common shareholders	$(24,963)	$5,691	$13,510

Denominator:
Denominator for basic net income per share - weighted
average common shares outstanding	16,088	15,815	16,975
Effect of dilutive options and/or restricted stock units to
purchase common shares	-	-	2
Effect of dilutive options and/or restricted stock units
exercised or expired during the year	-	249	68
Denominator for diluted net income per share - weighted
average common shares outstanding *	16,088	16,064	17,045

Net income per common share:
Basic	$(1.55)	$0.36	$0.80
Diluted	$(1.55)	$0.35	$0.79

*Anti-dilutive share-based awards not included above	3,774,202	2,701,564	2,968,029

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

At the time of closing, $3.0 million of the cash consideration was paid into escrow to cover indemnification claims by the Company against the sellers. No asset or liability is included in the accompanying consolidated balance sheets for this item.

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

Neither of the contingent payments had been made as of December 31, 2017. The $0.2 million is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The $2.0 million was paid into escrow at the time of closing. Revenues for the year ended December 31, 2016 did not reach the target and the Company recorded a $2.0 million receivable from earnout escrow and a consideration adjustment/gain on mark-to-market in the accompanying consolidated balance sheet as of December 31, 2016 and the consolidated statement of operations for the year ended December 31, 2016.

On June 23, 2017, the founders of Broadsmart left the Company.  On August 4, 2017, the Company reached a mutual agreement with the founders that included release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earn-out amount.  The remaining $2.0 million will remain in escrow until March 2019, pursuant to the provisions of the purchase agreement, to cover potential claims by the Company for telecommunications taxes.  During the year ended December 31, 2017, the Company collected both escrow amounts.  The $1.0 million was recorded as a consideration adjustment/gain on mark-to-market, less amounts due from the founders and the $2.0 million receivable from earnout escrow was removed.

The agreement also provided that the Company will execute an agreement to acquire certain assets of North American Telecommunications Inc. (“NATC”) for $10 thousand, subject to any required regulatory approvals. Subsequently, the Company and NATC entered into an agreement allowing NATC to seek other third party offers for the business.  As of the date of this filing, no agreement for the sale or purchase of the assets has been executed.

Pro Forma Financial Information

The following table presents the unaudited pro forma combined results of operations of the Company and Broadsmart for the year ended December 31, 2016 as if the acquisition of Broadsmart had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Year Ended December 31, 2016
Net revenues	$99,938

Net income	$5,407

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

Prior to 2016, the Company did not have separate reportable segments. However, with the acquisition of Broadsmart and the founding of the SMB business during 2016, management evaluated each of these new business lines separately and determined that the Company had three reportable segments – “Core Consumer,” “Enterprise” and “SMB”. These segments were organized by the products and services that are sold and the customers that are served. During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, the SMB segment will not show activity for periods after March 31, 2017.  The below table includes an “Other” segment to capture the Company’s interest in a joint venture that did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

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

SMB

Through this segment, started during 2016, the Company provides VoIP services to small to medium sized businesses. The expenses of this restructuring included severance for the majority of the employees in the segment and future rent payments for the Alpharetta, Georgia office.

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

Selected information as of and for the years ended December 31, 2017 and 2016 is presented by reportable segment below (in thousands):

	For the Year ended December 31, 2017
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Net revenues	$77,008	116	77,124	11,003	-	(134)	$87,993
Cost of revenues	25,504	131	25,635	7,303	-	-	32,938
Gross profit (loss)	51,504	(15)	51,489	3,700	-	(134)	55,055

Marketing	6,947	109	7,056	1,226	-	-	8,282
General and administrative	33,812	1,056	34,868	3,691	-	(134)	38,425
Impairment of goodwill
and intangible assets	-	-		31,527	-	-	31,527
Research and development	5,294	596	5,890	6	-	-	5,896
Consideration adjustment/ Gain on mark-to-market	(894)	-	(894)	-	-	-	(894)
Operating expenses	45,159	1,761	46,920	36,450	-	(134)	83,236

Operating income (loss)	$6,345	(1,776)	4,569	(32,750)	-	-	$(28,181)

Goodwill	$32,304	-	32,304	-	-	-	$32,304
Total assets	$125,537	-	125,537	15,601	-	(96)	$141,042
Depreciation expense	$1,025	21	1,046	237	-	-	$1,283
Amortization expense	$1,692	-	1,692	1,399	-	-	$3,091

	For the Year ended December 31, 2016
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Net revenues	$88,315	105	88,420	9,043	13	(78)	$97,398
Cost of revenues	29,250	179	29,429	7,224	81	-	36,734
Gross profit (loss)	59,065	(74)	58,991	1,819	(68)	(78)	60,664

Marketing	4,768	3,497	8,265	380	440	-	9,085
General and administrative	23,086	6,102	29,188	3,141	1,076	(78)	33,327
Impairment of intangible assets	498	-	498	500	-	-	998
Research and development	3,859	1,313	5,172	22	5	-	5,199
Consideration adjustment/ Gain on mark-to-market	(1,700)	-	(1,700)	-	-	-	(1,700)
Operating expenses	30,511	10,912	41,423	4,043	1,521	(78)	46,909

Operating income (loss)	$28,554	(10,986)	17,568	(2,224)	(1,589)	-	$13,755

Goodwill	$32,304	-	32,304	14,881	-	-	$47,185
Total assets	$142,870	(9,447)	133,423	40,839	255	-	$174,517
Depreciation expense	$994	40	1,034	155	2	-	$1,191
Amortization expense	$1,604	-	1,604	1,938	-	-	$3,542

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial results for the years ended December 31, 2017 and 2016 were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2017
Net revenues	$23,197	$22,381	$21,657	$20,758	$87,993
Gross profit	13,746	14,215	13,827	13,267	55,055
Operating income (loss) (1)	(34,512)	1,089	3,981	1,261	(28,181)
Net income (loss) (2)	(23,168)	(1,494)	2,451	(2,752)	(24,963)
Net income (loss) attributable to magicJack VocalTec Ltd common shareholders	(23,101)	(1,561)	2,451	(2,752)	(24,963)
Earnings per magicJack VocalTec Ltd common share: (3)
Basic	(1.44)	(0.10)	0.15	(0.17)	(1.55)
Diluted	(1.44)	(0.10)	0.15	(0.17)	(1.55)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
2016
Net revenues	$23,699	$25,301	$24,572	$23,826	$97,398
Gross profit	15,490	15,463	15,063	14,648	60,664
Operating income (loss) (4)	4,234	4,206	5,428	(113)	13,755
Net income (loss)	734	2,515	3,222	(1,415)	5,056
Net income (loss) attributable to magicJack VocalTec Ltd common shareholders	734	2,819	3,399	(1,261)	5,691
Earnings per magicJack VocalTec Ltd common share: (3)
Basic	0.05	0.18	0.21	(0.08)	0.36
Diluted	0.05	0.18	0.21	(0.08)	0.35

(1) During the first quarter of 2017, the Company recognized an impairment loss of $31.5 million on goodwill and intangible assets. During the third quarter of 2017, the Company recognized a consideration adjustments/gain on mark-to-market of $0.9 million.

(2) Results for the fourth quarter of 2017 include a $6.1 million adjustment for the initial estimated impact from the change in the U.S. federal income tax rate due to the recently enacted U.S. Tax Cuts and Jobs Act, which resulted in the Company revaluing its deferred tax assets and lowering their value.

(3) The sum of quarterly earnings per ordinary share amounts may not add to the annual earnings per ordinary share amount due to the weighting of ordinary shares and equivalent ordinary shares outstanding during each of the respective periods.

(4) During the third quarter of 2016, the Company recognized a $2.0 million a consideration adjustments/gain on mark-to-market related to the Broadsmart Earnout and an impairment loss of $0.5 million on intangible assets. During the fourth quarter of 2016, the Company reduced the consideration adjustments/gain on mark-to-market by $0.3 million and recognized a $0.5 million loss on impairment of intangible assets.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the 2013 COSO framework). Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
magicJack VocalTec Ltd. and Subsidiaries
Netanya, Israel

Opinion on Internal Control over Financial Reporting

We have audited magicJack VocalTec, Ltd's (the “Company’s”) and subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, capital equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Certified Public Accountants

West Palm Beach, Florida

March 16, 2018

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Izhak Gross	71	Director, Chairman of the Board
Tal Yaron-Eldar	54	Director
Alan B. Howe	56	Director
Dr. Yuen Wah Sing	63	Director
Richard Harris	70	Director
Don C. Bell III	48	President, Chief Executive Officer and Director
Thomas Fuller	46	Executive Vice President and Chief Financial Officer
Dvir Salomon	39	Executive Vice President and Chief Technology Officer
Kristin Beischel	32	Executive Vice President and Chief Marketing Officer

IZHAK GROSS was appointed to the Board effective August 9, 2016.  Mr. Gross co-founded four global companies in fields ranging from network messaging, web conferencing, VoIP systems and recyclable printed boards. From 2006 to 2010, Mr. Gross served as the co-founder, Chairman and Chief Executive Officer of Kroom Ltd., a company headquartered in Tel Aviv, Israel that designed and manufactured a wide range of products made out of laminated printed board.  From 1996 to 2005, he served as the co-founder and Chairman of ArelNet Ltd., a company headquartered in Yavne, Israel that was publicly traded on the Israel Stock Exchange (TASE).  ArelNet Ltd. was a pioneer of VoIP communications producing switching and delivery systems.  From 1988 to 2005, Mr. Gross also served as co-founder and Chairman of Arel Communications and Software Ltd., a technology leader in interactive web communications headquartered in Yavne, Israel that was publicly traded on Nasdaq.  From 1982 to 1988, he served as cofounder and Managing Director of Arel Computers and Software Ltd., a company headquartered in Yavne, Israel that marketed the ARCOM Value Added Network messaging transaction system, including fax, email, telex and telegraph systems deployed in more than 50 countries.  From 1976 to 1979, Mr. Gross served as a Senior System Programmer for Granot Central Cooperating Ltd. in Emek Hefer, Israel, and from 1973 to 1986, he taught mathematics and physics at Kibutz Gan Shmuel High School in Gan Schmuel, Israel.  Mr. Gross received a BSC in Theoretical Physics from Technion, Israel Institute of Technology in Haifa, Israel in 1973. Mr. Gross contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his over 30 years of experience co-founding and managing global high-tech companies with a special focus on communications software and hardware.

TAL YARON-ELDAR was appointed to the Board in April 2011 and re-appointed in April 2014.  In 2013, Ms. Yaron-Eldar founded Yaron-Eldar, Paller Schwartz and Co.  From January 2004 until 2012, Ms. Yaron-Eldar served as the Chief Executive Officer of Arazim Investment Company, a publicly traded real estate investment company.  She was a partner with the law firm Cohen, Yaron-Eldar & Co. from July 2004 to March 2007, when she became a partner with the law firm of Tadmor & Co. Ms. Yaron-Eldar has also served in a variety of public positions, including Chief Legal Advisor of the Customs and V.A.T. Department of the Finance Ministry of the State of Israel from 1998 to 2001 and as the Commissioner of Income Tax and Real Property Tax Authority of the State of Israel from 2002 to 2004. She currently serves as a director of Rosetta Genomics Ltd., a biotech company traded on Nasdaq; Meditechnika Ltd., a medical appliances company traded on the Tel Aviv Stock Exchange; Lodgia Rotex Investments Ltd., a real estate company traded on the Tel Aviv Stock Exchange; Arko Investments, a venture capital firm traded on the Tel Aviv Stock Exchange; and Tadea Investments, Postal Bank, and Galmed Pharmaceuticals. Ms. Yaron-Eldar holds an MBA, specializing in finance, and an LLB from Tel Aviv University, and is a member of the Israeli Bar Association. She contributes to the mix of experience and qualifications the Board seeks to maintain primarily through her legal, tax and finance experience.

ALAN B. HOWE was appointed to the Board on April 19, 2017. Mr. Howe has served as Co-Founder and Managing Partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm, since 2001, and provides various strategic and operational consulting services to multiple corporate clients in that role. He served as Vice President of Strategic and Wireless Business Development for Covad Communications, Inc., a national broadband telecommunications company, from May 2005 to October 2008, and as Chief Financial Officer and Vice President of Corporate Development for TELETRAC, Inc., a mobile data and location solutions provider, from April 1995 to April 2001. Previously, he held various executive management positions for Sprint and Manufacturers Hanover Trust Company. Mr. Howe is currently a member of the board of directors of Determine, Inc. (NASDAQ: DTRM), serving as Vice Chairman of the board, Data I/O Corporation (NASDAQ: DAIO), serving as Chairman of the board, and Urban Communications, Inc. (TSX-V: UBN). He previously served on the board of directors of Qualstar (NASDAQ: QBAK), Ditech Networks, Inc. (formerly, NASDAQ: DITC), Altigen Communications, Inc. (OTC: ATGN), Calloway’s Nursery, Inc. (OTC: CLWY), and Crossroads Systems, Inc. (NASDAQ: CRDS). Mr. Howe holds a B.S. in business administration and marketing from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business. Mr. Howe’s operational, corporate finance, business development and corporate governance experience qualify him to serve on the Company’s Board of Directors.

DR. YUEN WAH SING was appointed to the Board upon the consummation of the 2010 business combination between VocalTec Communications Ltd. (“VocalTec”) and YMax on July 16, 2010. Dr. Sing served as the President of TigerJet Network, Inc. (“TigerJet”), currently a wholly owned subsidiary of YMax, from June 2008 through July 2016. Dr. Sing brings more than 30 years of semiconductor and VoIP communication industry experience to the Company. He has served as a director of YMax since 2008 and as its Chairman since October 2009. Prior to its acquisition by YMax in 2008, from 1998 to 2008, Dr. Sing founded and was the Chief Executive Officer of TigerJet. Prior to founding TigerJet, Dr. Sing was the founder of 8x8 Inc./Packet 8, a video conferencing and VoIP company and served as Executive Vice President and Vice Chairman from 1987 to 1997. Dr. Sing received a PhD and MS degree in electrical engineering from the University of California, Berkeley. We believe his experience, qualifications, attributes and skills, particularly in the telecommunications industry, qualify him to serve as a member of our Board.

RICHARD HARRIS was appointed to the Board on March 26, 2013. Mr. Harris is founder and president of Harris & Associates, a twenty-three year-old consulting firm specializing in financial, operational and strategic consulting services to start-up and high growth telecommunications and technology firms. Mr. Harris’ experience includes strategic planning, capital formation, corporate valuations, litigation support and expert testimony. He has served as Chief Financial Officer for Independent Wireless One; as Vice President of Operations, Finance and Administration for Horizon Cellular Telephone Company; as Vice President and Chief Financial Officer for Metrophone Cellular Communications Company; as Chief Financial Officer for Nobel Learning Centers; as Controller for Harrah’s Atlantic City and as Audit Manager for Coopers and Lybrand. He served on the Board of Directors and as Chairman of the Finance Committee of Amtrol Inc. from 2007 to 2017. Mr. Harris holds an MBA in Finance from the Wharton School in Philadelphia, a BS in Accounting from the Pennsylvania State University and has CPA licenses in Pennsylvania and New Jersey. Mr. Harris contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his consulting work in the telecommunications industry and his experience as a Chief Financial Officer for public companies.

DON C. BELL III was appointed to the Company’s Board on December 29, 2016, and was appointed Chief Executive Officer by the Board on March 9, 2017. Prior to joining the Company, he was the owner and general partner of Tidal Capital LLC since April 2011, and President of Trigg Partners since August 2014. He was President and Principal Owner of Tidal Research, LLC from 2007 to 2011. From 2003 to 2006, he served as Senior Vice President of Marketing and Corporate Development at IPC Systems, Inc. From 2001 to 2003, he was Vice President of Clearwire Technologies. From 1998 to 2001, he was an Investment Banker in the Mergers and Strategic Advisory Department of Goldman Sachs.  Mr. Bell holds a Master’s Degree in Business Administration from The Wharton School, University of Pennsylvania, and graduated from St. John’s College with a BA in Classics. Mr. Bell’s operating, finance and public director experience in the telecom and technology industry qualify him to serve on the Company’s Board of Directors.

THOMAS FULLER joined magicJack VocalTec in March 2017 as EVP Finance and transitioned to CFO in May of 2017 immediately following the filing of the Form 10-Q for the quarter ended March 31, 2017. Mr. Fuller is co-founder of Echo Financial Business Consulting, a consulting firm providing financial and operational consulting and transaction support to companies predominantly in the telecommunications industry. From 2003 to 2014 Mr. Fuller served in various capacities at IPC Systems Inc. including EMEA Finance Director, VP Business Development & Operations and most recently as SVP Marketing & Sales Support. Prior to IPC, Mr. Fuller served as the Finance Director for two Benchmark Capital funded start-ups, and as the UK Finance Director for Sterling Software Inc. Mr. Fuller began his career at Ernst & Young where he worked as an audit manager and within the Due Diligence practice.

DVIR SALOMON joined magicJack VocalTec in 2010, initially leading all research and development and now serving as EVP & Chief Technology Officer. Mr. Salomon has over 17 years of experience in complex communication systems, including VoIP, wireless service networks, and QoS. In 2008, Mr. Salomon co-founded CityOnHand, a GPS-based multimedia tour guide for smartphones, leading all technology and business development while also co-founding CrosIT Solutions, a consulting and information technology provider. Prior to founding the technology startups, Mr. Salomon was a manager at Airspan Ltd. and Arelnet Ltd. where he developed his VoIP and wireless service provider expertise. Mr. Salomon holds a BSc in Technology Management from HIT.

KRISTIN BEISCHEL joined magicJack VocalTec in March 2017 as EVP & Chief Marketing Officer. Ms. Beischel brings over 10 years of experience building large-scale customer acquisition programs for public and private organizations looking to drive an immediate increase in sales. From 2007 to 2015, Ms. Beischel was employee #2 at IMM, a full-service digital agency, where she helped build the business over 8 years to a 9-figure revenue organization. She held multiple senior management and operating roles at IMM, most recently as VP & Group Partnership Director, where she consulted with CMO-level clients, managed client services teams, led business development, and built out the agency’s media capabilities and services. Her clients included AT&T, Sprint, and T-Mobile among others. From 2015 to 2017, Ms. Beischel served as Senior Advisor to Boulder Heavy Industries, a private investment and adtech incubator firm, where she led business due diligence and advised portfolio companies on sales, marketing and operations while also founding Bake Like A Champ, a digital learning platform. Ms. Beischel holds a BS in Business Administration with an emphasis in Marketing from the University of Colorado-Boulder.

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. A copy of our code of ethics is available on the Company’s website: www.vocaltec.com under the “Corporate Governance - Governance Documents” tab. Amendments to and waivers from the code of ethics, as applicable, will be disclosed on the Company’s website.

Audit Committee

The membership of the Audit Committee consists of at least three directors, all of whom meet the independence requirements established by the Board and applicable laws, regulations, and listing requirements. Each member has the ability to read and understand fundamental financial statements and otherwise meets the financial sophistication standard established by the requirements of the Nasdaq rules. At least one member of the Audit Committee is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The purpose of our Audit Committee is to provide assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the oversight of the quality and integrity of the accounting, auditing, financial reporting and internal control functions of the Company and its subsidiaries as well as complying with the legal requirements under Israeli law, the rules and regulations of the SEC and Nasdaq. The following are examples of functions within the authority of the Audit Committee:

•	to recommend to the Board and the shareholders the appointment, termination and approval of the compensation of, and oversee, the Company’s independent auditor;
•	to communicate on a regular basis with the Company’s outside auditors and review their operation and remuneration;
•
to assess the Company’s internal audit system and the performance of its independent auditor and if the necessary resources have been made available to the independent auditor considering the Company’s needs and size;

•	to determine arrangements for handling complaints of employees in relation to suspected flaws in the business management of the Company and the protection of the rights of such employees;
•	to discuss with management and the Company’s independent auditor significant risks or exposures and assess the steps management has taken to minimize such risks to the Company; and
•
to decide whether to approve acts or transactions involving directors, executive officers, controlling shareholders and third parties in which directors, executive officers or controlling shareholders have an interest.

During the 2017 fiscal year, our Audit Committee was comprised of Alan Howe, Tal Yaron-Eldar and Richard Harris (chairman), each of whom meets the independence requirements of the Nasdaq Listing Standards and the enhanced independence standards for Audit Committee members required by the SEC. Our Board has determined that Tal Yaron-Eldar and Richard Harris qualify as “audit committee financial experts” as defined by Item 407(d) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Section 16 filings furnished to us during the fiscal year ended December 31, 2017, we believe that each of our officers and directors and any other person subject to Section 16 of the Exchange Act with respect to the Company reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2017.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding individual and Company performance targets and goals used in setting compensation for our Named Executive Officers.  These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s future expectations or estimates of future results or other guidance.  The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Philosophy and Objectives

The goals of our executive officer compensation program are to attract, retain, and reward executive officers who contribute to our success, to align executive officer compensation with our performance, and to motivate executive officers to achieve our business objectives.  We compensate our senior management through a mix of base salary, bonus, and equity compensation designed to align management’s incentives with the long-term interests of our shareholders.  In addition, we provide our Named Executive Officers (“NEOs”) with benefits that are generally available to all employees of the Company.  Compensation paid to our executive officers is made under the terms of an employment agreement, if applicable, and on a discretionary basis by our Board following approval by the Compensation Committee.  In addition, shareholders must approve certain executive compensation, as described in more detail below.

Our Named Executive Officers in 2017 were Gerald Vento, former Chief Executive Officer, President and Director; Jose Gordo, former Chief Financial Officer; Don Carlos Bell III, the Company’s current President and Chief Executive Officer; Thomas Fuller, the Company’s current Executive Vice President and Chief Financial Officer; Kristin Beischel, the Company’s current Executive Vice President and Chief Marketing Officer; and Dvir Salomon, the Company’s current Executive Vice President and Chief Technology Officer.

Setting Executive Compensation

At the 2013 annual general meeting of shareholders held on July 3, 2013, our shareholders approved the compensation policy that we submitted to the shareholders for their approval (the “Compensation Policy”).  Under Amendment No. 20 to the Companies Law, which came into effect in December 2012 (“Amendment No. 20”), public companies were required to adopt a compensation policy with respect to the terms of service and employment of their directors and officers no later than September 2013.  The Companies Law requires that a compensation policy be reviewed and approved every three years.  Accordingly, on March 9, 2017, following the recommendation of the Compensation Committee, the Company’s Board approved the Amended Compensation Policy for a three-year term (the “First Amended Compensation Policy”). The First Amended Compensation Policy amended, among other things, certain caps on the amount of sales commissions and bonuses paid to any officer, specified the measurable criteria framework for the payment of bonuses, the factors the Compensation Committee will consider when awarding a sign-on bonus, and amended the maximum severance payment payable to an officer in the event of a changes of control, all as specified in the Company’s definitive proxy statement for the 2016 annual general meeting, filed with the SEC on March 15, 2017.  Shareholder approval for the First Amended Compensation Policy was obtained at the 2016 annual general meeting of shareholders held on April 19, 2017.

On May 22, 2017, following the recommendation of the Compensation Committee, the Company’s Board approved additional changes to the First Amended Compensation Policy to accommodate an update to non-employee director compensation.  The changes provided for non-employee director compensation as follows:

•	Annual cash compensation for each non-employee director in the amount of $50,000 or, in the case of the non-employee Chairman of the Board, $100,000, paid quarterly;
•	Annual equity-based compensation valued at $60,000 per year for each non-employee director, which will fully vest on the first anniversary of the date of grant;
•	Annual cash compensation of $10,000 for service on each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee; and
•
Annual cash compensation of $10,000 for service on a “special committee” of the Board, intended to cover up to four meetings per year, with additional cash compensation of $1,000 for each additional meeting thereafter.

Shareholder approval for the above amendments to the First Amended Compensation Policy was obtained at a special meeting of the Company’s shareholders held on July 31, 2017.  The First Amended Compensation Policy, as amended by the amendments described above, is referred to herein as the “Amended Compensation Policy”.

Amendment No. 20 to the Companies Law provides that the compensation policy shall be based, among other parameters, on promoting the company’s objectives, its work plan and long term strategy, creating appropriate incentives for the company’s directors and officers, considering, among other factors, the risk management of the company, the company’s size and nature of its operations and, with respect to terms of service and employment that include non-fixed compensation, the contribution of the director or officer to achievement of corporate goals and increased profits, all with a long term view and taking into account the officer’s position.

The Amended Compensation Policy includes both long term and short term compensation elements and is to be reviewed from time to time by the Company’s Compensation Committee and Board as required by the Companies Law.  In general, the compensation package for officers will be examined while taking into consideration, amongst others, the following parameters: (i) the education, qualifications, expertise, seniority (in the Company in particular, and in the officer’s profession in general), professional experience and achievements of the officer; (ii) the officer’s position, the scope of his responsibility and previous wage agreements that were signed with him; (iii) the officer’s contribution to the Company’s business, profits and stability; (iv) the degree of responsibility imposed on the officer; and (v) the Company’s need to retain officers who have skills, know-how or unique expertise.  Additionally, prior to the approval of a compensation package for an officer, the Company will conduct a wage survey that compares and analyzes the level and cost of the compensation package offered to an officer of the Company with the compensation packages offered to officers in similar positions in other companies of the same type and/or financial structure.  The surveys are to be conducted internally or through an external consultant recommended by the Compensation Committee.

As provided in the Amended Compensation Policy, the Company is entitled to grant to officers a compensation package which may include a base salary, commissions, signing bonus, annual cash bonus and share-based compensation, or any combination thereof, and additional standard benefits.  The Amended Compensation Policy also specifies the cash and share-based compensation to be paid to non-employee directors, as well as reimbursement of out-of-pocket expenses incurred in connection with fulfillment of their duties as directors, all subject to applicable law.

An engagement with an officer who is not a director, controlling shareholder (or relative thereof), or the Chief Executive Officer regarding his or her service and terms of employment must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy.  Other approval requirements apply if the engagement is not in accordance with the Company’s compensation policy.  An engagement with the Chief Executive Officer regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a special majority of our shareholders as provided under Israeli law.  In special cases, the compensation of a nominee for service as the Chief Executive Officer may be approved without shareholder approval, subject to meeting certain conditions under the Companies Law.  Arrangements between the Company and a director as to the terms of his office or regarding compensation for non-directorial duties requires the approval of the Compensation Committee, the Board and shareholders.

The Compensation Committee has from time to time retained the services of independent compensation consulting firms to provide information in accordance with the requirements of our Amended Compensation Policy.  In 2017, the Compensation Committee selected and directly retained the services of Meridian Compensation Consultants, LLC (“Meridian”), an independent compensation consulting firm, to provide a peer group analysis and a compensation benchmarking study related to director compensation as well as related to compensation of Don Carlos Bell III, the Company’s President and Chief Executive Officer; Thomas Fuller, the Company’s Executive Vice President and Chief Financial Officer; Kristin Beischel, the Company’s Executive Vice President and Chief Marketing Officer; and Dvir Salomon, the Company’s Executive Vice President and Chief Technology Officer.

Meridian developed a peer group analysis for the purpose of comparing and analyzing the level and cost of the compensation package to be offered to the Company’s President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing Officer and Executive Vice President and Chief Technology Officer. The peer group companies considered by Meridian and approved by the Compensation Committee in connection with 2017 compensation include companies of similar size, as measured by trailing twelve months revenue, market capitalization and enterprise value, that operated in the same or complimentary industries as the Company and are as follows:

•	GTT Communications Inc.
•	Shenandoah Telecommun Co
•	Cogent Communications Hldgs
•	Iridium Communications Inc.
•	Atn International Inc.
•	Hawaiian Telcom Holdco Inc.
•	Inteliquent Inc.
•	LogMeIn Inc.
•	Incontact Inc.
•	Demandware Inc.
•	8x8 Inc.
•	LivePerson Inc.
•	Alaska Communications Sys Gp
•	Lumos Networks Corp
•	ORBCOMM Inc.
•	Spok Holdings Inc.
•	Limelight Networks Inc.
•	Five9 Inc.
•	Boingo Wireless Inc.
•	Brightcove Inc.
•	Synacor Inc.
•	Fusion Telecommunications
•	Ooma Inc.

The Compensation Committee considered the data and analyses prepared by Meridian that included the appropriateness of: (i) the amount of base salary, (ii) the annual incentive bonus potential and the performance metrics for achieving such bonus, (iii) the existence and amount of a signing bonus, (iv) the mix and vesting schedule for equity compensation, and (v) market practice with respect to other employment terms, with respect to each of the officers reviewed compared to that of the peer group companies listed above.  The peer group data was collected primarily from proxy filings reflecting the most recently disclosed compensation as of the time Meridian compiled the data in 2017.

Meridian reviewed with the Compensation Committee Meridian’s analysis of the (1) base salaries, (2) bonus, (3) total cash compensation (salary plus annual bonus opportunity), (4) long-term incentive awards and (5) total direct compensation (salary plus annual bonus opportunity plus value of long-term incentives payable to each named executive officer) to the 25th percentile, the 50th percentile and 75th percentile target opportunity of the peer group.  The Compensation Committee used this peer group data to obtain a general understanding of current compensation practices consistent with our Amended Compensation Policy, to ensure that the Committee was acting in an informed and responsible manner and to make sure our executive compensation program is competitive.  The Compensation Committee did not seek to set any elements of compensation at a specific percentile of the relevant peer group but it did want to understand and be cognizant of the divergence of any of the compensation elements from the 25th percentile, 50th percentile and 75th percentile. The Compensation Committee and Board determined that the compensation packages proposed for Mr. Bell, Mr. Fuller, Ms. Beischel and Mr. Salomon were consistent with the compensation paid to similarly situated name executive officers by the Company’s peer group as presented by Meridian.

A description of Meridian’s analysis and recommendations with respect to the 2017 changes to compensation for non-employee directors is set forth below under “2017 Director Compensation,” below.

Compensation Program

The primary components of the executive compensation program of our Company consist of base salary, bonuses, grants of restricted stock and options, and health benefits.  In connection with the Company’s formal process to review and evaluate strategic alternatives to enhance stockholder value, including a possible sale of the Company, the Company also provided a special transaction bonus opportunity for Messrs. Bell, Fuller, Salomon and Ms. Beischel.

Base Salary

In accordance with our Amended Compensation Policy, the base salary of a new officer in the Company was determined based on the parameters set forth in the Amended Compensation Policy and discussed above.  The Compensation Committee and the Board had authority to update the base salary of the officers (other than (i) officers who are controlling shareholders or their relatives or other officers’ compensation in which the controlling shareholder has a personal interest and (ii) officers who serve as directors) consistent with the terms of the Compensation Policy including the parameters specified above, provided that the Compensation Committee alone had authority to approve an amendment to an officer’s base salary that does not increase such base salary by more than 15% on an aggregate basis during the term of the officer’s employment agreement and, with respect to the annual base salary of the CEO, such change does not materially change the structure of the incentives provided thereto, even if the total value of the compensation package remains unchanged .

Mr. Vento’s base salary in 2017 for his service as then Chief Executive Officer of the Company was $500,000.  He resigned from this position effective March 9, 2017 and, as a result, received $94,872 in base salary for 2017.  Mr. Gordo’s base salary for 2017 for his service as then Chief Financial Officer of the Company was $350,000 but he resigned from this position effective May 25, 2017 and, as a result, received $132,436 in base salary for 2017.  Keith Reed’s base salary in 2017 for his service as the former General Manager - Senior Vice President Enterprise was $350,000 but he resigned from this position effective February 3, 2017 and, as a result, received $33,205 in base salary for 2017.  Accordingly, although a named executive officer for 2016, Mr. Reed is not among the named executive officers for 2017.  The 2017 annual base salary amounts for Mr. Vento, Mr. Gordo and Mr. Reed were at the same amount as their 2016 annual base salary levels.

Mr. Bell was hired as the Company’s President and Chief Executive Officer effective March 9, 2017 at a base salary of $500,000, resulting in base salary of $405,449 paid to Mr. Bell in 2017. Mr. Fuller was hired as the Company’s Executive Vice President of Finance effective March 13, 2017, transitioning to the role of Executive Vice President and Chief Financial Officer on May 11, 2017, at a base salary of $275,000, resulting in base salary of $220,882 paid to Mr. Fuller in 2017. Ms. Beischel was hired as the Company’s Executive Vice President and Chief Marketing Officer effective March 9, 2017 at a base salary of $225,000, resulting in base salary of $182,590 paid to Ms. Beischel in 2017.  Mr. Salomon was employed as the Company’s Chief Technology Officer under the terms of an Employment Agreement dated October 14, 2016 at a base salary of $300,000.  He executed an Amended and Restated Employment Agreement on June 23, 2017, under which his base salary was reduced to $275,000, resulting in base salary of $287,500 paid to Mr. Salomon in 2017.

We believe we provided the above Named Executive Officers with a level of base salary that recognized appropriately each individual officer’s scope of responsibility, role in the organization, experience, contributions to the success of our Company and the results of peer group surveys.

Signing Bonus

Under our Amended Compensation Policy, we may grant a signing bonus to an officer, which may not exceed the officer’s initial annual base salary and will be subject to the limitations in the Amended Compensation Policy.  A signing bonus will not be considered in calculating the maximum amount of the bonus (described below) payable to an officer following his initial year of employment.  In 2017, Mr. Bell received a signing bonus of $500,000, Mr. Fuller received a signing bonus of $275,000 and Ms. Beischel received a signing bonus of $150,000.  No other signing bonuses were awarded to our Named Executive Officers during 2017.

Annual Cash Incentive Bonus

Under the terms of our Amended Compensation Policy, our annual cash incentive bonus will be based mainly (at least 80%) on measurable criteria, and, with respect to its less significant part (up to 20%), at the Board and management’s discretion, based on non-measurable criteria.  Measurable criteria may include financial targets, meeting sales and marketing objectives, productivity indices and growth in the volume of activity, cost savings, implementation and promotion of planned projects, promoting strategic targets, promoting innovation in the Company and/or success in raising capital.

The remaining portion of the annual cash bonus (not exceeding 20% of the annual cash bonus) will be determined according to non-measurable criteria, such as the contribution of the officer to the Company’s business, its profitability and stability, the need for the Company to retain an officer with skills, know-how, or unique expertise, the responsibility imposed on the officer, changes that occurred in the responsibility imposed on the officer during the year, satisfaction with the officer’s performance, assessing the officer’s ability to work in coordination and cooperation with other employees of the Company, the officer’s contribution to an appropriate control environment and ethical environment and such other elements as recommended by the Compensation Committee and approved by the Board.  Based on our Amended Compensation Policy and the peer group survey conducted in 2017, the Compensation Committee established the following annual cash incentive bonus structure for Messrs. Bell, Fuller and Salomon and Ms. Beischel applicable for each of them during the year ended December 31, 2017 under the terms of their employment agreements:

Executive	Target/Maximum Annual Bonus	Bonus Milestones:	Bonus Payout Levels
Don Carlos Bell III	Target of $500,000	50% based on meeting at least 80% and up to 120% of target revenue for the year	Revenue: Range from 35% to 200% of the target annual bonus.
		50% based on meeting at least 80% and up to 120% of target EBITDA for the year	EBITDA: Range from 35% to 200% of the target annual bonus.
Thomas Fuller	Target of $206,250	50% based on meeting at least 80% and up to 120% of target revenue for the year	Revenue: Range from 35% to 200% of the target annual bonus.
		50% based on meeting at least 80% and up to 120% of target EBITDA for the year	EBITDA: Range from 35% to 200% of the target annual bonus.
Kristin Beischel	Target of $112,500	50% based on meeting at least 80% and up to 120% of target revenue for the year	Revenue: Range from 35% to 200% of the target annual bonus.
		50% based on meeting at least 80% and up to 120% of target EBITDA for the year	EBITDA: Range from 35% to 200% of the target annual bonus.
Dvir Salomon	Target of $137,500	50% based on meeting at least 80% and up to 120% of target revenue for the year	Revenue: Range from 35% to 200% of the target annual bonus.
		50% based on meeting at least 80% and up to 120% of target EBITDA for the year	EBITDA: Range from 35% to 200% of the target annual bonus.

The term “EBITDA” when used to describe the financial performance measure for the annual cash incentive bonus means earnings before interest expense, income taxes, depreciation and amortization.

The following table sets forth the awards to the NEOs determined by the Compensation Committee at its meeting held on March 8, 2018:
Name and Position	Target Bonus	Minimum* Annual Bonus	Maximum Annual Bonus	Actual Annual Bonus	Actual Annual Bonus as a Percentage of Target Annual Bonus	Actual Annual Bonus as a Percentage of Maximum Annual Bonus
Don Carlos Bell, III	$500,000.00	$87,500.00	$1,000,000.00	$497,750.00	99.550%	49.775%
Thomas Fuller	$206,250.00	$36,093.75	$412,500.00	$205,322.00	99.550%	49.775%
Dvir Salomon	$137,500.00	$24,062.50	$275,000.00	$136,881.00	99.550%	49.775%
Kristin Beischel	$112,500.00	$19,687.50	$225,000.00	$111,995.00	99.551%	49.776%
________________

* Minimum Annual Bonus is based upon hitting minimum target in only one category (revenue or EBITDA) which is possible.

Messrs. Vento, Gordo and Reed were not eligible to participate in the annual cash incentive bonus program described above due to their respective resignations prior to December 31, 2017.

Sales Commissions

Under our Amended Compensation Policy, we may pay our officers sales and other commissions based on a pre-determined commission plan, which commissions will be considered part of the officer’s aggregate compensation package subject to limitations in the Amended Compensation Policy.  None of our Named Executive Officers will receive commissions for the year ended December 31, 2017.

Grants of Restricted Stock and Ordinary Share Options

Equity compensation consists of periodic grants of restricted stock and options exercisable for ordinary shares to certain of our executives under our Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan, and our Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan, (together the “2013 Plans”), to provide additional incentive to work to maximize long-term total return to shareholders.  Award levels are determined based on market data and may vary among participants based on their positions within the Company, assessment of job performance, and other factors, including the terms of their employment agreements with the Company.  A committee appointed by the Board is specified to act as the plan administrator.  In 2017, our Compensation Committee administered the plan.

Based on the recommendation of the Compensation Committee and findings of the Board, on May 8, 2017, the Board approved and the Company entered into a Restricted Stock Agreement and an Option Agreement with Mr. Bell in connection with his services as the new Chief Executive Officer of the Company.  Mr. Bell was awarded 149,068 shares of restricted stock under the terms of his Restricted Stock Agreement and 1,883,165 ordinary share options under the terms of his Option Agreement at a strike price of $9.51. These agreements were subject to the approval of the Company’s shareholders as required under Israeli law.  At a Special Meeting of Shareholders held on July 31, 2017, the required shareholder vote approving these agreements with Mr. Bell was obtained.  See “Employment Agreements for Current Named Executive Officers,” below.

Also on May 8, 2017, upon the recommendation of the Compensation Committee and findings of the Board, the Board approved, and the Company entered into a Restricted Stock Agreement and an Option Agreement with, Mr. Fuller in connection with his services as Executive Vice President Finance and, commencing May 11, 2017, Executive Vice President and Chief Financial Officer.  Mr. Fuller was awarded 37,267 shares of restricted stock under the terms of his Restricted Stock Agreement and 470,791 ordinary share options under the terms of his Option Agreement at a strike price of $9.51. Mr. Fuller’s Option Agreement was subject to approval of amendments to our magicJack VocalTec Ltd. 2013 Stock Incentive Plan by the Company’s shareholders to increase the number of the Company’s ordinary shares available for grant under the plan. At a Special Meeting of Shareholders held on July 31, 2017, the required shareholder vote approving the amendments was obtained.  See “Employment Agreements for Current Named Executive Officers,” below.

Also on May 8, 2017, upon the recommendation of the Compensation Committee and findings of the Board, the Board approved, and the Company entered into a Restricted Stock Agreement and Option Agreement with, Ms. Beischel in connection with her services as Executive Vice President and Chief Marketing Officer.  Ms. Beischel was awarded 21,118 shares of restricted stock under the terms of her Restricted Stock Agreement and 266,782 ordinary share options under the terms of her Option Agreement at a strike price of $9.51. Ms. Beischel’s Option Agreement was subject to approval of amendments to our magicJack VocalTec Ltd. 2013 Stock Incentive Plan by the Company’s shareholders to increase the number of the Company’s ordinary shares available for grant under the plan. At a Special Meeting of Shareholders held on July 31, 2017, the required shareholder vote approving the amendments was obtained.  See “Employment Agreements for Current Named Executive Officers,” below.

On June 23, 2017, upon the recommendation of the Compensation Committee and findings of the Board, the Board approved, and the Company entered into an Option Agreement with Mr. Salomon in connection with his services as Executive Vice President and Chief Technology Officer.  Mr. Salomon was awarded 175,566 ordinary share options under the terms of his Option Agreement at a strike price of $9.51. Mr. Salomon’s Option Agreement was subject to approval of amendments to our magicJack VocalTec Ltd. 2013 Stock Incentive Plan by the Company’s shareholders to increase the number of the Company’s ordinary shares available for grant under the plan. At a Special Meeting of Shareholders held on July 31, 2017, the required shareholder vote approving the amendments was obtained.  See “Employment Agreements for Current Named Executive Officers,” below.

No grants of restricted stock or options were made to Messrs. Vento or Gordo during 2017.

Benefits

We provide various employee benefit programs to our executive officers, including: (i) medical and dental insurance benefits for our U.S. based employees, and (ii) a defined contribution retirement plan for our Israeli employees.  These benefits are generally available to all full-time employees of our Company based on their location.

Special Transaction Bonus

Upon the recommendation of the Compensation Committee and findings of the Board, the Board approved provisions in the employment agreements for Messrs. Bell, Fuller and Salomon and Ms. Beischel providing for a special transaction bonus if the closing of a transaction resulting in a “change of control” (as defined in the respective agreements) occurs before the one-year anniversary of the execution date of the agreements (the “Transaction Deadline”) and the applicable executive is still employed by the Company on the closing date.  The bonus is based on the sales price or Company valuation in the change of control transaction.  Upon the recommendation of the Compensation Committee and findings of the Board, the Board provided for this special transaction bonus in recognition that none of the long-term equity incentives granted to Messrs. Bell or Fuller or Ms. Beischel on May 8, 2017 will vest as a result of a change of control occurring before the one-year anniversary of the grant on May 8, 2018.  The special transaction bonus for Mr. Salomon will be reduced by the value of restricted stock which accelerates in connection with a change of control.  On November 8, 2017, in consideration of the fact that the Merger might not be consummated on or before the one-year anniversary of the Bell, Fuller and Beischel Agreements, the Board approved an amendment to each of those executive employment agreements to allow each of these executives to receive the special transaction bonus in connection with the Merger, regardless of when the Merger is consummated.  The Board also approved amendments to the restricted stock agreements pursuant to which the vesting of their restricted stock awards will be delayed and forfeited immediately prior to and contingent upon the consummation of the Merger.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this annual report.

Respectfully submitted,
The Compensation Committee
Tal Yaron-Eldar
Izhak Gross
 Richard Harris

2017 Summary Compensation Table

The table below summarizes the total compensation earned by each of our Named Executive Officers for the fiscal years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)		(j)

Don Carlos Bell III
Chief	2017	405,449	-	1,244,718	4,003,029	497,750	500,000	(3)	6,650,946
Executive Officer,	2016	-	-	-	-	-	-		-
and President	2015	-	-	-	-	-	-		-

Thomas Fuller
Chief	2017	220,882	-	311,179	1,000,757	205,322	275,000	(4)	2,013,140
Financial	2016	-	-	-	-	-	-		-
Officer and EVP	2015	-	-	-	-	-	-		-

Dvir Salomon
Chief	2017	287,500	-	-	373,199	161,881	93,681	(5)	916,261
Technology	2016	25,000	-	607,000	-	125,000	225,000	(5)	982,000
Officer and EVP	2015	-	-	-	-	-	-		-

Kristen Beischel
Chief	2017	182,590	-	176,335	567,096	111,995	151,400	(6)	1,189,416
Marketing	2016	-	-	-	-	-	-		-
Officer and EVP	2015	-	-	-	-	-	-		-

Gerald Vento
Former Chief	2017	94,872	-	-	-	-	820,591	(7)	915,463
Executive Officer,	2016	500,000	-	-	-	406,500	-		906,500
and President(3)	2015	500,000	-	-	-	706,063	-		1,206,063

Jose Gordo
Former Chief	2017	132,436	-	-	-	-	525,796	(8)	658,232
Financial	2016	350,000	-	-	-	142,275	4,269	(8)	496,544
Officer(4)	2015	325,000	-	1,800,000	1,801,138	211,819	-		4,137,957
__________________

(1)
The amounts in these columns reflect the aggregate grant date fair value of the stock awards computed based on the closing adjusted price as of the grant date and for option awards computed based on the Black-Scholes value as of the grant date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Stock-based Compensation.” For additional information, see note 12 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(2)
The amounts in 2016 and 2015 represent the annual cash incentive bonuses paid in 2017 and 2016, respectively, to Messrs. Vento, Gordo and Salomon based on the bonus milestones achieved during the years ended December 31, 2016 and 2015, respectively.  There were no annual cash incentive bonuses paid to Messrs. Vento and Gordo for the year ended December 31, 2017.  The amounts in 2017 represent the annual cash incentive bonus to be paid to Messrs. Bell, Fuller and Salomon and Ms. Beischel for the year ended December 31, 2017, based on the March 8, 2018 Compensation Committee meeting.

(3)	Mr. Bell received a signing bonus of $500,000 in 2017.

(4)	Mr. Fuller received a signing bonus of $275,000 in 2017.

(5)
Mr. Salomon received $8,829 in health-related benefits in 2017 as well as $84,852 in expense reimbursements related to his relocation to the United States from Israel.  In 2016 Mr. Salomon received $225,000 in indirect compensation from our Israeli parent to the consulting company which employed Mr. Salomon before we acquired that consulting company and Mr. Salomon became an employee of magicJack in the United States.

(6)	Ms. Beischel received a signing bonus of $150,000 in 2017 as well as $1,400 in health-related benefits.

(7)
Mr. Vento retired as President and Chief Executive Office of the Company effective March 9, 2017, and resigned from the Board of Directors on June 17, 2017. Mr. Vento received $800,000 in consulting fees and $20,591 in non-employee Director fees in 2017.

(8)
Mr. Gordo left the Company effective May 25, 2017.  In connection with his departure, he executed a separation agreement and received $525,000 in severance.  Additionally, Mr. Gordo received $796 and $4,269 in health-related benefits in 2017 and 2016 respectively.

2017 Pay Ratio Disclosure

For purposes of calculating the 2017 ratio of the median annual total compensation of all Company employees to the total annual compensation of the Company’s chief executive officer, the Company included in its calculation of compensation:  base salary, commissions, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2017) and other incentive payments (including sign-on bonuses for the new executive officers).  The Company used December 31, 2017 as its measurement date.  Base salary amounts were annualized for any employee who had less than a full year of service during 2017, including the Chief Executive Officer. Total compensation for Don Carlos Bell III, the Company’s Chief Executive Officer was determined to be $6,792,747 and was approximately 85 times the median annual compensation of all Company employees excluding the chief executive officer of $79,919.  If stock based compensation amounts are excluded from the calculation, Mr. Bell’s annual compensation is approximately $1,545,000, or 19 times the median employee compensation of $79,919. For purposes of this calculation, the Company had 135 employees worldwide, excluding the chief executive officer.

2017 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our Named Executive Officers during the year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Grant	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Stock Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	($)
Don Carlos Bell III	05/08/17	175,000	500,000	1,000,000	149,068	1,883,165	9.51	5,247,747
Thomas Fuller	05/08/17	72,188	206,250	412,500	37,267	470,791	9.51	1,311,936
Dvir Salomon	05/08/17	-	125,000	-	-	175,566	9.51	373,199
Kristen Beischel	05/08/17	39,375	112,500	225,000	21,118	266,782	9.51	743,432
Gerald Vento	-	-	-	-	-	-	-	-
Jose Gordo	-	-	-	-	-	-	-	-
__________________

(1)
These columns reflect the threshold, target and maximum amounts that Messrs. Bell, Fuller and Salomon and Ms. Beischel were eligible to receive under our annual cash incentive bonus plan with respect to fiscal year 2017.  Messrs. Vento and Gordo were not eligible to receive an award under the annual cash incentive bonus plan for fiscal year 2017.  Awards paid for 2016 are reflected in the Summary Compensation Table, above.

2017 Outstanding Equity Awards and Stock Vesting
Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth certain information regarding equity-based awards held by our Named Executive Officers as of December 31, 2017.

	Option Award				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Don Carlos Bell III	-	1,883,165	9.51	05/08/22	149,068	1,259,625
Thomas Fuller	-	470,791	9.51	05/08/22	37,267	314,906
Dvir Salomon	-	175,566	9.51	05/08/22	16,666	140,828
Kristen Beischel	-	266,782	9.51	05/08/22	21,118	178,447
Gerald Vento(3)	-	-	-	-	-	-
Jose Gordo(4)	-	-	-	-	-	-
__________________

(1)
All shares in this column consist of restricted stock awards. The awards granted to Messrs. Bell and Fuller and to Ms. Beischel are scheduled to vest in one-third increments on each of May 8, 2018, March 9, 2019 and March 9, 2020. If the contemplated change-in-control event is culminated, none of these awards will vest.  The awards for Mr. Salomon are scheduled to vest on December 31, 2018.  The vesting would be accelerated if the contemplated change-in-control is approved and the transaction completed.

(2)	Amounts in this column have been calculated using an assumed stock price of $8.45, the closing price of our ordinary shares on December 29, 2017, the last business day of our fiscal year 2017.

(3)
On June 18, 2017, Mr. Vento and the Company entered into an agreement to amend his Consulting Agreement.  In connection with that amendment, Mr. Vento surrendered to the Company the options to purchase 722,782 shares at an exercise price of $14.95 per share.  Accordingly, the option was terminated effective June 18, 2017, and excluded from this schedule.

(4)
In connection with Mr. Gordo’s departure from the Company, 106,907 options with a strike price of $9.33 vested in May 2017, and were scheduled to expire on November 25, 2017 absent a change-in-control event. Additionally, 225,964 remaining unvested stock options that were originally scheduled to vest in annual increments on December 31, 2017 and 2018 were forfeited, unless there was a Change of Control within 180 days of his termination date. Furthermore, 87,310 shares underlying a restricted stock award made in 2015 remained unvested and were not scheduled to vest, unless there was a Change of Control within 180 days of Mr. Gordo’s termination. The contemplated transaction qualifies as a Change of Control, and if finalized will trigger the vesting of these awards.  As the options are at a strike price higher than the proposed purchase price, Mr. Gordo’s options have no value.  The 87,310 shares that would vest upon a change-in-control have a market value of $737,770 at December 31, 2017. In connection with his termination, Mr. Gordo surrendered to the Company options originally granted on May 8, 2013 covering 296,031 shares at an exercise price of $17.63.

Option Exercises and Stock Vested in 2017

The Named Executive Officers did not exercise any stock options during the year ended December 31, 2017. The following table sets forth certain information regarding the vesting of shares of our restricted stock for each of our Named Executive Officers during 2017.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Don Carlos Bell III	-	-
Thomas Fuller	-	-
Dvir Salomon	16,667	140,836
Kristen Beischel	-	-
Gerald Vento	-	-
Jose Gordo	76,211	495,372
__________________

(1)
The aggregate dollar amount realized by the Named Executive Officer upon the vesting of shares of our restricted stock was computed by multiplying the number of shares of our restricted stock that vested by the market value of the underlying shares on the last date the market was open prior to the vesting date. The amount for Mr. Salomon was calculated using an assumed stock price of $8.45, the closing price of our ordinary shares on December 29, 2017, the last business day prior to the vesting date of December 31, 2017. The amount for Mr. Gordo was calculated using an assumed stock price of $6.50, the closing price on the vesting date of May 25, 2017, the date of his separation.

Pension Benefits and Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us, neither do any of our Named Executive Officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Agreements and Potential Payments Upon Termination or Change of Control for Named Executive Officers

Vento Agreement

On April 2, 2013, the Company entered into a definitive employment agreement and compensation arrangement with Gerald Vento (the “Vento Agreement”), in connection with his services as President and Chief Executive Officer of the Company. Under the terms of the Vento Agreement, Mr. Vento’s compensation was retroactive to January 1, 2013 to coincide with Mr. Vento’s start date as Chief Executive Officer.

The term of employment was initially for three years, beginning on January 1, 2013, but it was extended for an additional year through December 31, 2016 as recommended by the Compensation Committee and Board and approved by the Company’s shareholders at its 2015 annual general meeting of shareholders. Additionally, as recommended by the Compensation Committee and the Board and approved by the Company’s shareholders at its 2016 annual meeting, the Company entered into the Second Amendment to Mr. Vento’s term of employment through the earlier of June 30, 2017 or the date the Company hired a new President and Chief Executive Officer to replace Mr. Vento.

Mr. Vento was paid an annual base salary of $500,000, subject to review each calendar year and possible increases in the sole discretion of the Board. Mr. Vento also received a signing bonus of $500,000 in 2013. For each fiscal year of employment during which the Company employed Mr. Vento, he was eligible to receive a bonus based on the Company meeting certain performance criteria. Mr. Vento’s target annual bonus equaled his annual base salary (the “Target Annual Bonus”). The annual bonus ranged from 35% to 200% of the Target Annual Bonus. The annual bonus formula and performance criteria for each fiscal year were based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.

Except as described below, Mr. Vento was only entitled to receive an annual bonus if he was employed by the Company pursuant to the Vento Agreement at the close of business on the last day of the applicable fiscal year with respect to the annual bonus.

Mr. Vento was granted stock options to purchase an aggregate of 722,782 shares of the Company’s ordinary shares at an exercise price of $14.95, which was the fair market value of the Company’s ordinary shares on the date of grant (the “Vento Options”). In addition, Mr. Vento was granted 80,267 shares of restricted stock (the “Vento Restricted Stock”). All of the Vento Options and Vento Restricted Stock were fully vested as of December 31, 2015. The Vento Options will expire immediately upon termination of Mr. Vento’s employment for Cause, and six months after termination of Mr. Vento’s service (including service as a Board member or consultant to the Company) for any reason other than Cause. The Vento Restricted Stock and any shares acquired through exercise of the Vento Options are subject to sale restrictions, as more particularly set forth in the agreements granting those equity interests. Mr. Vento did not receive any equity compensation when the term of the Vento Agreement was extended through December 31, 2016 nor when the term of the Vento Agreement was extended through the earlier of June 30, 2017 or the date the Company hired the new President and Chief Executive Officer to replace Mr. Vento.

On December 31, 2016, either Mr. Vento or the Company could have terminated Mr. Vento’s employment under the Vento Agreement for any reason upon not less than 30 days prior written notice:

(i)
Upon termination of Mr. Vento’s employment prior to a Change of Control, by Mr. Vento for Good Reason or by the Company without Cause (as defined in the Vento Agreement), Mr. Vento will be entitled to a termination payment equal to the sum of (a) Mr. Vento’s annual base salary at the time of such termination and (b) Mr. Vento’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii)
Upon termination of Mr. Vento’s employment by the resignation of Mr. Vento without Good Reason or by the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. Vento will be due no further compensation other than what is due and owing through the effective date of Mr. Vento’s resignation or termination (including any Annual Bonus that may be due and payable to Mr. Vento);

(iii)
If upon or within six months subsequent to a Change of Control, Mr. Vento’s employment is terminated by Mr. Vento for Good Reason or by the Company without Cause, Mr. Vento will be entitled to and paid a termination payment equal to three times the sum of (a) Mr. Vento’s annual base salary at the time of such termination and (b) Mr. Vento’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case); or

(iv)
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

Mr. Vento agreed during the term of his employment and until two years after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Vento may invest in securities of any public company so long as he does not beneficially own more than 5% of the class of public securities. During the period of Mr. Vento’s employment and until three years after the termination of employment, Mr. Vento will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries. Mr. Vento also agreed to restrictive covenants with respect to confidentiality and work product.

In connection with the Second Amendment, the Board of Directors also proposed that the Company enter into the Consulting Agreement with Mr. Vento effective as of March 10, 2017, the date following the separation date under the Vento Employment Agreement as extended by the Second Amendment in lieu of any severance to be provided to Mr. Vento on the separation date, as an inducement for Mr. Vento to execute the Second Amendment, for Mr. Vento to continue to serve as the Company’s President and CEO through the separation date and to smoothly transition Mr. Vento’s duties to the Company’s new President and CEO. The Company entered into the Consulting Agreement with Mr. Vento on March 10, 2017.

The Consulting Agreement provides that Mr. Vento will perform certain professional consulting services for the Company. In consideration for Mr. Vento’s professional consulting services, the Company will pay Mr. Vento a consulting fee of $83,333.33 per month. The term of the Consulting Agreement will commence on the separation date under the Second Amendment and originally contemplated a one-year term.  On June 18, 2017, Mr. Vento and the Company entered into an agreement to amend his Consulting Agreement to shorten the term by approximately two months and to similarly reduce the aggregate amount payable under the Consulting Agreement by $200,000.  Accordingly, the Consulting Agreement, as amended, will continue until December 26, 2017.  The term of the Consulting Agreement may be terminated by Mr. Vento or the Company upon 30 days advance written notice or by the Company immediately for cause as defined in the Consulting Agreement. If the Consulting Agreement is terminated by the Company without cause, Mr. Vento will be entitled to a termination payment equal to the full amount payable under the Consulting Agreement as if the agreement was not terminated. If the Consulting Agreement is terminated by the Company for cause, by Mr. Vento for any reason, or upon his death or disability, Mr. Vento will be due no further compensation other than what is due and owing through the effective time of the termination.

Gordo Agreement

On May 8, 2013, the Company entered into an executive employment agreement with Jose Gordo, effective as of May 10, 2013 relating to his service as Chief Financial Officer of the Company. The term of employment under the executive employment agreement with Mr. Gordo was from May 10, 2013 through December 31, 2015.

Mr. Gordo entered into a new Employment Agreement with the Company on December 1, 2015 with an effective date of January 1, 2016 through December 31, 2018 under which he would continue to serve as the Company’s Chief Financial Officer (the “2016 Gordo Agreement”). Pursuant to the 2016 Gordo Agreement, Mr. Gordo was to receive an annual base salary in the amount of $350,000 subject to review each calendar year and possible increases in the sole discretion of the Board. For each fiscal year of employment under the 2016 Gordo Agreement, Mr. Gordo was eligible to receive an Annual Bonus based on the Company meeting certain performance criteria. Mr. Gordo’s Target Annual Bonus was $175,000, subject to review each calendar year and possible increase in the sole discretion of the Board. The Annual Bonus ranged from 35% to 200% of the Target Annual Bonus. The Annual Bonus formula and performance criteria for each fiscal year were based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.

Except as described below, Mr. Gordo was only entitled to receive an Annual Bonus if he was employed by the Company pursuant to the 2016 Gordo Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Gordo was granted stock options to purchase 499,307 shares of the Company’s ordinary shares at an exercise price of $9.33, which was the fair market value of the Company’s ordinary shares on December 1, 2015, the date of grant (the “2015 Options”). In addition, Mr. Gordo was granted 192,926 shares of restricted stock (the “2015 Restricted Stock”) on December 1, 2015. The 2015 Options and 2015 Restricted Stock are scheduled to vest as follows: one-third of the 2015 Options and 2015 Restricted Stock vested on December 31, 2016, and one-third would vest on each of December 31, 2017 and December 31, 2018, respectively, subject to Mr. Gordo’s continued employment by the Company. In the event that Mr. Gordo’s employment is terminated by the Company without “Cause” or by Mr. Gordo for “Good Reason” (as such terms are defined in the agreements granting those equity interests), Mr. Gordo would be credited with service through the date that is three months after the termination date (the “Final Vesting Date”), and the 2015 Restricted Stock and 2015 Options would vest on a pro-rata basis through the Final Vesting Date. In addition, all unvested 2015 Options and 2015 Restricted Stock in the Company would immediately become 100% vested upon a Change of Control (as defined in the 2016 Gordo Agreement). The 2015 Options will expire immediately upon termination of Mr. Gordo’s employment for Cause, or six months after termination of Mr. Gordo’s service (including service as a consultant to the Company) for any reason other than Cause. The 2015 Restricted Stock and any shares purchased through exercise of the 2015 Options are subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Mr. Gordo was also granted stock options to purchase 256,151 shares of the Company’s ordinary shares at an exercise price of $17.63, which was the fair market value of the Company’s ordinary shares on July 3, 2013, the date of grant (the “2013 Options”). In addition, Mr. Gordo was granted 27,634 shares of restricted stock (the “2013 Restricted Stock”) on July 3, 2013. The 2013 Options and 2013 Restricted Stock were fully vested as of December 31, 2015. Furthermore, Mr. Gordo was granted 39,880 ordinary share options at an exercise price of $17.63 (the “Prior Service Options”) and 52,356 shares of restricted stock for services provided to the Company prior to his employment by the Company (the “Prior Service RSUs”) on July 3, 2013. The Prior Service Options were fully vested as of December 31, 2015. The Prior Service RSUs were scheduled to vest in full on December 31, 2015, however, the shares have a vesting schedule based on the Company’s stock price reaching certain targets. In the event that the targets are not met, the vesting is deferred until the targets are reached. In the event that Mr. Gordo’s employment is terminated by the Company without “Cause” or by Mr. Gordo for “Good Reason,” or the Company experiences a Change of Control prior to termination of Mr. Gordo’s employment (as such terms are defined in Mr. Gordo’s Restricted Stock Agreement), the Prior Service RSUs will fully vest. The 2013 Options and Prior Service Options will expire immediately upon termination of Mr. Gordo’s employment for Cause, six months after termination of Mr. Gordo’s service (including service as a consultant to the Company) for any reason other than Cause. The 2013 Restricted Stock, the Prior Services RSUs and any shares purchased through exercise of the 2013 Options or Prior Service Options are subject to sale restrictions as more particularly set forth in the agreements granting those equity interests.

Either Mr. Gordo or the Company could terminate Mr. Gordo’s employment under the 2016 Gordo Agreement for any reason upon not less than 30 days prior written notice:

(i)
Upon termination prior to a Change of Control by the Company without Cause or by Mr. Gordo for Good Reason, each as defined in the Gordo Agreement, Mr. Gordo will be entitled to a termination payment equal to the sum of (a) Mr. Gordo’s annual base salary at the time of such termination and (b) Mr. Gordo’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case);

(ii)
Upon termination of Mr. Gordo’s employment by the resignation of Mr. Gordo without Good Reason or by the Company with Cause, death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraphs below, Mr. Gordo will be due no further compensation other than what is due and owing through the effective date of Mr. Gordo’s resignation or termination (including any Annual Bonus that may be due and payable to Mr. Gordo);

(iii)
If upon or within six months subsequent to a Change of Control, Mr. Gordo’s employment is terminated by Mr. Gordo for Good Reason or by the Company without Cause, Mr. Gordo will be entitled to and paid a termination payment equal to three times the sum of (a) Mr. Gordo’s annual base salary at the time of such termination and (b) Mr. Gordo’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case); or

(iv)
If Mr. Gordo’s employment is terminated by Mr. Gordo for Good Reason or by the Company without Cause 180 days prior to the Company’s execution of an agreement which, if consummated, would constitute a Change of Control, then upon consummation of such Change of Control, Mr. Gordo will receive an additional payment equal to the difference between (a) the change of control termination payment described in clause (iii) and (b) any termination payment previously provided to Mr. Gordo as described in clause (i).

Mr. Gordo agreed that during the term of his employment and until two years after termination of employment, (A) he would not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) he would not become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Gordo could invest in securities of any public company so long as he did not beneficially own more than 5% of the class of public securities. During the period of Mr. Gordo’s employment and until three years after the termination of employment, Mr. Gordo will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries. Mr. Gordo also agreed to restrictive covenants with respect to confidentiality and work product.

On May 25, 2017, Mr. Gordo’s employment with the Company terminated. Pursuant to the terms of his employment agreement, he was paid a severance payment of $525,000 and executed a Separation and Release Agreement.  Because of the provision of his Employment Agreement described in paragraph (iv) above, Mr. Gordo will be entitled to an additional payment upon the consummation of the Merger in the amount of $907,725.

Bell Agreement

On May 8, 2017, the Company entered into an Executive Employment Agreement with Mr. Bell, which we refer to in this annual report as the “Bell Agreement”, retaining him as President and Chief Executive Officer of the Company for a three-year term with retroactive effect to March 9, 2017.  Mr. Bell will be paid an annual base salary of $500,000, subject to review each calendar year and possible increases in the sole discretion of the Board, subject to the compensation policy of the Company then in effect.  Mr. Bell received a signing bonus of $500,000.

The Bell Agreement provides for a special transaction bonus if the closing of a transaction resulting in a “change of control” (as defined in the Bell Agreement) occurs before the one-year anniversary of the execution date of the Bell Agreement (the “Transaction Deadline”) and Mr. Bell is still employed by the Company on the closing date.  A bonus is based on the sales price or Company valuation in the change of control transaction.    The Board provided for this special transaction bonus in recognition that none of Mr. Bell’s long-term equity incentives (see below) will vest as a result of a change of control occurring before the one-year anniversary of the grant on May 8, 2018.  An amendment to the Bell Agreement was entered into on November 9, 2017, to push out the Transaction Deadline for the Transaction to allow Mr. Bell to receive the special transaction bonus in connection with the Transaction.

Also pursuant to the Bell Agreement, for each fiscal year of employment during which the Company employs Mr. Bell, he is be eligible to receive a bonus based on the Company meeting certain performance criteria.  Mr. Bell’s target annual bonus will equal his annual base salary (the “Target Annual Bonus”). The annual bonus will range from 35% to 200% of the Target Annual Bonus. The bonus formula and performance criteria for fiscal year 2017 are based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.  The Company’s target revenue and target EBITDA were set by the Compensation Committee and communicated to Mr. Bell in May 2017. The annual bonus formula and performance criteria for calendar years 2018 and 2019 will be based: (i) one-third on the Company meeting at least 80% and up to 120% of its target revenue for the applicable fiscal year; (ii) one-third on the Company meeting at least 80% and up to 120% of its target EBITDA for the applicable fiscal year, and (iii) one-third on the Company meeting at least 80% and up to 120% of another objective Key Performance Indicator (the “KPI Target”) for the applicable fiscal year to be determined by the Board, or the Compensation Committee of the Board, after consultation with Mr. Bell. For purposes of the Bell Agreement, “EBITDA” means earnings before interest, taxes, depreciation and amortization calculated in accordance with generally accepted accounting principles consistent with the application of such concepts in developing the Company’s annual budget, subject to adjustments for one-time occurrences outside the ordinary course of business as deemed appropriate by the Company’s Compensation Committee.

If the Company’s financial statements are restated for a period for which an Annual Bonus has been paid under the terms of the Agreement, the Annual Bonus amount for such period will be re-calculated by the Company (the “Recalculated Bonus Amount”). In any such event, the difference between the Annual Bonus in question and the Recalculated Bonus Amount will be paid to or refunded by Mr. Bell, as applicable, not later than 60 days after the restatement, provided that no such adjustments will be made at any time after the second anniversary of the Annual Bonus payment in question.

Except as described below under “Termination”, Mr. Bell will be entitled to receive an Annual Bonus only if he is employed by the Company pursuant to the Bell Agreement at the close of business on the last day of the applicable fiscal year with respect to the Annual Bonus.

Mr. Bell is entitled to 20 paid-time-off days per fiscal year. Mr. Bell is eligible to participate in, without action by the Board or any committee thereof, any benefits and perquisites available to the executive officers of the Company, including any group health, dental, life insurance, disability, or other form of executive benefit plan or program of the Company now existing or that may be later adopted by the Company. The Company will reimburse Mr. Bell for all ordinary and necessary business expenditures made by him in connection with, or in furtherance of, his employment upon presentation by him of supporting information as may from time to time be reasonably requested by the Board.

Also in connection with his hiring, Mr. Bell was granted an option to purchase 1,883,165 of the Company’s ordinary shares at an exercise price of $9.51, representing approximately 118% of the fair market value of the Company’s shares on the date of grant (the “Option”), pursuant to a Stock Option Agreement dated May 8, 2017 (the “Bell Option Agreement”).  In addition, on May 8, 2017, Mr. Bell was granted 149,068 restricted shares (the “Restricted Stock”) pursuant to a Restricted Stock Agreement dated May 8, 2017 (the “Bell Restricted Stock Agreement”). The Restricted Stock was granted under the terms of the Company’s 2013 Stock Incentive Plan. The Option was granted under the terms of the Company’s Amended 2013 Stock Incentive Plan (the “Amended Plan”), subject to the approval of the Amended Plan by the Company’s shareholders which was obtained in July of 2017.  Both grants were also subject to shareholder approval at the July 2017 shareholder meeting, and shareholder approval was obtained.

The Option and Restricted Stock, as originally granted, were to vest as follows: one-third of the Options and Restricted Stock would vest on each of May 8, 2018, March 9, 2019 and March 9, 2020, subject to Mr. Bell’s continued employment by the Company. After the one year anniversary of their respective grant dates, both equity grants were subject to partial accelerated vesting in the event of Mr. Bell’s termination without “cause” or for “good reason” (as each is defined in the Bell Agreement) or in the event of his termination as a result of his death or disability, and full accelerated vesting under certain circumstances related to a change of control of the Company.  If a change of control of the Company occurs before the one-year anniversary of the grant (i.e., before May 8, 2018), there was to be no accelerated vesting of these grants.

Either Mr. Bell or the Company may terminate Mr. Bell’s employment under the Bell Agreement for any reason upon not less than 30 days prior written notice.

(i)
Upon termination of Mr. Bell’s employment prior to a change of control by Mr. Bell for good reason or by the Company without cause (as each term is defined in the Bell Agreement), Mr. Bell will be entitled to a termination payment equal to two times Mr. Bell’s annual base salary at the time of such termination (the “Termination Payment”).

(ii)
Upon termination of Mr. Bell’s employment by the resignation of Mr. Bell without good reason or by the Company with cause or by reason of death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraph below, Mr. Bell will be due no further compensation other than what is due and owing through the effective date of Mr. Bell’s resignation or termination (including any Annual Bonus that may be due and payable to Mr. Bell).

(iii)
If upon or within six months subsequent to a change of control, Mr. Bell’s employment is terminated by Mr. Bell for good reason or by the Company without cause, Mr. Bell will be entitled to and be paid a termination payment (the “Change of Control Payment”) equal to two times the sum of (a) Mr. Bell’s annual base salary at the time of such termination and (b) Mr. Bell’s Target Annual Bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the Target Annual Bonus at the 100% level irrespective of whether or not that is the case); provided, however, that the Change of Control Payment will only be paid to Mr. Bell if the change of control closes after the six month anniversary of the execution date of the Bell Agreement and the change of control transaction meets a per share threshold price that is greater than or equal to $9.51 per share.  In the event a change of control transaction closes in the first six months following the execution date of the Bell Agreement, or closes pursuant to an agreement entered into in the first six months following the execution date of the Bell Agreement, Mr. Bell will not be entitled to the Change of Control Payment upon his termination.

The Bell Agreement provides for a payment reduction to avoid imposition of the excise tax imposed under Section 4999 of the Internal Revenue Code.

Mr. Bell will not be entitled to any severance payment unless Mr. Bell executes and delivers to the Company a general release of claims on terms described in the Bell Agreement.

Mr. Bell has agreed that during the term of his employment and until one year after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Bell may invest in securities of any public company so long as he does not beneficially own more than 5% of the class of publicly traded securities.  During the period of Mr. Bell’s employment and until one year after the termination of employment, Mr. Bell will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Bell also agreed to restrictive covenants with respect to confidentiality and work product.

Fuller Agreement

On May 8, 2017, the Company entered into an Executive Employment Agreement with Mr. Fuller, which we refer to in this annual report as the “Fuller Agreement”, retaining him as Executive Vice President Finance and, effective May 11, 2017, Executive Vice President and Chief Financial Officer of the Company for a three-year term with retroactive effect to March 13, 2017.  Mr. Fuller will be paid an annual base salary of $275,000, subject to review each calendar year and possible increases in the sole discretion of the Board, subject to the compensation policy of the Company then in effect.  Mr. Fuller received a signing bonus of $275,000.

The Fuller Agreement provides for a special transaction bonus if the closing of a transaction resulting in a “change of control” (as defined in the Fuller Agreement) occurs before the one-year anniversary of the execution date of the Fuller Agreement (the “Transaction Deadline”) and Mr. Fuller is still employed by the Company on the closing date.  The bonus is based on the sales price or Company valuation in the change of control transaction.  The Board provided for this special transaction bonus in recognition that none of Mr. Fuller’s long-term equity incentives (see below) will vest as a result of a change of control occurring before the one-year anniversary of the grant on May 8, 2018.  In connection with the approval of the Merger Agreement, the Board approved and on November 9, 2017, the Company entered into an amendment to the Fuller Agreement to push out the Transaction Deadline for the Transaction to allow Mr. Fuller to receive the special transaction bonus in connection with the Transaction.

Also pursuant to the Fuller Agreement, for each fiscal year of employment during which the Company employs Mr. Fuller, he is be eligible to receive a bonus based on the Company meeting certain performance criteria.  Mr. Fuller’s target annual bonus will equal 75% of his annual base salary (the “Target Annual Bonus”). The annual bonus will range from 35% to 200% of the Target Annual Bonus. The bonus formula and performance criteria for fiscal year 2017 are based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.  The Company’s target revenue and target EBITDA were set by the Compensation Committee and communicated to Mr. Fuller in May 2017. The annual bonus formula and performance criteria for calendar years 2018 and 2019 will be based: (i) one-third on the Company meeting at least 80% and up to 120% of its target revenue for the applicable fiscal year; (ii) one-third on the Company meeting at least 80% and up to 120% of its target EBITDA for the applicable fiscal year, and (iii) one-third on the Company meeting at least 80% and up to 120% of another objective Key Performance Indicator (the “KPI Target”) for the applicable fiscal year to be determined by the Board, or the Compensation Committee of the Board, after consultation with the Company’s Chief Executive Officer and Mr. Fuller. For purposes of the Fuller Agreement, “EBITDA” means earnings before interest, taxes, depreciation and amortization calculated in accordance with generally accepted accounting principles consistent with the application of such concepts in developing the Company’s annual budget, subject to adjustments for one-time occurrences outside the ordinary course of business as deemed appropriate by the Company’s Compensation Committee. The Fuller Agreement also provides for long-term equity incentives, including a restricted stock grant of 37,267 shares and the grant of an option to purchase 470,791 shares.

Mr. Fuller is entitled to 20 paid-time-off days per fiscal year. Mr. Fuller is eligible to participate in, without action by the Board or any committee thereof, any benefits and perquisites available to the executive officers of the Company, including any group health, dental, life insurance, disability, or other form of executive benefit plan or program of the Company now existing or that may be later adopted by the Company. The Company will reimburse Mr. Fuller for all ordinary and necessary business expenditures made by him in connection with, or in furtherance of, his employment upon presentation by him of supporting information as may from time to time be reasonably requested by the Board.

Mr. Fuller’s restricted stock grant was granted under the terms of the Company’s 2013 Stock Incentive Plan pursuant to a Restricted Stock Agreement dated May 8, 2017 (the “Fuller Restricted Stock Agreement”).  Mr. Fuller’s option was granted under the terms of the Company’s Amended 2013 Stock Incentive Plan and pursuant to an Option Agreement dated May 8, 2017, as amended by Amendment to Option Agreement dated July 27, 2017 (the “Options”).  The Options have an exercise price equal to $9.51 per share and will vest over thirty-four (34) months commencing on the one year anniversary of the date of grant, May 8, 2018.  The restricted stock would similarly vest over a period of thirty-four (34) months commencing on the one year anniversary of the date of grant.  After the one year anniversary of their respective grant dates, both equity grants are subject to partial accelerated vesting in the event of Mr. Fuller’s termination without “cause” or for “good reason” (as each is defined in the Fuller Agreement) or in the event of his termination as a result of his death or disability, and full accelerated vesting under certain circumstances related to a change of control of the Company.

Also in connection with the approval of the Merger Agreement, the Board approved, and the Company entered into, an amendment to the Fuller Restricted Stock Agreement to delay the vesting of the restricted stock and to provide for the restricted stock to be forfeited immediately prior to and contingent upon the consummation of the Merger.

Pursuant to the Fuller Agreement, either the Company or Mr. Fuller may terminate Mr. Fuller’s employment for any reason upon not less than 30 days prior written notice.

(i)
Upon termination of Mr. Fuller’s employment prior to a change of control by Mr. Fuller for good reason or by the Company without cause (as each term is defined in the Fuller Agreement), Mr. Fuller will be entitled to a termination payment equal to one times the sum of (a) Mr. Fuller’s annual base salary at the time of such termination and (b) Mr. Fuller’s target annual bonus for the fiscal year in which his employment is terminated.

(ii)
Upon termination of Mr. Fuller’s employment by the resignation of Mr. Fuller without good reason or by the Company with cause or by reason of death or disability or for any other reason except as provided in the immediately preceding paragraph above or the immediately following paragraph below, Mr. Fuller will be due no further compensation other than what is due and owing through the effective date of Mr. Fuller’s resignation or termination (including any annual bonus that may be due and payable to Mr. Fuller).

(iii)
If upon or within six months subsequent to a change of control, Mr. Fuller’s employment is terminated by him for good reason or by the Company without cause, Mr. Fuller will be entitled to and be paid a termination payment (the “Change of Control Payment”) equal to one and one-half times the sum of (a) Mr. Fuller’s annual base salary at the time of such termination and (b) Mr. Fuller’s target annual bonus for the fiscal year in which his employment is terminated (as if the applicable performance criteria have been met at the level that would result in payment of the target annual bonus at the 100% level irrespective of whether or not that is the case); provided, however, that the Change of Control Payment will only be paid to Mr. Fuller if the change of control closes after the six month anniversary of the execution date of the Fuller Agreement and the change of control transaction meets a per share threshold price that is greater than or equal to $9.51 per share.  In the event a change of control transaction closes in the first six months following the execution date of the Fuller Agreement, or closes pursuant to an agreement entered into in the first six months following the execution date of the Fuller Agreement, Mr. Fuller will not be entitled to the Change of Control Payment upon his termination.

Mr. Fuller will not be entitled to any severance payment unless he executes and delivers to the Company a general release of claims on terms described in the agreement.

Mr. Fuller has agreed that during the term of his employment and until one year after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Fuller may invest in securities of any public company so long as he does not beneficially own more than 5% of the class of publicly traded securities.  During the period of Mr. Fuller’s employment and until three years after the termination of employment, Mr. Fuller will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Fuller also agreed to restrictive covenants with respect to confidentiality and work product.

Beischel Agreement

On May 8, 2017, the Company entered into an Executive Employment Agreement with Ms. Beischel, as amended by amendment to Executive Employment Agreement dated August 16, 2017, which we refer to in this annual report as the “Beischel Agreement”, retaining her as Executive Vice President and Chief Marketing Officer of the Company for a three-year term with retroactive effect to March 9, 2017.  Ms. Beischel will be paid an annual base salary of $225,000, subject to review each calendar year and possible increases in the sole discretion of the Board, subject to the compensation policy of the Company then in effect.  Ms. Beischel received a signing bonus of $150,000.

The Beischel Agreement provides for a special transaction bonus if the closing of a transaction resulting in a “change of control” (as defined in the Beischel Agreement) occurs before the one-year anniversary of the execution date of the Beischel Agreement (the “Transaction Deadline”) and Ms. Beischel is still employed by the Company on the closing date.  The bonus is based on the sales price or Company valuation in the change of control transaction.  The Board provided for this special transaction bonus in recognition that none of Ms. Beischel’s long-term equity incentives (see below) will vest as a result of a change of control occurring before the one-year anniversary of the grant on May 8, 2018.  In connection with the approval of the Merger Agreement, the Board approved and on November 9, 2017, the Company entered into an amendment to the Beischel Agreement to push out the Transaction Deadline for the Transaction to allow Ms. Beischel to receive the special transaction bonus in connection with the Transaction.

Also pursuant to the Beischel Agreement, for each fiscal year of employment during which the Company employs Ms. Beischel, she is be eligible to receive a bonus based on the Company meeting certain performance criteria.  Ms. Beischel’s target annual bonus will equal 50% of her annual base salary (the “Target Annual Bonus”). The annual bonus will range from 35% to 200% of the Target Annual Bonus. The bonus formula and performance criteria for fiscal year 2017 are based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.  The Company’s target revenue and target EBITDA were set by the Compensation Committee and communicated to Ms. Beischel in May 2017. The annual bonus formula and performance criteria for calendar years 2018 and 2019 will be based: (i) one-third on the Company meeting at least 80% and up to 120% of its target revenue for the applicable fiscal year; (ii) one-third on the Company meeting at least 80% and up to 120% of its target EBITDA for the applicable fiscal year, and (iii) one-third on the Company meeting at least 80% and up to 120% of another objective Key Performance Indicator (the “KPI Target”) for the applicable fiscal year to be determined by the Board, or the Compensation Committee of the Board, after consultation with the Company’s Chief Executive Officer and Ms. Beischel. For purposes of the Beischel Agreement, “EBITDA” means earnings before interest, taxes, depreciation and amortization calculated in accordance with generally accepted accounting principles consistent with the application of such concepts in developing the Company’s annual budget, subject to adjustments for one-time occurrences outside the ordinary course of business as deemed appropriate by the Company’s Compensation Committee. The Beischel Agreement also provides for long-term equity incentives, including a restricted stock grant of 21,118 shares and the grant of an option to purchase 266,782 shares.

Ms. Beischel is entitled to 20 paid-time-off days per fiscal year. Ms. Beischel is eligible to participate in, without action by the Board or any committee thereof, any benefits and perquisites available to the executive officers of the Company, including any group health, dental, life insurance, disability, or other form of executive benefit plan or program of the Company now existing or that may be later adopted by the Company. The Company will reimburse Ms. Beischel for all ordinary and necessary business expenditures made by her in connection with, or in furtherance of, her employment upon presentation by her of supporting information as may from time to time be reasonably requested by the Board.

Ms. Beischel’s restricted stock grant was granted under the terms of the Company’s 2013 Stock Incentive Plan pursuant to a Restricted Stock Agreement dated May 8, 2017 (the “Beischel Restricted Stock Agreement”).  Ms. Beischel’s option was granted under the terms of the Company’s Amended 2013 Stock Incentive Plan and pursuant to an Option Agreement dated May 8, 2017, as amended by Amendment to Option Agreement dated July 27, 2017 (the “Options”).  The Options have an exercise price equal to $9.51 per share and will vest over thirty-four (34) months commencing on the one year anniversary of the date of grant, May 8, 2018.  The restricted stock would similarly vest over a period of thirty-four (34) months commencing on the one year anniversary of the date of grant.  After the one year anniversary of their respective grant dates, both equity grants are subject to partial accelerated vesting in the event of Ms. Beischel’s termination without “cause” or for “good reason” (as each is defined in the Beischel Agreement) or in the event of her termination as a result of her death or disability, and full accelerated vesting under certain circumstances related to a change of control of the Company.

Also in connection with the approval of the Merger Agreement, the Board approved, and the Company entered into, an amendment to the Beischel Restricted Stock Agreement to delay the vesting of the restricted stock and to provide for the restricted stock to be forfeited immediately prior to and contingent upon the consummation of the Merger.

Pursuant to the Beischel Agreement, either the Company or Ms. Beischel may terminate Ms. Beischel’s employment for any reason upon not less than 30 days prior written notice.

(i)
Upon termination of Ms. Beischel’s employment by Ms. Beischel for good reason or by the Company without cause (as each term is defined in the Beischel Agreement), Ms. Beischel will be entitled to a termination payment equal to one times the sum of (a) Ms. Beischel’s annual base salary at the time of such termination and (b) Ms. Beischel’s target annual bonus for the fiscal year in which her employment is terminated.  The termination payment will be paid in a lump sum.

(ii)
Upon termination of Ms. Beischel’s employment by the resignation of Ms. Beischel without good reason or by the Company with cause or by reason of death or disability or for any other reason except as provided in the immediately preceding paragraph above, Ms. Beischel will be due no further compensation other than what is due and owing through the effective date of Ms. Beischel’s resignation or termination (including any annual bonus that may be due and payable to Ms. Beischel).

Ms. Beischel will not be entitled to any severance payment unless she executes and delivers to the Company a general release of claims on terms described in the agreement.

Ms. Beischel has agreed that during the term of her employment and until one year after termination of employment, (A) she will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Ms. Beischel may invest in securities of any public company so long as she does not beneficially own more than 5% of the class of publicly traded securities.  During the period of Ms. Beischel’s employment and until one year after the termination of employment, Ms. Beischel will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Ms. Beischel also agreed to restrictive covenants with respect to confidentiality and work product.

Salomon Agreement

On June 23, 2017, the Company entered into an Amended and Restated Executive Employment Agreement with Mr. Salomon, as amended by amendment to Executive Employment Agreement dated August 16, 2017, which we refer to in this annual report as the “Salomon Agreement”.  The Salomon Agreement amended and restated the terms of an Employment Agreement executed by Mr. Salomon and the Company on October 14, 2016, prior to Mr. Salomon becoming a Named Executive Officer of the Company, and provided that Mr. Salomon would serve as the Company’s Executive Vice President and Chief Technology Officer through March 9, 2020.  Pursuant to the Salomon Agreement, Mr. Salomon will be paid an annual base salary of $275,000, subject to review each calendar year and possible increases in the sole discretion of the Board, subject to the compensation policy of the Company then in effect.

The Salomon Agreement provides for a special transaction bonus if the closing of a transaction resulting in a “change of control” (as defined in the Salomon Agreement) occurs before the one-year anniversary of the execution date of the Salomon Agreement (the “Transaction Deadline”) and Mr. Salomon is still employed by the Company on the closing date.  The bonus is based on the sales price or Company valuation in the change of control transaction and is subject to reduction by an amount equal to the value of shares of restricted stock that are accelerated and cashed out immediately before and contingent upon the consummation of the Merger.

Also pursuant to the Salomon Agreement, for each fiscal year of employment during which the Company employs Mr. Salomon, he is be eligible to receive a bonus based on the Company meeting certain performance criteria.  Mr. Salomon’s target annual bonus will equal 50% of his annual base salary (the “Target Annual Bonus”). The annual bonus will range from 35% to 200% of the Target Annual Bonus. The bonus formula and performance criteria for fiscal year 2017 are based: (i) 50% on the Company meeting at least 80% and up to 120% of its target revenue for the fiscal year; and (ii) 50% on the Company meeting at least 80% and up to 120% of its target EBITDA for the fiscal year.  The Company’s target revenue and target EBITDA were set by the Compensation Committee and communicated to Mr. Salomon in May 2017. The annual bonus formula and performance criteria for calendar years 2018 and 2019 will be based: (i) one-third on the Company meeting at least 80% and up to 120% of its target revenue for the applicable fiscal year; (ii) one-third on the Company meeting at least 80% and up to 120% of its target EBITDA for the applicable fiscal year, and (iii) one-third on the Company meeting at least 80% and up to 120% of another objective Key Performance Indicator (the “KPI Target”) for the applicable fiscal year to be determined by the Board, or the Compensation Committee of the Board, after consultation with the Company’s Chief Executive Officer and Mr. Salomon. For purposes of the Salomon Agreement, “EBITDA” means earnings before interest, taxes, depreciation and amortization calculated in accordance with generally accepted accounting principles consistent with the application of such concepts in developing the Company’s annual budget, subject to adjustments for one-time occurrences outside the ordinary course of business as deemed appropriate by the Company’s Compensation Committee. The Salomon Agreement also provides for long-term equity incentives in the form of a grant of an option to purchase 175,566 shares at a strike price equal to $9.51 per share.

Mr. Salomon is entitled to 20 paid-time-off days per fiscal year. Mr. Salomon is eligible to participate in, without action by the Board or any committee thereof, any benefits and perquisites available to the executive officers of the Company, including any group health, dental, life insurance, disability, or other form of executive benefit plan or program of the Company now existing or that may be later adopted by the Company. The Company will reimburse Mr. Salomon for all ordinary and necessary business expenditures made by his in connection with, or in furtherance of, his employment upon presentation by his of supporting information as may from time to time be reasonably requested by the Board.

Mr. Salomon’s option was granted under the terms of the Company’s Amended 2013 Stock Incentive Plan and pursuant to an Option Agreement dated June 23, 2017, as amended by Amendment to Option Agreement dated July 27, 2017 (the “Options”).  The Options have an exercise price equal to $9.51 per share and will vest over thirty-two and one-half (32.5) months commencing on the one year anniversary of the date of grant, June 23, 2018.  After the one year anniversary of the grant date, the Options are subject to partial accelerated vesting in the event of Mr. Salomon’s termination without “cause” or for “good reason” (as each is defined in the Salomon Agreement) or in the event of his termination as a result of his death or disability, and full accelerated vesting under certain circumstances related to a change of control of the Company.

Pursuant to the Salomon Agreement, either the Company or Mr. Salomon may terminate Mr. Salomon’s employment for any reason upon not less than 30 days prior written notice.

(i)
Upon termination of Mr. Salomon’s employment by Mr. Salomon for good reason or by the Company without cause (as each term is defined in the Fuller Agreement), Mr. Salomon will be entitled to a termination payment equal to one times the sum of (a) Mr. Salomon’s annual base salary at the time of such termination and (b) Mr. Salomon’s target annual bonus for the fiscal year in which his employment is terminated.  The termination payment will be paid in a lump sum.

(ii)
Upon termination of Mr. Salomon’s employment by the resignation of Mr. Salomon without good reason or by the Company with cause or by reason of death or disability or for any other reason except as provided in the immediately preceding paragraph above, Mr. Salomon will be due no further compensation other than what is due and owing through the effective date of Mr. Salomon’s resignation or termination (including any annual bonus that may be due and payable to Mr. Salomon).

Mr. Salomon will not be entitled to any severance payment unless he executes and delivers to the Company a general release of claims on terms described in the agreement.

Mr. Salomon has agreed that during the term of his employment and until six months after termination of employment, (A) he will not engage in any business or activity which is the same as or competitive with any business or activity conducted by the Company or any of its majority owned subsidiaries or (B) become an officer, employee or consultant of or otherwise assume a substantial role or relationship with, any governmental entity, agency or political subdivision that is a client or customer of the Company or any subsidiary or affiliate of the Company, provided that Mr. Salomon may invest in securities of any public company so long as he does not beneficially own more than 5% of the class of publicly traded securities.  During the period of Mr. Salomon’s employment and until one year after the termination of employment, Mr. Salomon will not, without the Company’s prior written consent, seek to employ or otherwise seek the services of any employee or consultant of the Company or any of its majority-owned subsidiaries.  Mr. Salomon also agreed to restrictive covenants with respect to confidentiality and work product.

Compensation Committee Interlocks and Insider Participants

From January 1, 2017 through December 31, 2017, our Compensation Committee consisted of Tal Yaron-Eldar, Richard Harris (Chairman) and Izhak Gross.

During 2017, none of the members of our Compensation Committee was an employee or officer of the Company. Further, during 2017, no Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or our Compensation Committee.

2017 Director Compensation

During 2017, Meridian developed a peer group analysis for the purpose of comparing and analyzing the level and cost of the compensation package to be offered to the Company’s non-executive directors. The peer group companies considered by Meridian and approved by the Compensation Committee in connection with 2017 compensation include companies of similar size, as measured by trailing twelve months revenue, market capitalization and enterprise value, that operated in the same or complimentary industries as the Company and are as follows:

•	8x8 Inc.
•	Alaska Communications Sys Gp
•	Atn International Inc.
•	Boingo Wireless Inc.
•	Brightcove Inc.
•	Cogent Communications Hldgs
•	Demandware Inc.
•	Five9 Inc.
•	Fusion Telecommunications
•	GTT Communications Inc.
•	Hawaiian Telcom Holdco Inc.
•	Incontact Inc.
•	Inteliquent Inc.
•	Iridium Communications Inc.
•	Limelight Networks Inc.
•	LivePerson Inc.
•	LogMeIn Inc.
•	Lumos Networks Corp
•	Ooma Inc.
•	ORBCOMM Inc.
•	Shenandoah Telecommun Co
•	Spok Holdings Inc.
•	Synacor Inc.

The Compensation Committee considered the data and analyses prepared by Meridian that included the appropriateness of: (i) total annual compensation, (ii) annual retainer and Board meeting fees, (iii) committee fees (including committee retainers, meeting fees and chair fees), (iv) equity compensation, and (v) leadership fees (i.e., lead director and non-executive chairman). The peer group data was collected primarily from proxy filings reflecting the most recently disclosed compensation as of the time Meridian compiled the data in 2017.

Meridian reviewed with the Compensation Committee its analysis of the above referenced elements of compensation in comparison to the 25th percentile, the 50th percentile and 75th percentile target opportunity of the peer group.  The Compensation Committee used this peer group data to obtain a general understanding of current compensation practices consistent with our Amended Compensation Policy, to ensure that it was acting in an informed and responsible manner and to make sure our non-executive director compensation program is competitive.  The Compensation Committee did not seek to set any elements of compensation at a specific percentile of the relevant peer group but, it did want to understand and be cognizant of the divergence of any of the compensation elements from the 25th percentile, 50th percentile and 75th percentile. The Compensation Committee and Board determined that the compensation packages proposed for non-executive directors in the Company’s Amended Compensation Policy was consistent with the compensation paid to non-executive directors by the Company’s peer group presented by Meridian. The Amended Compensation Policy, including the terms of non-executive director compensation, was presented to and approved by the Company’s shareholders at the Company’s special meeting held on July 31, 2017.

The following table sets forth information with respect to compensation for the non-employee directors listed during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Richard Harris(1)	102,000	60,000	-	162,000
Donald A. Burns(2)	38,904	-	-	38,904
Alan Howe(3)	71,096	60,000	-	131,096
Tal Yaron-Eldar(4)	70,000	60,000	-	130,000
Izhak Gross(5)	106,429	111,800	-	218,229
Dr. Yuen Wah Sing(6)	50,000	60,000	-	110,000
__________________

(1)
Mr. Harris served on the Audit Committee and Compensation Committee for all of fiscal year 2017. Additionally, Mr. Harris earned $32,000 serving on Special Committees during 2017. Mr. Harris had 8,108 unvested stock awards at December 31, 2017.

(2)
Mr. Burns served as Chairman of the Board from January 1, 2013 until his resignation from the Board on May 22, 2017. As Chairman, Mr. Burns received $38,904 for his partial year of service during the year ended December 31, 2017.  Mr. Burns had no outstanding stock awards or options awards at December 31, 2017.

(3)
Mr. Howe was appointed to the Board of Directors on April 19, 2017, and served on the Audit and Nominating and Governance Committees.  Mr. Howe also earned $22,000 during 2017 for his service on Special Committees. Mr. Howe had 8,108 unvested stock awards at December 31, 2017.

(4)	Ms. Yaron-Eldar served on the Audit Committee and Compensation Committee for all of fiscal year 2017. Ms. Yaron-Eldar had 8,108 unvested stock awards at December 31, 2017.

(5)
Mr. Gross was appointed to the Board of Directors on August 9, 2016 to fill a vacancy caused by a Board member’s retirement. He served on the Audit Committee and Compensation Committee from the date of his appointment until the appointment of Mr. Howe in April 2017. He thereafter served on the Nominations and Corporate Governance Committee and the Compensation Committee. Upon the resignation of Mr. Burns, Mr. Gross was appointed chairman of the Board and he served as the Chairman for the remainder of 2017.  Additionally, Mr. Gross earned $25,333 during 2017 for his service on Special Committees.  Mr. Gross had 15,108 stock awards unvested at December 31, 2017.

(6)	Dr. Sing had had 8,108 unvested stock awards at December 31, 2017.

During fiscal year 2017, the Company’s non-employee directors received the following compensation:

•
A fixed annual payment of $50,000 (to be paid quarterly) for service as a member of the Board, and $100,000 for the Chairman of the Board, plus, if applicable, a fixed annual payment of $10,000 (to be paid quarterly) for service as a member of each committee of the Board on which the director serves (the standing committees of our Board are the Audit Committee, Compensation Committee, and the Nomination and Governance Committee).  Additionally, Board members received $10,000 for service on a “Special Committee” plus $1,000 per meeting for each meeting in excess of three meetings.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 12, 2018, the number of our ordinary shares, which constitute our only voting securities, beneficially owned by (i) all shareholders known to us to own more than five percent of our outstanding ordinary shares, (ii) each of our directors, (iii) each of our named executive officers, and (iv) by all of our current executive officers and directors as a group as of March 12, 2018.  The data presented is based on information provided to us by the holders or disclosed in public filings with the SEC.  The percentage of outstanding ordinary shares is based on 16,189,794 ordinary shares outstanding plus, with respect to each director and executive officer with options or restricted share awards which are currently exercisable (in the case of options) or which may be acquired by such director or executive officer within 60 days of March 12, 2018.

Except where otherwise indicated, and except pursuant to community property laws, we believe, based on information furnished by such owners, that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.  The shareholders listed below do not have any different voting rights from any of our other shareholders.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number(1)	Percent
Adams Street Partners, LLC (2) One North Wacker Drive, Suite 2200 Chicago, IL 60606	1,976,861	12.21%
B. Riley FBR, Inc. (3) 11100 Santa Monica Boulevard, Suite 800 Los Angeles, CA 90025	1,249,600	7.72%
Renaissance Technologies LLC (4) 800 Third Avenue New York, NY 10022	1,048,000	6.47%
The Goldman Sachs Group, Inc. (5)	840,329	5.20%
Don Carlos Bell III (6)	-	-
Izhak Gross	2,333	*
Richard Harris	13,046	*
Alan Howe	-	-
Dr. Yuen Wah Sing (7)	293,684	1.80%
Gerald Vento (former executive officer) (8)	217,167	1.34%
Tal Yaron-Eldar	17,000	*
Thomas Fuller (9)	-	-
Jose Gordo (former executive officer) (10)	301,844	1.85%
Dvir Salomon (11)	83,334	*
Kristen Beischel (12)	-	-

Directors and current executive officers as a group (9 persons) (13)	409,397	2.51%
__________________

*	Represents less than 1% of the outstanding ordinary shares.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to ordinary shares. Unless otherwise indicated below, to our knowledge, all persons included in this table have sole voting and investment power with respect to their ordinary shares, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of ordinary shares deemed outstanding includes shares issuable upon settlement of restricted ordinary shares held by the respective person or group that will vest within 60 days of November 30, 2017 and pursuant to ordinary share options held by the respective person or group that are currently exercisable or may be exercised within 60 days of the date hereof, which we refer to as presently exercisable ordinary share options.

(2)	Information based on the Schedule 13G Amendment filed with the SEC on February 13, 2017 by Adams Street Partners, LLC.

(3)	Information based on the Schedule 13G filed with the SEC on January 3, 2018 by B. Riley FBR, Inc.

(4)
Information based on the Schedule 13G/A filed with the SEC on February 14, 2018 by Renaissance Technologies LLC (“RTC”) and Renaissance Technologies Holdings Corporation (“RTHC”).  RTC and RTHC have sole voting power over 782,038 shares, sole dispositive power over 917,200 shares, and shared voting and dispositive power over 131,000 shares.

(5)
Information based on the Schedule 13G filed with the SEC on January 26, 2018 by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, each of whom report shared voting and shared dispositive power over all shares reported on the Schedule 13G.

(6)	Mr. Bell was appointed President and Chief Executive Officer on March 9, 2017 and was elected to the Board by the shareholders on April 19, 2017. He currently owns no shares.

(7)	Includes 100,000 shares subject to currently exercisable options with an exercise price of $19.23 per share.

(8)	Mr. Vento served as President and Chief Executive Officer through the 2016 fiscal year and until March 9, 2017. He resigned from the Board on June 17, 2017 and is no longer with the Company.

(9)	Mr. Fuller was appointed Executive Vice President and Chief Financial Officer effective May 11, 2017. He currently owns no shares.

(10)
Mr. Gordo served as Chief Financial Officer through the 2016 fiscal year and until May 11, 2017.  Mr. Gordo is no longer with the Company. Reported beneficial ownership includes 166,436 shares subject to currently exercisable options with an exercise price of $9.33 per share.

(11)	Mr. Salomon was appointed Executive Vice President and Chief Technology Officer effective May 8, 2017. He currently owns 83,334 shares.

(12)	Ms. Beischel was appointed Executive Vice President and Chief Marketing Officer effective May 8, 2017. She currently owns no shares.

(13)	Includes 100,000 shares subject to currently exercisable options.

We refer you to Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" above for information with respect to our equity compensation plans, which information is incorporated by reference herein.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In our fiscal year ended December 31, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. The Merger Agreement with B.Riley predated B.Riley’s acquisition of our ordinary shares.

Approval of Related Party Transactions under Israeli Law

Under the Companies Law, an engagement by the Company with an officer who is not a director, controlling shareholder or the chief executive officer regarding his or her service and terms of employment, including an undertaking to indemnify, exculpate or insure such officer, must be approved by the Compensation Committee and the Board, provided that the compensation is approved in accordance with the Company’s compensation policy adopted under the Companies Law. If the engagement is not in accordance with the Company’s compensation policy, approval of the engagement by the general meeting of the shareholders, requires one of the following: (i) the majority of shareholder votes counted at the general meeting including the majority of all of the votes of those shareholders who are not controlling shareholders and do not have a Personal Interest in the approval of the compensation policy, who participate at the meeting (excluding abstentions) or (ii) the total number of votes against the proposal among the shareholders mentioned in paragraph (i) does not exceed 2% of the voting rights in the Company (a “Special Majority”). In special cases, the Compensation Committee and the Board may decide to adopt the terms of such an engagement despite the objection of the shareholders, so long as such decision is based on detailed reasons and after discussing again such engagement and reexamining it in light of the shareholder objection.

An engagement with the chief executive officer of the Company regarding his or her service and terms of employment must be approved by our Compensation Committee, our Board of Directors, and by a Special Majority. In special cases, the compensation of the chief executive officer may be approved without shareholder approval if the candidate for chief executive officer is independent and the Compensation Committee determines, on the basis of detailed reasons, that convening a shareholder meeting to approve the engagement will frustrate the engagement, but only if the engagement complies with the compensation policy adopted under the Companies Law. The renewal or extension of the engagement with a company’s chief executive officer need not be approved by the shareholders of the Company if the terms and conditions of such renewal or extension are no more beneficial than the previous engagement or there is no substantial difference in the terms and conditions under the circumstances, and the terms and conditions of such renewal or extension are in accordance with the Company’s compensation policy.

For all other transactions between an officer and the Company (or Company transactions in which the officer has a Personal Interest), the Companies Law requires Audit Committee approval followed by board of director approval if the transaction is deemed to be extraordinary, and only board of director approval if the transaction is not deemed to be extraordinary. Under the Companies Law, an “extraordinary transaction” is a transaction:

●          other than in the ordinary course of business;
●          that is not on market terms; or
●          that is likely to have a material impact on a company’s profitability, assets or liabilities.

A “Personal Interest” is defined under the Companies Law as the personal interest of a person in an action or in a transaction of the Company, including the personal interest of such person’s relative or the interest of any other corporate body in which the person or such person’s relative is a director or general manager, a 5% shareholder or holds 5% or more of the voting rights, or has the right to appoint at least one director or the general manager, but excluding a personal interest stemming solely from the fact of holding shares in the Company. A personal interest also includes (1) a personal interest of a person who votes according to a proxy of another person, including in the event that the other person has no personal interest, and (2) a personal interest of a person who gave a proxy to another person to vote on his or her behalf regardless of whether the discretion of how to vote lies with the person voting or not.

Under the Companies Law, an engagement by the Company with a director regarding the terms of service as a director and other positions of employment (if employed) requires the approval of the Compensation Committee, the Board of Directors and a regular majority of the shareholders, provided that such terms of employment are in accordance with the Company’s compensation policy. Such an engagement that is not in accordance with the Company’s compensation policy may be obtained in special cases but only if approved by a Special Majority. The engagement with a company’s directors need not be approved by the shareholders of the Company with respect to the period from the commencement of the engagement until the next shareholder meeting convened by the Company, if the terms and conditions of such engagement were approved by the Compensation Committee and the Board of Directors of the Company, the terms and conditions of such engagement are in accordance with the Company’s compensation policy approved in accordance with the Companies Law, and if the terms and conditions of such engagement are no more beneficial than the terms and conditions of the person previously serving in such role or there is no substantial difference in the terms and conditions of the previous engagement versus the new one under the circumstances, including the scope of engagement.

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

Director Independence

The Board makes an annual determination of independence as to each board member under the current standards for “independence” established by Nasdaq and the SEC. The Board determined that all of its directors, except Mr. Bell, are independent under these standards.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional services provided by BDO, the Company’s current independent registered public accountant, for the audit of the Company’s consolidated financial statements for fiscal years 2017 and 2016, and fees billed for audit-related and other services (in thousands):

	Year Ended December 31,
	2017	2016

Audit fees (1)	$1,038	$844
Audit-related fees (2)	26	215
Tax fees (3)	147	196
Total fees	$1,211	$1,255

(1)
Represents aggregate fees for professional services provided in connection with the audits of our annual consolidated financial statements and effectiveness of internal control over financial reporting as promulgated by Section 404 of the Sarbanes-Oxley Act, reviews of our quarterly financial statements and audit services provided in connection with the filings of Form 8-K, and other statutory or regulatory filings.

(2)	Represents fees for professional services provided by BDO in connection with diligence work performed on behalf of the Company.
(3)	Represents aggregate fees for professional services provided in connection with tax compliance, tax planning and tax advice.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee is responsible for the oversight of our independent registered public accountants’ work. The Audit Committee’s policy is to preapprove all audit and non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Additional services may be pre-approved by the Audit Committee on an individual basis. The Audit Committee has delegated pre-approval authority to its chairman when necessary due to timing considerations. Any services approved by the chairman must be reported to the full Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval policies and the fees for the services performed to date. Our Audit Committee pre-approved all audit and non-audit services provided by our independent accountants during 2016 and 2017 and the fees paid for such services.

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

10.1*
2003 Amended Master Stock Option Plan, filed with the SEC on January 19, 2011 as Exhibit 99.1 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.2*
Amended and Restated Appendix to Stock Option Plan – U.S.A. Employees, filed with the SEC on January 19, 2011 as Exhibit 99.2 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.3*
Amended and Restated Appendix to Stock Option Plan – Non-U.S. and Non-Israeli Employees and Consultants, filed with the SEC on January 19, 2011 as Exhibit 99.3 to the Company’s registration statement on Form S-8 (File Number 333-171771) and incorporated herein by reference.

10.4*
Form of indemnification and release undertaking between the Company and its officers and directors, filed with the SEC on November 18, 2010 as Appendix B to proxy statement submitted on Form 6-K and incorporated herein by reference.

10.5*
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Yoseph Dauber, filed with the SEC on March 15, 2012 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.6*
Restricted Share Grant Letter Agreement, dated April 28, 2011, with Tal Yaron-Eldar, filed with the SEC on March 15, 2012 as Exhibit 10.12 to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

10.7*
Executive Employment Agreement, effective January 1, 2013, by and between MagicJack VocalTec Ltd and Gerald Vento, filed with the SEC on April 8, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.8*	Form of Restricted Stock Agreement, filed with the SEC on April 8, 2013 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.9*
Consulting Agreement, dated May 11, 2013, by and between magicJack VocalTec Ltd. and Peter J. Russo, filed with the SEC on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.10*
Executive Employment Agreement, dated May 8, 2013 by and between magicJack VocalTec Ltd. and Jose Gordo, filed with the SEC on May 13, 2013 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.11*	Form of Stock Option Agreement, filed with the SEC on May 13, 2013 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.12*	magicJack VocalTec Ltd. Compensation Policy, filed with the SEC on June 3, 2013 as Appendix B to the Company’s proxy statement and incorporated herein by reference.
10.13*	magicJack VocalTec Ltd. 2013 Stock Incentive Plan, filed with the SEC on June 3, 2013 as Appendix C to the Company’s proxy statement and incorporated herein by reference.
10.14*	magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan, filed with the SEC on June 3, 2013 as Appendix D to the Company’s proxy statement and incorporated herein by reference.
10.15*
Amendment to magicJack VocalTec Ltd. 2013 Stock incentive Plan, filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.16*
Amendment to magicJack VocalTec Ltd. 2013 Israeli Stock incentive Plan, filed with the SEC on March 21, 2014 on the Company’s Definitive Additional Materials on Schedule 14A and incorporated herein by reference.

10.17*
Executive Employment Agreement, dated December 13, 2013, by and between magicJack VocalTec Ltd. and Timothy R. McDonald, filed with the SEC on December 17, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.18*
Amendment to Executive Employment Agreement, dated as of July 15, 2015, by and between the Company and Gerald T. Vento, filed with the SEC on August 10, 2015 as Exhibit 10.1 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.19*
Separation Agreement, dated as of June 5, 2015, by and between the Company and Timothy McDonald, filed with the SEC on August 10, 2015 as Exhibit 10.2 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.20*
Consulting Agreement, dated as of June 6, 2015, by and between the Company and Timothy McDonald, filed with the SEC on August 10, 2015 as Exhibit 10.3 to the Company's Annual Report on Form 10-K and incorporated herein by reference.

10.21*
Executive Employment Agreement, dated as of December 1, 2015, between the Company and Jose Gordo, filed with the SEC on December 7, 2015 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.22*
Executive Employment Agreement, dated as of December 1, 2015, between the Company and Keith Reed, filed with the SEC on December 7, 2015 as Exhibit 10.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

10.23*
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Todd A. Correll, filed with the SEC on May 12, 2016 as Exhibit 10.22 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A and incorporated herein by reference.

10.24*
Executive Employment Agreement, dated as of March 17, 2016, between magicJack Business Subsidiary, Inc., a subsidiary of the Company, the Company (as guarantor of the obligations and agreements of magicJack Business Subsidiary, Inc.) and Thomas J. Tharrington, filed with the SEC on May 12, 2016 as Exhibit 10.23 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A and incorporated herein by reference.

10.25*
Second Amendment to Executive Employment Agreement, effective as of December 31, 2016, by and between magicJack VocalTec Ltd. and Gerald Vento (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017, Commission File No. 000-27648).

10.26
Settlement Agreement, dated January 31, 2017, entered into between the Company, David L. Kanen and Kanen Wealth Management LLC, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2017, Commission File No. 000-27648).

10.27*
Employment Agreement, dated May 8, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017, Commission File No. 000-27648).**

10.28*
Stock Option Agreement, dated May 8, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2017, Commission File No. 000-27648).

10.29*
Restricted Stock Agreement, dated May 8, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2017, Commission File No. 000-27648).

10.30*
Employment Agreement, dated May 8, 2017, between the Company and Thomas Fuller (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 000-27648).**

10.31*
Stock Option Agreement, dated May 8, 2017, between the Company and Thomas Fuller (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 000-27648).

10.32*
Restricted Stock Agreement, dated May 8, 2017, between the Company and Thomas Fuller (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 000-27648).

10.33*
Amendments to Independent Contractor and Stock Option Agreements and Releases of Claims, dated June 17, 2017, between the Company and Gerald Vento (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017, Commission File No. 000-27648).

10.34*
Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2017, Commission File No. 000-27648).

10.35*
Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2017, Commission File No. 000-27648).

10.36
Agreement and Plan of Merger, dated as of November 9, 2017, by and among magicJack VocalTec Ltd., B. Riley Financial, Inc. and B. R. Acquisition Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 9, 2017, Commission File No. 000-27648). [2]

10.37*
Amendment to Executive Employment Agreement, dated November 9, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017, Commission File No. 000-27648).

10.38*
Amendment to Executive Employment Agreement, dated November 9, 2017, between the Company and Thomas E.D. Fuller (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2017, Commission File No. 000-27648).

10.39*
Amendment to magicJack VocalTec Ltd. 2013 Stock Incentive Plan Restricted Stock Agreement, dated November 9, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2017, Commission File No. 000-27648).

10.40*
Amendment to magicJack VocalTec Ltd. 2013 Stock Incentive Plan Restricted Stock Agreement, dated November 9, 2017, between the Company and Thomas E.D. Fuller (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 16, 2017, Commission File No. 000-27648).

10.41*
Equity Rights Contingent Cancellation Agreement, dated November 9, 2017, between the Company and Don Carlos Bell, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 16, 2017, Commission File No. 000-27648).

10.42*
Amended and Restated Employment Agreement, dated June 23, 2017, by and between YMax Communications Corp and Dvir Salomon (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018, Commission File No. 000-27648).

10.43*
Amendment to Amended and Restated Employment Agreement, dated August 16, 2017, by and between YMax Communications Corp and Dvir Salomon (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 14, 2018, Commission File No. 000-27648).

10.44*
Executive Employment Agreement, dated May 8, 2017, by and between the Company and Kristin Beischel  (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 14, 2018, Commission File No. 000-27648).

10.45*	Restricted Stock Agreement, dated May 8, 2017, between the Company and Kristin Beischel
10.46*	Stock Option Agreement, dated May 8, 2017, between the Company and Kristin Beischel
10.47*	Amendment to Option Agreement, dated July 27, 2017, between the Company and Kristin Beischel
10.48*
Amendment to Executive Employment Agreement, dated August 16, 2017, by and between magicJack VocalTec Ltd. and Kristin Beischel (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 14, 2018, Commission File No. 000-27648).

10.49*
Amendment to Executive Employment Agreement, dated November 9, 2017, by and between magicJack VocalTec Ltd. and Kristin Beischel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 14, 2018, Commission File No. 000-27648).

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

[2] –
The exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits and schedules.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICJACK VOCALTEC LTD. (Registrant) By: /s/ Don C. Bell III —————————————— Don C. Bell III President and Chief Executive Officer Date: March 16, 2018	/s/ Thomas Fuller —————————————— Thomas Fuller Executive Vice President and Chief Financial Officer Date: March 16, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don C. Bell III —————————————— Don C. Bell III	President & Chief Executive Officer and Director (principal executive officer)	March 16, 2018

/s/ Thomas Fuller —————————————— Thomas Fuller	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2018

/s/ Izhak Gross —————————————— Izhak Gross	Director, Chairman of the Board	March 16, 2018

/s/ Yuen Wah Sing —————————————— Dr. Yuen Wah Sing	Director	March 16, 2018

/s/ Tal Yaron-Eldar —————————————— Tal Yaron-Eldar	Director	March 16, 2018
/s/ Richard Harris —————————————— Richard Harris	Director	March 16, 2018
/s/ Alan B. Howe —————————————— Alan B. Howe	Director	March 16, 2018

EXHIBIT INDEX

Exhibit Number	Description

10.45*	Restricted Stock Agreement, dated May 8, 2017, between the Company and Kristin Beischel
10.46*	Stock Option Agreement, dated May 8, 2017, between the Company and Kristin Beischel
10.47*	Amendment to Option Agreement, dated July 27, 2017, between the Company and Kristin Beischel
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP.
31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

* Denotes management contract or compensatory plan or arrangement.