Form 10-Q
period 2018-03-31
MAGICJACK VOCALTEC LTD
filed 2018-05-10
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐          No ☒

There were 16,205,426 ordinary shares with no par value outstanding at April 30, 2018.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,850	$52,638
Investments, at fair value	369	369
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $213 and $234, respectively	2,037	2,428
Inventories	1,700	1,880
Deferred costs	-	1,936
Contract costs, current portion	258	-
Prepaid income taxes	1,328	2,016
Deposits and other current assets	1,840	1,874
Total current assets	61,382	63,141

Property and equipment, net	2,521	2,772
Intangible assets, net	9,371	10,190
Goodwill	32,304	32,304
Deferred tax assets	31,496	31,726
Contract costs, net of current portion	523	-
Deposits and other non-current assets	825	909
Total assets	$138,422	$141,042
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$1,426	$3,199
Accrued expenses and other current liabilities	4,722	6,454
Deferred revenue, current portion	-	42,243
Contract liabilities, current portion	39,957	-
Total current liabilities	46,105	51,896

Deferred revenue, net of current portion	-	38,797
Contract liabilities, net of current portion	37,915	-
Other non-current liabilities	14,164	13,787
Total liabilities	98,184	104,480

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,072
shares issued at March 31, 2018 and December 31, 2017	112,038	112,038
Additional paid-in capital	14,672	13,848
Treasury stock (8,866 and 8,882 shares at March 31, 2018
and December 31, 2017, respectively)	(117,930)	(118,146)
Retained earnings	31,458	28,822
Total capital equity	40,238	36,562
Total liabilities and capital equity	$138,422	$141,042

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$20,015	$23,197
Cost of revenues	7,163	9,451
Gross profit	12,852	13,746

Operating expenses:
Marketing	1,192	2,407
General and administrative	7,502	12,825
Impairment of intangible assets and goodwill	131	31,527
Research and development	1,457	1,499
Total operating expenses	10,282	48,258
Operating income (loss)	2,570	(34,512)

Other income (expense):
Interest and dividend income	93	6
Other expense, net	(2)	(17)
Total other income (expense)	91	(11)
Income (loss) before income taxes	2,661	(34,523)
Income tax expense (benefit)	695	(11,355)
Net income (loss)	1,966	(23,168)
Net loss attributable to noncontrolling interest	-	67
Net income (loss) attributable to magicJack
VocalTec Ltd. common shareholders	$1,966	$(23,101)

Income (loss) per share attributable to magicJack
VocalTec Ltd. common shareholders:
Basic	$0.12	$(1.44)
Diluted	$0.12	$(1.44)

Weighted average common shares outstanding:
Basic	16,192	16,034
Diluted	16,211	16,034

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Capital Equity
	Number	Amount		Number	Amount	Retained Earnings
Balance at December 31, 2017,
as previously reported	25,072	$112,038	$13,848	(8,882)	$(118,146)	$28,822	$36,562

Impact of change in accounting
policy*	-	-	-	-	-	670	670
Adjusted balance at January 1, 2018	25,072	$112,038	$13,848	(8,882)	$(118,146)	$29,492	$37,232

Share-based compensation	-	-	1,093	-	-	-	1,093
Issuance of ordinary shares	-	-	(269)	22	269	-	-
Purchase of treasury stock	-	-		(6)	(53)	-	(53)
Net income	-	-	-	-	-	1,966	1,966
Balance at March 31, 2018 (unaudited)	25,072	$112,038	$14,672	(8,866)	$(117,930)	$31,458	$40,238

* The net impact of changes in accounting policy were comprised of (i) $1.300 million cumulative effect of initial application of Topic 606, “Revenue from Contracts with Customers,” (ASC 606) to beginning balance of retained earnings, (ii) ($0.407 million) tax impact of initial application of ASC 606, and (iii) ($0.223 million) tax impact of adoption of ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory” (ASU 2016-16).

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,966	$(23,168)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts and billing adjustments	1	54
Share-based compensation	1,093	736
Depreciation and amortization	959	1,525
Impairment of goodwill and intangible assets	131	31,527
Increase of uncertain tax positions	112	1,427
Deferred income tax provision	79	(10,911)
Change in operating assets and liabilities
Accounts receivable	390	430
Inventories	180	1,134
Deferred costs/Contract costs	(95)	100
Prepaid income taxes	465	(4,896)
Deposits and other current assets	34	239
Other non-current assets	84	(54)
Accounts payable	(1,779)	(44)
Income taxes payable	-	38
Accrued expenses and other current liabilities	(1,732)	265
Deferred revenue/Contract liabilities	(618)	(2,103)
Other non-current liabilities	9	(110)
Net cash provided by (used in) operating activities	1,279	(3,811)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(225)
Acquisition of intangible assets	-	(48)
Net cash used in investing activities	(14)	(273)

Cash flows from financing activities:
Repurchase of shares to settle withholding liability	(53)	-
Net cash used in financing activities	(53)	-
Net increase (decrease) in cash and cash equivalents	1,212	(4,084)
Cash and cash equivalents, beginning of period	52,638	52,394
Cash and cash equivalents, end of period	$53,850	$48,310

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Three Months Ended March 31,
	2018	2017

Supplemental disclosures:
Income taxes paid	$47	$3,153

See accompanying notes to condensed consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device as well as other telecommunication products and services. The Company is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, micro-processor chip design and development of the magicJack device. In addition to the magicJack device, the Company provides VoIP services and related equipment to small to medium sized businesses, wholesales telephone service to VoIP providers and telecommunication carriers and provides hosted Unified Communication as a Service (“UCaaS”) and related hardware and network equipment primarily to medium-to-large, multi-location enterprise customers.

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

On November 9, 2017, the Company entered into a Merger Agreement with B. Riley Financial, Inc. (“B. Riley”), in which B. Riley has agreed to acquire all of the outstanding shares of the Company for $8.71 per share (“The Transaction”). The purchase price represents a premium of approximately (i) 18.5% over the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 14, 2017, the last completed trading day prior to the date that the Company announced that it had received unsolicited indications of interest and would be considering its strategic alternatives, (ii) 23.6% over the 90-day average closing price of the Company’s ordinary shares for the period ended November 7, 2017, and (iii) 54.2% over the closing price of the Company’s ordinary shares on November 8, 2017, the last completed trading day prior to the Company’s announcement that it entered into the Merger Agreement. The Transaction is subject to various closing conditions, including Company shareholder approval and regulatory approvals.  On March 19, 2018, the shareholders voted to approve the Transaction. Furthermore, the Company has received all required consents and approvals from the state public service commissions and is waiting for approval from the Federal Communications Commission.  The Company expects the Transaction to close in the next three months.

On May 8, 2018, the Company and B. Riley executed an amendment to the Merger Agreement documenting B. Riley’s intent to reorganize the Company’s structure as soon as practicable after the closing date of the Transaction to transfer ownership of YMax Corporation and subsidiaries to a US subsidiary of B. Riley.

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Company’s unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including New Israeli Shekels (“NIS”) and Polish Zlotny (“PLN”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur. Approximately 85% and 86% of the Company’s consolidated revenues in the three months ended March 31, 2018 and 2017, respectively, were from sales to customers located in the United States.

Adoption of ASC 606 “Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) for revenue recognition.  The new standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations.  The Company adopted the requirements of ASC 606 using the modified retrospective transition method under which the standard was applied only to the most current period presented and the cumulative effect of applying the new standard was recognized at the date of initial application as a cumulative adjustment to retained earnings.  The Company applied the guidance to contracts that were not completed at the date of initial application.  Therefore, the comparative information has not been adjusted and continues to be reported under ASC Topic 605. The cumulative effect of initially applying ASC 606 on January 1, 2018 increased retained earnings by approximately $1.3 million, with offsetting adjustments to deferred revenue and deferred costs, not including the tax impact of $0.4 million as an adjustment to the opening balance of equity at January 1, 2018 as follows:

Adjustments for the initial application of ASC 606
Deferred costs/Contract costs	$(1,246)
Deferred revenue/Contract liabilities	2,634
Other	(88)
Total adjustment	$1,300

A summary of the significant changes and quantitative impact of the changes are set out below:

Products and services	Changes to accounting policies
magicJack device revenue
Under ASC 605, the device and initial access right were accounted for as a combined unit of accounting and recognized ratably over the service term. Under ASC 606, the transaction price for magicJack device sales is now allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized when control transfers to the customer, and service revenue is recognized ratably over the service term.

Direct sales of devices include shipping charges and a 30-day free trial, during which customers can return the device and cancel the service, before payment. Prior to 2018, the Company did not recognize revenue until the 30-day trial period had expired and a customer’s credit card had been charged, at which point revenues for hardware, service and shipping were recognized ratably over the remaining service term. As of January 1, 2018, the Company no longer delays revenue recognition for devices sold with a right of return and instead estimates the returns as part of the transaction price using a six month rolling average of historical returns.  Revenues for hardware and shipping are recognized at the time of delivery and revenues for service are recognized ratably over the service term.

For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Prior to 2018, the Company deferred revenue recognition on retail sales for the delay period, after which revenue for both hardware and service were recognized ratably over the remaining initial access right period.  As of January 1, 2018, the Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining initial access right period.

magicJack device cost
Prior to 2018, direct costs of producing magicJack devices were deferred on shipment and charged to cost of sales ratably over the initial access right period. As of January 1, 2018, direct costs of producing magicJack devices are charged to cost of sales when control transfers, consistent with the hardware revenue recognition.

Access right renewal costs
Prior to 2018, sales commissions associated with our multi-year service renewal plans were expensed as incurred at the time of sale.  Under ASC 606, these are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales over the respective periods of expected benefit. The Company utilizes the practical expedient permitting expensing of these costs when the expected amortization period is one year or less.

UCaaS costs
Under ASC 606, certain incentive commissions to partners are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales ratably over the contract term.

Refer to Note 2, “Summary of Accounting Policies”, Note 7, “Deferred Costs/Contract Costs and Deferred Revenue/Contract Liabilities” and Note 11, “Revenue” for further details.

Adoption of ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory”

On January 1, 2018, the Company adopted ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory” (“ASU 2016-16”) which requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.   The ASU was applied retrospectively as an adjustment to retained earnings, for a decrease of approximately $0.2 million, with an offsetting adjustment to prepaid taxes.

Segments

In the three months ended March 31, 2017, the Company reported results of its operations in three separate reportable segments – “Core Consumer”, “Enterprise” and “SMB”.  During the first quarter of 2017, management restructured the Company to absorb within the Core Consumer segment, all of operations and functions of the SMB Segment which was based on the activities of magicJack SMB, Inc. (“SMB”).  Accordingly, this segment does not show activity for periods after March 31, 2017.

The majority of the Company’s Core Consumer segment revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $15.5 million and $18.1 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s Core Consumer segment also provides its customers with the ability to make prepaid calls using the magicJack devices and mobile apps by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.0 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s Enterprise segment was launched with the acquisition of North American Telecommunications Corporation d/b/a Broadsmart (“Broadsmart”) on March 16, 2016.  The majority of the Company’s Enterprise segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $2.6 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s SMB segment did not generate significant revenue for the three months ended March 31, 2017.  Refer to Note 16, “Segment Reporting” for further details.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three months ended March 31, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which sold high-technology residential consumer products. On March 31, 2017, this interest was reduced to 36% and on June 30, 2017 the Company sold its remaining interest to the unrelated third party.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the consolidated statement of operations for the year ended December 31, 2017.

The operations of the joint venture for the three months ended March 31, 2017 were not significant to the Company’s financial statements. The Company’s consolidated financial statements for the three months ended March 31, 2017, include an adjustment to income attributable to magicJack VocalTec Ltd. common shareholders of $67 thousand, to recognize the impact of the noncontrolling interest.  The Company has determined that the joint venture does not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it is included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment Reporting,” for further details.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of March 31, 2018 and December 31, 2017, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At March 31, 2018, the Company had cash and cash equivalents totaling $53.9 million, which included (i) $52.9 million in U.S. financial institutions, and (ii) $0.9 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.7 million in one individual financial institution, were fully insured, except for $77 thousand that exceeded insurance limits at March 31, 2018.  The Company had money market accounts with financial institutions with balances totaling approximately $51.2 million at March 31, 2018.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of gross accounts receivable at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, no telecommunications carrier accounted for more than 10% of the segment’s total operating revenues.

For the Core Consumer segment, one U.S. retail customer accounted for approximately 17% of gross accounts receivable at March 31, 2018. One retail customer accounted for approximately 11% of the segment’s gross accounts receivable at December 31, 2017. For the three months ended March 31, 2018 and 2017, no retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, one U.S. retail customer accounted for approximately 31% of gross accounts receivable at March 31, 2018. Two customers accounted for approximately 55% of gross accounts receivable at December 31, 2017.  For the three months ended March 31, 2018 and 2017, one customer accounted for approximately 20% and two customers accounted for approximately 30% of the segment’s total operating revenues, respectively.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $369 thousand at March 31, 2018 and December 31, 2017.

The fair value of time deposits at March 31, 2018 and December 31, 2017 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the three months ended March 31, 2018 and 2017.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry. There was no impairment of receivables for the three months ended March 31, 2018 and 2017.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined using the first-in first-out cost method. Inventory is written off at the point it is determined to be obsolete.

Deferred Costs/Contract Costs

Prior to 2018, deferred costs for the Core Consumer segment primarily consisted of costs of producing magicJack devices which were amortized to cost of sales ratably over the initial access right period. With the adoption of ASC 606 on January 1, 2018, these costs are no longer amortized but are expensed upon sale.

ASC 606 requires that contract costs related to obtaining contracts be expensed over the life of the contract.  A practical expedient is allowed for all contracts with lives that are less than one year.  Upon adoption, as of January 1, 2018, contract costs for the Core Consumer segment consist primarily of sales commissions associated with our multi-year service renewal plans which are amortized to cost of sales over the respective periods of expected benefit.  The Company is using the practical expedient to recognize the cost of sales commissions associated with one year or less service renewal plans immediately.

For the Enterprise segment, deferred costs/contract costs consist of hardware or equipment purchased but not yet delivered and put into service and third party service charges not yet billed to customers.  These costs are recognized in the period they are billed to the customer.  As of January 1, 2018, certain incentive commissions are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales ratably over the contract term.

There were no deferred costs/contract costs for the SMB segment as of March 31, 2017.

Deferred costs/contract costs to be recognized over the next twelve months are classified as current and included in deferred costs/contract costs, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred costs/contract costs, net of current portion.  There was no impairment of contract costs for the three months ended March 31, 2018.

Property, Equipment and Depreciation Expense

Property and equipment are accounted for under ASC 360, “Property, Plant and Equipment” and consist primarily of servers, computer hardware, furniture, and leasehold improvements. Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to fifteen years. Leasehold improvements are depreciated over the shorter of the term of the lease or useful life of the assets. The cost of substantial improvements is capitalized while the cost of maintenance and repairs are charged to operating expenses as incurred.  Refer to Note 4, “Property and Equipment” for further details.

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company’s property or equipment at March 31, 2018.

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

The Company recognized impairment charges of $0.1 million on intangible assets during the three months ended March 31, 2018 on an intangible that the Company has determined will no longer be used in the future. The Company recognized impairment charges of $16.6 million on intangible assets during the three months ended March 31, 2017. Refer to Note 5, “Intangible Assets” for further details.

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

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value. If so, an impairment test must be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.  In the first quarter of  2017, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other” which eliminated step two of the goodwill impairment test.

In 2017, goodwill was allocated between two reporting units, “Core Consumer” and “Enterprise” which were consistent with the reportable segments and evaluated separately. The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full value of its goodwill, during the three months ended March 31, 2017. There was no change in goodwill during the three months ended March 31, 2018.  Refer to Note 6, “Goodwill” and Note 16, “Segment Reporting” for further details.

Deferred Revenues/Contract Liabilities

Deferred revenues/contract liabilities for the Core Consumer segment consist primarily of billings and payments for magicJack devices access rights renewals and prepaid international minutes billed and collected in advance of revenue recognition.  Prior to adoption of ASC 606, the revenue related to the sale of magicJack devices, including a period of service, was recognized as revenue over the period of service.  After the adoption, the revenue from the sale of magicJack devices is allocated between the revenue from the sale of the device and the sale of service included based on stand-alone selling prices.  The revenue allocated to the sale of the device is recognized immediately and the revenue from the sale of the service included with the device is recognized over the period of service.

For the Enterprise segment, deferred revenues/contract liabilities consist of hardware or equipment purchased but not yet delivered. There were no deferred revenues/contract liabilities for the Enterprise segment as of March 31, 2018.  Deferred revenues/contract liabilities for the Enterprise segment were not significant as of March 31, 2017

There were no deferred revenues/contract liabilities for the SMB segment as of March 31, 2017.

Deferred revenues/contract liabilities to be recognized as revenue over the next twelve months are classified as current and included in deferred revenue/contract liabilities, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred revenue/contract liabilities, net of current portion.

Revenues

Revenues consist of revenue from sales of magicJack devices to retailers, wholesalers or directly to customers, access right renewal fees, fees charged for shipping magicJack devices, usage of domestic and international prepaid minutes, access charges to other carriers, recurring sales of the Company’s hosted UCaaS voice services, non-recurring sales of equipment related to its UCaaS services and other miscellaneous charges. The Company typically enters into multi-year agreements, typically with durations of three to five years, to provide the hosted voice and other services. The Company earns revenue from the sale of the hardware and network equipment necessary to operate its UCaaS services directly to its customers. All revenue is recorded net of any taxes collected from customers.  All revenue is from contracts with customers.

Revenue Recognition

Prior to 2018, the Company recognized revenue in accordance with ASC 605, "Revenue Recognition", which provided authoritative guidance on revenue recognition. For arrangements that included more than one product or service (deliverables), the Company applied Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 established criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” for revenue recognition.

Core Consumer Segment

magicJack Devices

Prior to 2018, magicJack devices, which include an initial access right service period, were multiple deliverables per ASC 605-25.  Since the device and initial access right were not previously sold separately, they were accounted for as a combined unit of accounting. Under ASC 605, the device and initial access right were accounted for as a combined unit of accounting and recognized ratably over the service term.

Under ASC 606, the sale of the device and the initial access right service are considered as two distinct performance obligations. The transaction price for magicJack device sales is now allocated between equipment and service based on the relative stand-alone selling prices of separate sales which occur at consistent prices. Revenues allocated to the device are recognized when control transfers to the customer, and service revenue is recognized ratably over the service term.

Direct sales of devices include shipping charges and a 30-day free trial period, during which customers can return the device and cancel the service, before payment. Prior to 2018, the Company did not recognize revenue until the 30-day trial period had expired and a customer’s credit card had been charged, at which point revenues for hardware, service and shipping were recognized ratably over the remaining service term. Under ASC 606, control is considered to transfer to the customer for direct sales when the item has been delivered to the customer. As a result, the Company no longer delays revenue recognition for devices sold with a right of return and instead estimates the returns as part of the return allowance.  Revenues for hardware and shipping are recognized at the time of delivery and revenues for service are recognized ratably over the service term.

For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay for the three months ended March 31, 2018 and 2017 was 30 days. Prior to 2018, the Company deferred revenue recognition on retail sales for the delay period, after which revenue for both hardware and service were recognized ratably over the remaining initial access right period.  As of January 1, 2018, the Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining initial access right period.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company estimates all potential returns of devices using a six month rolling average of historical returns and reviews the actual returns against the allowance on a quarterly basis. For the three months ended March 31, 2018 and 2017, the Company’s estimates of returns and actual returns have not been materially different.

Access Right Renewals and Mobile Apps

Customers may renew access rights for periods ranging from one month to five years.  All payments are due upon purchase of a renewal term and are not considered to include a financing component since the payment terms are primarily not for financing purposes.  Under both ASC 605 and ASC 606, the revenue associated with access right renewals is deferred and recognized ratably as time elapses over the extended access right period purchased. Revenues from the sales of magicApp, magicJack Connect and magicJack Spark mobile app access rights are recognized ratably over the access right period.

Other magicJack-Related Products

The Company offers customers other optional products related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers, and the ability to either change their existing phone numbers or port them to a magicJack device. These revenues are recognized when the performance obligation has been satisfied. In 2017, the Company also offered battery powerbanks for mobile devices for which revenue was recognized when shipped.

Prepaid Minutes and Access and Wholesale Charges

The Company generates revenues from the sales of prepaid international minutes to customers, fees for origination of calls to 800-numbers, and access fees charged to other telecommunication carriers on a per-minute basis for Interexchange Carriers (“IXC”) calls terminated on the Company’s servers. Revenues from access fee charges to other telecommunication carriers are recorded based on rates set forth in the respective state and federal tariffs or negotiated contract rates, less a provision for billing adjustments.  The Company is using the as-invoiced method for access and wholesale fees. Revenues from prepaid minutes and access and wholesale charges are recognized as minutes are used.

Enterprise Segment

UCaaS services and equipment sales related to the Broadsmart subsidiary can be sold separately and used with other products and services.  As such, they qualified as multiple deliverables accounted for as separate units of accounting under ASC 605-25 and qualify as two distinct performance obligations under ASC 606.  The Company recognizes revenues from sales of its hosted services in the period the services are provided over the term of the respective customer agreements. Customers are billed monthly in advance for these recurring services and in arrears for one time service and equipment charges and usage charges.  Revenues from sales of hardware and network equipment are recognized in the period that the equipment is delivered. Revenue from the sale of equipment purchased but not yet delivered is deferred and recognized in the period that the hardware or equipment is delivered and put into service.  Revenues from one time service and usage are recognized in the period incurred.

SMB Segment

SMB provided phone equipment and services that are interdependent and not sold separately. As such they were accounted for as a combined unit of accounting under ASC 605-25.  Some agreements included a refund period or a promotion for free introductory service.  Revenue recognition was deferred for either period, after which the Company recognized the revenue for the combined unit ratably over the remaining service period.  Revenue from this segment was not significant for the three months ended March 31, 2017.  During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. Accordingly, this segment will not show activity for periods after March 31, 2017.

Cost of Revenues

Core Consumer Segment

Cost of revenues for the Core Consumer segment include direct costs of operation of the Company’s servers, which are expensed as incurred. These costs include i) the Company’s internal operating costs, ii) depreciation and amortization expense, iii) access and interconnection charges to terminate domestic and international telephone calls on the public switched telephone network and related taxes, iv) regulatory costs, v) server maintenance, and vi) costs to co-locate the Company’s equipment in other telephone companies’ facilities.

Prior to 2018, direct costs of producing magicJack devices were deferred on shipment and charged to cost of sales ratably over the initial access right period. As of January 1, 2018, direct costs of producing magicJack devices are charged to cost of sales at the time of sale, to match recognition of hardware revenue.

Costs for the Core Consumer segment include sales commissions associated with our multi-year service renewal plans. Prior to 2018, these costs were expensed as incurred.  Under ASC 606, these are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales over the respective periods of expected benefit. The Company utilizes the practical expedient permitting expensing of these costs when the expected amortization period is one year or less.

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.6 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

Enterprise Segment

Cost of revenues related to the Company’s UCaaS services include direct costs of providing the services, which are expensed as incurred. These costs include charges for access to the public switched telephone network, internet service for its customers, maintenance costs for its software, commissions, credit card charges, contract labor for installation and depreciation and amortization. The Company also incurs costs for hardware and equipment sold to customers and third party service costs, which are deferred and recognized in the period they are billed to the customer.  Under ASC 606, certain incentive commissions to partners are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales ratably over the contract term.

SMB Segment

Cost of revenues for the SMB segment included direct costs of providing the services, which were expensed as incurred, and costs for phone equipment, which were recognized ratably over the service period.  Cost of revenues from this segment were not significant for the three months ended March 31, 2017.

Marketing Expenses

Marketing expenses of $1.2 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively, consisted primarily of advertising media buys for television commercials, internet and print advertising, marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred.

A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017

Advertising media buys	$187	$1,255
Marketing personnel related	560	809
Other marketing projects	445	343
Total marketing expenses	$1,192	$2,407

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

Research and development expenses were $1.5 million for the three months ended March 31, 2018 and 2017.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $11 thousand during the three months ended March 31, 2018. The Company increased the valuation allowance by $0.7 million during the three months ended March 31, 2017.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $0.1 million in the three months ended March 31, 2018, due primarily to increases in previously recorded uncertain positions.  The Company revised its liability for uncertain tax positions by an increase of $1.3 million in the three months ended March 31, 2017, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At March 31, 2018, the estimated annual effective income tax rate is expected to approximate 21.4%, excluding discrete tax items, which` includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

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

Recent Accounting Pronouncements

Pronouncements adopted in the current period

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 reduces the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively to all periods presented. There was no impact on the Company’s financial condition, results of operations and cash flows resulting from the adoption of ASU 2016-15.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory”. ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted.  The ASU should be applied retrospectively as an adjustment to retained earnings. The impact of adopting ASU 2016-16 on January 1, 2018 was a decrease to retained earnings of approximately $0.2 million, with offsetting adjustments to prepaid taxes.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”. ASU 2017-09 provides guidance on determining which changes to share-based awards require modification accounting under ASC 718. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  There was no impact on the Company’s financial condition, results of operations and cash flows for the three months ended March 31, 2018 resulting from the adoption of ASU 2017-09.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. ASU 2018-05 provides guidance on certain income tax effects of the Tax Cuts and Jobs Act. The standard is effective immediately.  The Company’s financial condition, results of operations and cash flows was impacted by the new tax rates resulting in lower income tax expense.

Pronouncements to be adopted in future periods

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

NOTE 3 – INVENTORIES

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

	March 31	December 31,
	2018	2017

Raw materials	$717	$746
Finished goods	983	1,134
Total	$1,700	$1,880

The Company did not write off any inventory as obsolete during the three months ended March 31, 2018. The Company wrote-off approximately $401 thousand of obsolete inventory during the three months ended March 31, 2017.  Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were summarized as follows (in thousands):

	Estimated
	Useful Lives	March 31	December 31,
	(in years)	2018	2017

Switches	3 - 15	$6,853	$6,851
Computers	3	2,472	2,457
Furniture	5 - 7	100	100
Leasehold-improvements	*	615	615
Accumulated depreciation		(7,519)	(7,251)
Total		$2,521	$2,772

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense for the three months ended March 31, 2018 and 2017 was $0.3 million. Refer to Note 16, “Segment Reporting” for further details.

NOTE 5 – INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

	Estimated	March 31, 2018				December 31, 2017
	Useful Lives	Gross Carrying	Accumulated		Weighted- Average	Gross Carrying	Accumulated		Weighted- Average
	(in years)	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life

Technology	3 - 17	$2,630	$(2,601)	$29	0.75	$3,110	$(2,973)	$137	5.29
Intellectual property rights	3 - 17	7,333	(5,397)	1,936	4.92	14,162	(11,996)	2,166	4.87
Covenants not-to-compete
and not-to-sue	2 - 5	100	(61)	39	1.17	2,185	(2,137)	48	1.42
Customer relationships	5 - 10	4,400	(539)	3,861	7.96	4,900	(900)	4,000	8.21
Software license	2-10	2,072	(640)	1,432	5.25	2,297	(554)	1,743	1.46
Process know how	5	400	(71)	329	4.75	400	(49)	351	5.00
Intangible assets subject to amortization		$16,935	$(9,309)	$7,626		$27,054	$(18,609)	$8,445

Tradename		$1,700	$-	$1,700	N/A	$1,700	$-	$1,700	N/A
Domain names		45	-	45	N/A	45	-	45	N/A
Intangible assets not subject to amortization		$1,745	$-	$1,745		$1,745	$-	$1,745

Total intangible assets		$18,680	$(9,309)	$9,371		$28,799	$(18,609)	$10,190

Amortization expense for the three months ended March 31, 2018 and 2017 was $0.7 million and $1.2 million, respectively.  Refer to Note 16, “Segment Reporting” for further details.

During the three months ended March 31, 2018, impairment losses of $0.1 million were recognized in Operating Expenses under the Consumer segment in the statement of operations. The impairment was comprised of a software license of $131 thousand (net of accumulated amortization) related to magicJack Connect app, which will no longer be offered.

As part of the Company’s quarterly impairment review for intangible assets with indefinite lives, including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company engaged an independent third party to perform a valuation of the Enterprise segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

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

Based on the carrying value of identified intangible assets recorded at March 31, 2018, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Nine months ending December 31, 2018	$1,566
2019	1,525
2020	1,068
2021	760
2022	695
Thereafter	2,012
$7,626

NOTE 6 – GOODWILL

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2018.

As part of the Company’s quarterly impairment review for intangible assets with indefinite lives, including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company engaged an independent third party to perform a valuation of the Enterprise reporting unit’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows (in thousands):

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

NOTE 7 – DEFERRED COSTS AND REVENUES/CONTRACT COSTS AND LIABILITIES

Deferred costs and revenues/contract costs and liabilities to be recognized over the next twelve months are classified as current and included in the Company’s unaudited condensed consolidated balance sheets. The remaining deferred cost and revenue/contract cost and liability amounts are classified as non-current in the unaudited condensed consolidated balance sheets.

Deferred costs/contract costs were comprised of the following in the periods shown (in thousands):

	Core Consumer			Enterprise			Consolidated
	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total
Balance at December 31, 2017	$-	$1,893	$1,893	$-	$43	$43	$-	$1,936	$1,936
Adoption of ASC 606	647	(1,893)	(1,246)	-	-	-	647	(1,893)	(1,246)
Balance at January 1, 2018, as adjusted	647	-	647	-	43	43	647	43	690
Costs recognized from
previous contracts	(49)	-	(49)	-	(43)	(43)	(49)	(43)	(92)
Additions for contracts
acquired in the period	55	-	55	58	84	142	113	84	197
Costs recognized from
new contracts	(2)	-	(2)	(3)	(9)	(12)	(5)	(9)	(14)
Balance at March 31, 2018	$651	$-	$651	$55	$75	$130	$706	$75	$781
Current	217	-	217	19	22	41	236	22	258
Non-current	434	-	434	36	53	89	470	53	523

Deferred revenues/contract liabilities were related to the Core Consumer segment and were comprised of the following in the periods shown (in thousands):

	magicJack devices direct sales (1)	magicJack devices retail sales (1)	Access right renewals current	Prepaid minutes	Other	Total Current	Access right renewals non-current	Total
Balance at December 31, 2017	$3,056	$2,221	$34,607	$2,254	$105	$42,243	$38,797	$81,040
Adoption of ASC 606	(1,656)	(978)	-	-	-	(2,634)	-	(2,634)
Balance at January 1, 2018, as adjusted	1,400	1,243	34,607	2,254	105	39,609	38,797	78,406
Revenue recognized from
previous contracts	(556)	(476)	(11,864)	(796)	(105)	(13,797)	-	(13,797)
Additions for contracts
acquired in the period	957	864	7,934	835	145	10,735	4,116	14,851
Revenue recognized from
new contracts	(450)	(359)	(494)	(166)	(119)	(1,588)	-	(1,588)
Transfer of current portion	-	-	4,998	-	-	4,998	(4,998)	-
Balance at March 31, 2018	$1,351	$1,272	$35,181	$2,127	$26	$39,957	$37,915	$77,872

(1) Deferred revenues/ contracts liabilities from device sales include only the service portion.

Contract liabilities as of March 31, 2018 were related to the Core Consumer segment and are expected to be recognized as revenue in future years as follows (in thousands):

Recognition Period	Estimated Recognition of Contract Liabilities

Next 12 months	$39,957
13-24 Months	16,460
25-36 Months	11,055
37-48 months	5,544
49-60 Months	2,347
61+ Months	2,509
$77,872

Certain costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.1 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. For the Enterprise segment, such costs were approximately $0.6 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three months ended March 31, 2017.

NOTE 8 – OTHER LIABILITIES

As of March 31, 2018 and December 31, 2017, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $13.4 million and $13.1 million, respectively.

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against the Company and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleged claims against the Company and the current members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with the April 19, 2017 shareholders meeting and the July 31, 2017 shareholders meeting that allegedly misrepresented material facts  concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (the Board members) could entrench themselves on the Board and extract unwarranted compensation from the Company in connection with their attempt to sell the Company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, the Company and all of the individual defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed his opposition to the motion to dismiss on April 2, 2018, and defendants’ reply was filed on April 19, 2018. No decision has yet been reached on the motion.  The Company cannot estimate the likelihood of liability or the amount of potential damages, if any, that could arise from this matter.

On March 8, 2018, Hunter Raines, a purported shareholder of the Company, filed a complaint titled Raines v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80927, in the U.S. District Court for the Southern District of Florida.  It alleged that the definitive proxy statement on Schedule 14A filed by the Company with the SEC on February 8, 2018 relating to the extraordinary general meeting of shareholders to consider and vote upon, inter alia, approval of the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, B. Riley Financial, Inc. and B. R. Acquisition Ltd. (the “Definitive Proxy Statement”) contained materially false and misleading statements in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The complaint named as defendants the Company and the individual members of the Board of Directors.  It also asserted claims against the directors pursuant to Section 20(a) of the Exchange Act on the theory that they were “control persons” of the Company. The complaint, which had been filed as a purported class action on behalf of Company shareholders, sought, among other things, damages and an injunction barring the shareholder vote that was scheduled for March 19, 2018.

On March 9, 2018, two additional similar complaints were filed in the U.S. District Court for the Southern District of Florida.  Plaintiff Melvyn Klein, a purported shareholder of the Company, filed a complaint titled Klein v. magicJack VocalTec, Ltd et al.,  Case 9:18-cv-80307, and plaintiff Morris Akerman, also a purported shareholder of the Company, filed a complaint titled Akerman v. magicJack VocalTec Ltd. et al., Case 9:18-cv-80310.   Both complaints asserted that the Definitive Proxy Statement contained materially false and misleading statements in violation of Section 14(a) of the Exchange Act, both named as defendants the Company and the individual members of the Board of Directors, and both also asserted “control person” claims against the directors pursuant to Section 20(a) of the Exchange Act.    Both purported to assert class action claims, and sought, among other things, damages and an injunction barring the shareholder vote.

On March 13, 2018, the Company issued a supplement to the Definitive Proxy Statement in order to moot plaintiffs’ claims.  The Company denies the allegations in all three cases and denies that there are any material misrepresentations or omissions in the Definitive Proxy Statement.  All three complaints have been dismissed pursuant to stipulations of dismissal filed with the Court.

On March 1, 2018, Flexijet Technologies, Inc. (“Flexijet”) served a complaint for patent infringement against magicJack VocalTec Ltd.  The complaint asserts that certain of the Company’s products infringe United States Patent Nos. 8,296,757; 8,533,352; 8,595,717; 9,043,482; and 9,116,723.  While the Company is continuing to investigate the allegations made in Flexijet’s complaint, it has already identified a number of defences that may defeat Flexijet’s claims.  The Company disputes all of the claims by Flexijet and intends to vigorously defend itself.  The Company’s answer to the complaint is due on May 31, 2018. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

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

The Company is currently under examination for potential state tax liabilities in some states and local jurisdictions.  On June 8, 2017, the Company offered to settle a state examination for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis. The taxing authority subsequently rejected the Company’s offer, and as of March 31, 2018, the Company has not reached agreements with any state or local taxing authorities and any examinations or  administrative actions are in process.

In a letter dated April 23, 2018, the Company received notice that the Internal Revenue Service (the “IRS”) has selected our 2015 United States income tax return for examination.  The Company is in the process of scheduling an initial meeting with the IRS and believes that the positions taken in its 2015 return are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

NOTE 10 – TREASURY STOCK

In March 2018, the Company issued 21,897 of its ordinary shares held as treasury shares with a cost of $270 thousand, or $12.32 per share, to employees as a result of restricted stock vesting. In March 2018, the Company purchased 6,365 of its ordinary shares at $8.40 per share, for an aggregate purchase price of approximately $53 thousand, in settlement of the withholding tax liability on the vesting of the restricted stock. During the three months ended March 31, 2017, the Company did not issue any treasury shares; however, 16,666 shares previously issued out of treasury stock were reclassified as they had been issued as new ordinary shares.

NOTE 11 – REVENUE

The Company’s revenues for the three months ended March 31, 2018, disaggregated by segment and timing of revenue recognition is as follows (in thousands):

		Three Months Ended March 31, 2018
	Trigger for recognition	Core Consumer	Enterprise	Intercompany	Consolidated

Revenues recognized at a point in time
Sale of magicJack devices,
hardware portion	Transfer of control	$711	$-	$-	$711
Shipping and handling	Transfer of control	161	-	-	161
magicJack-related products	Transfer of control	1,096	-	-	1,096
UCaaS equipment	Transfer of control	-	127	-	127
Other	Various	140	-	-	140

Revenues recognized over time
Sale of magicJack devices,
service portion	Service period	1,201	-	-	1,201
Access right renewals	Service period	12,348	-	-	12,348
Prepaid minutes	Usage	958	-	-	958
Access and wholesale charges	Usage	780	-	-	780
UCaaS service	Service period	-	2,433	(13)	2,420
UCaaS usage	Usage	-	73	-	73

		$17,395	$2,633	$(13)	$20,015

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements for the three months ended March 31, 2018:

	As reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Current assets:
Deferred costs, current portion	$-	$1,988	$1,988
Contract costs, current portion	258	(258)	-
Prepaid income taxes	1,328	(77)	1,251
Other current assets	59,796	-	59,796
Total current assets	61,382	1,653	63,035

Deferred tax assets	31,496		31,496
Deferred costs, net of current portion	-	89	89
Contract costs, net of current portion	523	(523)	-
Other non-current assets	45,021	-	45,021
Total assets	$138,422	$1,219	$139,641

LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Deferred revenue, current portion	-	42,216	42,216
Contract liabilities, current portion	39,957	(39,957)	-
Other current liabilities	6,148	-	6,148
Total current liabilities	46,105	2,259	48,364

Deferred revenue, net of current portion	-	37,915	37,915
Contract liabilities, net of current portion	37,915	(37,915)	-
Other non-current liabilities	14,164		14,164
Total liabilities	98,184	2,259	100,443

Capital equity
Retained earnings	31,458	(1,040)	30,418
Other capital equity	8,780	-	8,780
Total capital equity	40,238	(1,040)	39,198
Total liabilities and capital equity	$138,422	$1,219	$139,641

	As reported	Adjustments	Balances without adoption of ASC 606

Net revenues	$20,015	$462	$20,477
Cost of revenues	7,163	125	7,288
Gross profit	12,852	337	13,189

Operating expenses	10,282	-	10,282
Operating income	2,570	337	2,907

Total other income	91	-	91
Income before income taxes	2,661	337	2,998
Income tax expense	695	77	772
Net income	$1,966	$260	$2,226

	As reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$1,966	$260	$2,226
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash adjustments	2,375	-	2,375
Change in operating assets and liabilities
Deferred costs/Contract costs	(95)	(19)	(114)
Prepaid Income taxes	465	77	542
Deferred revenue/Contract liabilities	(618)	(375)	(993)
Other changes	(2,814)	57	(2,757)
Net cash provided by operating activities	1,279	-	1,279
Net cash used in investing activities	(14)	-	(14)
Net cash used in financing activities	(53)	-	(53)
Net increase in cash and cash equivalents	1,212	-	1,212
Cash and cash equivalents, beginning of period	52,638		52,638
Cash and cash equivalents, end of period	$53,850		$53,850

The Company uses the practical expedient that allows them to recognize revenue for access and wholesale charges and certain usage charges billed in arears at the amount to which it has the right to invoice in the future. Therefore, we do not disclose the estimated revenues that were unsatisfied (or partially unsatisfied) at the end of the reporting period. Estimated revenues expected to be recognized in the future for other revenue streams related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period are discussed in Note 7, “Deferred Costs and Revenues/Contract Assets and Liabilities”.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options and restricted stock as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with shareholders. The Company is currently granting share-based awards under the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock and ordinary shares. In April 2014 and July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of March 31, 2018, the aggregate number of shares subject to awards under the 2013 Plans was 5,600,000. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock units for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Ordinary share options	$686	$383
Restricted stock units	407	353
	$1,093	$736

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Cost of revenues	$33	$6
Marketing	80	4
General and administrative	980	736
Research and development	-	(10)
	$1,093	$736

The decrease in share-based compensation is due primarily to the forfeitures related to reduced headcount and awards that were fully expensed in prior periods.

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2017, and three months ended March 31, 2018 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2017	3,488,059	$11.13	3.11	$-
Granted	2,896,304	$9.42
Exercised	(181,666)	$7.15
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	(276,436)	$11.01
December 31, 2017	3,424,647	$9.92	3.77	$1.47
Granted	-	N/A
Exercised	-	N/A
Forfeited	-	N/A
Expired or cancelled	-	N/A
Outstanding at March 31, 2018 (unaudited)	3,424,647	$9.92	3.54	$-
Vested at March 31, 2018 (unaudited)	595,011	$12.00	0.87	$-

(1)	The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the date indicated.

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

Share-based compensation expense recognized for ordinary share options was approximately $0.7 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. No ordinary share options were exercised during the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was approximately $3.9 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.92 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation" (“ASC 718”).  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not grant any ordinary share options during the three months ended March 31, 2018 and 2017.

Restricted Stock

The Company may also award restricted stock to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. During the three months ended March 31, 2018 and 2017, the Company did not grant any restricted stock under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2018:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2017	349,555	$7.65
Granted	-	N/A
Vested	(21,897)	$7.02
Forfeited	-	N/A
Non-vested at March 31, 2018	327,658	$7.24

Share-based compensation expense recognized for restricted stock was approximately $0.4 million for the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was approximately $1.6 million in unrecognized share-based compensation costs related to restricted stock. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.86 years.

NOTE 13 – INCOME TAXES

Total income tax expense (benefit) was $0.7 million and ($11.4) million for the three months ended March 31, 2018 and 2017, respectively. The calculation of the Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net income (loss) before income taxes	$2,661	$(34,523)
Income tax (benefit) expense	695	(11,355)
Effective income tax rate	26.12%	32.89%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is higher than the Company’s U.S. federal income tax rate of 21% as of March 31, 2018.

For the three months ended March 31, 2018, the Company recorded income tax expense of $0.7 million, which is higher than the expected tax expense of $0.6 million, using the statutory rate of 21%, due, in part, to increases in the Company’s uncertain tax positions of $0.1 million. Additionally, the effective tax rate was impacted by the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

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

The following table presents the computation of basic and diluted net (loss) income per common share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$1,966	$(23,101)

Denominator:
Denominator for basic net (loss) income per share -
weighted average common shares outstanding	16,192	16,034
Effect of dilutive optionsand/or restricted stock units
to purchase common shares	-	-
Effect of dilutive optionsand/or restricted stock units
exercised or expired during the period	19	-
Denominator for diluted net income per share -
weighted average common shares outstanding*	16,211	16,034

Net income (loss) per share attributable to common
shareholders
Basic	$0.12	$(1.44)
Diluted	$0.12	$(1.44)

*Anti-dilutive share-based awards not included above	3,752	2,901

NOTE 15 – BROADSMART ACQUISITION

In March 2016, the Company acquired the assets of Broadsmart for approximately

(i)	$38.0 million in cash,

(ii)	233,402 shares of the Company's ordinary shares issued from treasury stock with a fair value of $1.7 million based on closing market price per share as of the date of the acquisition, and

(iii)	additional contingent cash payments of

(a)	up to $0.2 million, if two certain individuals ($0.1 million for each) previously employed by Broadsmart did not accept the Company's employment offer, and

(b)	$2.0 million, if the acquired assets generated 2016 revenues of at least $15.6 million.

At the time of closing, $3.0 million of the cash consideration was paid into escrow to cover indemnification claims by the Company against the sellers. No asset or liability is included in the accompanying unaudited condensed consolidated balance sheets for this item.  The $0.2 million contingent payment discussed in (iii)(a) above was made during the three months ended March 31, 2018.  This payment had not been made as of December 31, 2017 and was included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.  The $2.0 million contingent payment discussed in (iii)(b) above was paid into escrow at the time of closing, but was not earned, as revenues for the year ended December 31, 2016 did not reach the target.  The Company recorded a $2.0 million receivable from earnout escrow in the unaudited condensed consolidated balance sheet as of December 31, 2016 and a $1.7 million consideration adjustment/gain on mark-to-market reducing operating expenses for the year ended December 31, 2016.

During the first quarter ended March 31, 2017, the Company recognized impairment charges of $31.5 million on Broadsmart intangible assets, including goodwill.  The carrying value of the Broadsmart business after the impairment was $18.5 million at March 31, 2017. Refer to Note 5, “Intangible Assets” and Note 6, “Goodwill” for further details.

On June 23, 2017, the founders of Broadsmart left the Company.  On August 4, 2017, the Company reached a mutual agreement with the founders that included release to the Company of $1.0 million of the $3.0 million held in escrow to cover indemnification claims and the $2.0 million earnout amount.  The remaining $2.0 million escrow to cover indemnification claims will remain in escrow until March 2019, pursuant to the provisions of the purchase agreement, to cover potential claims by the Company for telecommunications taxes.  During the year ended December 31, 2017, the Company collected both escrow amounts.  The $1.0 million was recorded as a consideration adjustment/gain on mark-to-market, less amounts due from the founders and the $2.0 million receivable from earnout escrow was removed.

NOTE 16 – SEGMENT REPORTING

Reportable segments are defined under U.S. GAAP as components of an enterprise for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and assess performance.

In the three months ended March 31, 2017, the Company reported the results of its operations in three separate reportable segments – “Core Consumer”, “Enterprise” and “SMB”.  The three months ended March 31, 2017 also included an “Other” segment to capture the Company’s interest in a joint venture that did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a reportable segment.  These segments were organized by the products and services that are sold and the customers that are served. During the first quarter of 2017, management restructured the Company to absorb within the Core Consumer segment, all of operations and functions of the SMB Segment which was based on the activities of magicJack SMB, Inc. (“SMB”).  Accordingly, this segment does not show activity for periods after March 31, 2017.

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

SMB

Through this segment, the Company provided VoIP services to small to medium sized businesses. During the first quarter of 2017, management restructured the Company to absorb all operations and functions of the SMB segment within the Core Consumer segment. The expenses of this restructuring included severance for the majority of the employees in the segment and future rent payments for the Alpharetta, Georgia office.

Other

This segment included the Company’s 60% controlling interest in a joint venture which sold residential consumer products.  On March 31, 2017, this interest was reduced to 36% and on June 30, 2017, the Company sold its remaining interest to an unrelated third party.

Selected information is presented by reportable segment below (in thousands):

	For the Three Months Ended March 31, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$17,395	2,633	(13)	$20,015
Cost of revenues	5,386	1,777	-	7,163
Gross profit (loss)	12,009	856	(13)	12,852

Marketing	814	378	-	1,192
General and administrative	6,715	800	(13)	7,502
Impairment of intangible assets	131	-	-	131
Research and development	1,457	-	-	1,457
Operating expenses	9,117	1,178	(13)	10,282

Operating income (loss)	2,892	(322)	-	2,570

Interest and dividend income	92	1	-	93
Other expenses, net	(2)	-	-	(2)
Income (loss) before income taxes	$2,982	$(321)	$-	$2,661

Other Data:
Depreciation expense	$223	48	-	$271
Amortization expense	$491	197	-	$688

	As of March 31, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	$32,304
Total assets	$124,395	14,687	(660)	$138,422

	For the Three Months Ended March 31, 2017
	Previous Core Consumer	SMB	Restated Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$20,430	116	$20,546	2,683	1	(33)	$23,197
Cost of revenues	7,157	131	7,288	2,144	19	-	9,451
Gross profit (loss)	13,273	(15)	13,258	539	(18)	(33)	13,746

Marketing	1,078	1,089	2,167	229	11	-	2,407
General and administrative	10,308	1,056	11,364	1,357	137	(33)	12,825
Impairment of goodwill and
intangible assets	-	-	-	31,527	-	-	31,527
Research and development	902	596	1,498	1	-	-	1,499
Operating expenses	12,288	2,741	15,029	33,114	148	(33)	48,258

Operating income (loss)	985	(2,756)	(1,771)	(32,575)	(166)	-	(34,512)

Interest and dividend income	6	-	6	-	-	-	6
Other expenses, net	(17)	-	(17)	-	-	-	(17)
Income (loss) before income taxes	$974	$(2,756)	$(1,782)	$(32,575)	$(166)	$-	$(34,523)

Other Data:
Depreciation expense	$264	21	$285	47	2	-	$334
Amortization expense	$343	-	$343	848	-	-	$1,191

			As of December 31, 2017
			Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill			$32,304	-	-	-	$32,304
Total assets			$125,537	15,601	-	(96)	$141,042

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2018 and for the three month period ended March 31, 2018 and 2017, as well as our Annual Report on Form 10-K for the year ended December 31, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device as well as other telecommunication products and services. The Company is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, micro-processor chip design and development of the magicJack device. In addition to residential consumers, the Company provides VoIP services and related equipment to small to medium sized businesses, wholesales telephone service to VoIP providers and telecommunication carriers and provides hosted Unified Communication as a Service (“UCaaS”) and related hardware and network equipment primarily to medium-to-large, multi-location enterprise customers.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements that are included in our Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Management believes, however, that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included.

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

In the three months ended March 31, 2017, the Company reported results of its operations in three separate reportable segments – “Core Consumer”, “Enterprise” and “SMB”.  During the first quarter of 2017, management restructured the Company to absorb within the Core Consumer segment, all of operations and functions of the SMB Segment which was based on the activities of magicJack SMB, Inc. (“SMB”).  Accordingly, this segment does not show activity for periods after March 31, 2017. Refer to Note 16, “Segment Reporting,” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Approximately 85% and 86% of our consolidated revenues in the three months ended March 31, 2018 and 2017, respectively, were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation.

The results for the three months ended March 31, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

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

REVENUE RECOGNITION

Prior to 2018, we recognized revenue in accordance with ASC 605, "Revenue Recognition", which provides authoritative guidance on revenue recognition. For arrangements that included more than one product or service (“deliverables”), we applied Section 25 of ASC 605, “Multiple-Element Arrangements”. ASC 605-25 establishes criteria for separating deliverables into different units of accounting and allocating consideration to those units of accounting.

On January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers,” for revenue recognition.  The new standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations.  We adopted the requirements of ASC 606 using the modified retrospective transition method under which the standard was applied only to the most current period presented and the cumulative effect of applying the new standard was recognized at the date of initial application as a cumulative adjustment to retained earnings.  We applied the guidance to contracts that were not completed at the date of initial application. The cumulative effect of initially applying ASC 606 on January 1, 2018 increased retained earnings by approximately $1.3 million, with offsetting adjustments to deferred revenue and deferred costs, not including the tax impact of $0.4 million as an adjustment to the opening balance of equity at January 1, 2018.  Refer to Note 1, “Description of Business and Basis of Presentation”, Note 2, “Summary of Accounting Policies”, Note 7, “Deferred Costs and Revenues/Contract Costs and Liabiliies” and Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $11 thousand and $0.7 million during the three months ended March 31, 2018, and March 31, 2017, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that are not more likely than not, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $0.1 million during the three months ended March 31, 2018, due primarily to accrued interest on previously booked uncertain tax positions and the revaluation impact of previously recorded Israeli uncertain tax positions.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At March 31, 2018, the estimated annual effective income tax rate is expected to approximate 21.4%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the three months ended March 31, 2018 (in thousands).

	March31,	December 31,
	2018	2017	Change
	(Unaudited)

Cash and cash equivalents	$53,850	$52,638	$1,212
Total deferred costs/contract costs	$781	$1,936	$(1,155)
Accounts payable	$1,426	$3,199	$(1,773)
Accrued expenses and other current liabilities	$4,722	$6,454	$(1,732)
Total deferred revenue/contract liabilities	$77,872	$81,040	$(3,168)

During the three months ended March 31, 2018:

•	cash and cash equivalents increased $1.2 million, primarily reflecting cash generated from ongoing operations. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

•	total deferred costs/contract costs decreased $1.2 million due primarily to the impact of the initial adoption of ASC 606.

•	accounts payable decreased $1.8 million due primarily to timing of payments on trade payables.

•	accrued expenses and other current liabilities decreased $1.7 million due primarily to payment of 2017 bonuses.

•	total deferred revenue decreased $3.2 million due primarily to the impact of the initial adoption of ASC 606.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended March 31,		2018 Compared to
	2018	2017	2017
Revenues
Sale of magicJack devices	$1,912	$2,843	$(931)	(32.7)%
Access right renewals	12,348	13,512	(1,164)	(8.6)
Shipping and handling	161	320	(159)	(49.7)
magicJack-related products	1,096	1,445	(349)	(24.2)
Prepaid minutes	958	1,221	(263)	(21.5)
Access and wholesale charges	780	1,090	(310)	(28.4)
UCaaS	2,620	2,649	(29)	(1.1)
Other	140	117	23	19.7
Total Revenues	20,015	23,197	(3,182)	(13.7)

Cost of Revenues
Cost of devices and related products	1,306	2,541	(1,235)	(48.6)
Shipping and handling	155	461	(306)	(66.4)
Credit card processing fees	443	476	(33)	(6.9)
Network and carrier charges	2,134	2,685	(551)	(20.5)
UCaaS	1,777	2,144	(367)	(17.1)
Other	1,348	1,144	204	17.8
Total Cost of Revenues	7,163	9,451	(2,288)	(24.2)

Gross Profit	12,852	13,746	(894)	(6.5)

Operating expenses:
Marketing	1,192	2,407	(1,215)	(50.5)
General and administrative	7,502	12,825	(5,323)	(41.5)
Impairment of goodwill and intangible assets	131	31,527	(31,396)	(99.6)
Research and development	1,457	1,499	(42)	(2.8)
Total operating expenses	10,282	48,258	(37,976)	(78.7)
Operating income (loss)	2,570	(34,512)	37,082	107.4

Other income (expense):
Interest and dividend income	93	6	87	*
Other income (expense), net	(2)	(17)	15	*
Total other income (expense)	91	(11)	102	*
Income (loss) before income taxes	2,661	(34,523)	37,184	107.7
Income tax expense (benefit)	695	(11,355)	12,050	106.1
Net income (loss)	$1,966	$(23,168)	$25,134	108.5

* - Not meaningful.

Core Consumer Segment

	Three Months Ended March 31,		2018 Compared to
	2018	2017	2017
Revenues	$17,395	$20,546	$(3,151)	(15.3)%
Cost of revenues	5,386	7,288	(1,902)	(26.1)
Gross Profit	12,009	13,258	(1,249)	(9.4)

Operating expenses:
Marketing	814	2,167	(1,353)	(62.4)
General and administrative	6,715	11,364	(4,649)	(40.9)
Impairment of intangible assets	131	-	131	100.0
Research and development	1,457	1,498	(41)	(2.7)
Total operating expenses	9,117	15,029	(5,912)	(39.3)
Operating income (loss)	2,892	(1,771)	4,663	263.3

Enterprise Segment

	Three Months Ended March 31,		2018 Compared to
	2018	2017	2017
Revenues	$2,633	$2,683	$(50)	(1.9)%
Cost of revenues	1,777	2,144	(367)	(17.1)
Gross Profit	856	539	317	58.8

Operating expenses:
Marketing	378	229	149	65.1
General and administrative	800	1,357	(557)	(41.0)
Impairment of goodwill and
intangible assets	-	31,527	(31,527)	(100.0)
Research and development	-	1	(1)	(100.0)
Total operating expenses	1,178	33,114	(31,936)	(96.4)
Operating income (loss)	(322)	(32,575)	32,253	99.0

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Revenues

Total revenues were $20.0 million and $23.2 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $3.2 million, or 13.7%. The decrease in the components of revenues was primarily attributable to the following:

•
$0.9 million decrease in revenues from the sale of magicJack devices primarily reflecting lower sales volume and the adoption of ASC 606.  Refer to Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details;

•	$1.2 million decrease in access right renewal revenues reflecting customer churn;

•	$0.3 million decrease in revenues from magicJack-related products primarily due to lower sales volume;

•	$0.3 million decrease in revenues from prepaid minutes resulting from lower usage levels; and

•	$0.3 million decrease in revenues from access and wholesale charges due to lower network traffic.

For the three months ended March 31, 2018 and 2017, sales of the magicJack devices through retail outlets represented approximately 62% and 43%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 38% and 57%, respectively, of magicJack devices sold. For the three months ended March 31, 2018 and 2017, no retailer accounted for more than 10% of the Company’s total revenue.

Cost of Revenues

Total cost of revenues was $7.2 million and $9.5 million for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of approximately $2.3 million, or 24.2%. This decrease in cost of revenues was primarily attributable to: (i) a $1.2 million decrease in the cost of devices and related products primarily reflecting lower sales volumes (ii) a $0.3 million decrease in shipping and handling costs due to lower direct sales volume and reduction in costs following the outsourcing of the fulfuillment function in the fourth quarter of 2017, (iii) a $0.6 million decrease in network and carrier charges primarily as a result of lower usage, and (iv) a $0.4 million decrease in UCaaS costs primarily attributable to the successful transition of the customer base to the Company’s Core network for customer call termination and lower amortization expense related to impaired assets.

Operating Expenses

Total operating expenses were $10.3 million and $48.3 million for three months ended March 31, 2018 and 2017, respectively, representing a decrease of $38.0 million, or 78.7%. This change in operating expenses is primarily attributable to:

•	a $1.2 million decrease in marketing expense, primarily related to reduced media buys for the Core Consumer segment,

•	a $5.3 million decrease in General and Administrative (“G&A”) expense due to several factors including:

i.
a $4.6 million decrease in costs related to the Core Consumer segment, primarily composed of: a $2.2 million decrease in personnel related expenses primarily reflecting 2017 severance and new executive officer compensation accruals including accruals for anticipated sign-on bonuses, $0.6 million decrease in professional fees related to cost incurred related to shareholder litigation in 2017 not incurred in 2018, $0.4 million decrease in chat services primarily attributable to the restructuring of our customer service function, $0.3 million in legal expense, $0.2 million in rent and facility related costs reflecting cost savings initiatives, approximately $0.4 million related to costs associated with terminated initiatives and $0.4 million asset impairment related to our 2017 exit from our joint venture in the home consumer product market; and

ii.
a $0.6 million decrease in costs related to the Enterprise segment, reflecting approximately $0.4 million in lower compensation costs, including stock-based compensation expense, related to the departure of the Broadsmart founders, and approximately $0.2 million in lower bad debt expense and lower facility related costs.

•
a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment in 2017 compared to a $0.1 million impairment of intangible assets in 2018. Refer to Note 5, “Intangible Assets” and Note 6, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Income Taxes

Total income tax expense (benefit) was $0.7 million and ($11.4) million for the three months ended March 31, 2018 and 2017, respectively. The calculation of our effective income tax rate for the three months ended March 31, 2018 and 2017 was (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Net income (loss) before income taxes	$2,661	$(34,523)
Income tax (benefit) expense	695	(11,355)
Effective income tax rate	26.12%	32.89%

We primarily operate in the U.S. and Israel, and our Israeli operations were subject to a statutory income tax rate of 24% in 2017, which declined to 23% in 2018 that is higher than our U.S. federal income tax rate anticipated to be 21% as of March 31, 2018.

For the three months ended March 31, 2018, we recorded income tax expense of $0.7 million, which is higher than the expected tax expense of $0.6 million, using the statutory income tax rate of 21% due in part, to increases to uncertain tax positions of $0.1 million. The effective tax rate was also impacted by state taxes in the United States and the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2018 estimated annual effective tax rate is expected to approximate 21.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net Income (Loss) Attributable to Common Shareholders

As a result of the foregoing items, net income attributable to common shareholders increased to $2.0 million in the three months ended March 31, 2018, as compared to a net loss of ($23.1) million in the three months ended March 31, 2017. Net income attributable to common shareholders per diluted ordinary share was $0.12 for the three months ended March 31, 2018, as compared to ($1.44) for the three months ended March 31, 2017. The change was primarily due to the impairment of the Enterprise segment intangible assets  and  high operating expenses related to response to activist shareholders, management change and investments made in the SMB segment incurred in 2017.

BUSINESS TRENDS

Though revenues in our Core Consumer segment continued to decline during the three months ended March 31, 2018, we were able to control costs and generate positive operating cash flows and net income.  We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve retention, invest in new product development and innovation, capitalize on our strong retail distribution, and optimize the marketing of our magicJack products.  During the first quarter of 2018, we refocused on our magicJack for Business (“mJB”) product offerings for small businesses, making improvements to our web-site buy-flow and integration with our internal provisioning systems, to enable new small business customers to buy our product directly from our web-site, and have their purchased products and services configured and shipped without the need for any agent contact.  We also continued to improve our mJB mobile app, offering improved HD voice quality and user account management.  We  also continue to focus on customer care and satisfaction, introducing new free feature enhancements based on user feedback, such as functionality to allow our customers to screen out incoming calls from automated dialers (“robo-caller”), and functionality to enable our customers to instantly renew their service plans.  During the quarter our Better Business Bureau rating improved to A+.  We believe that because of our brand awareness, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete for residential and small business customers.  We believe that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile apps, our small business offerings or a combination of  all three.

In our Enterprise segment, during the quarter ended March 31, 2018, we continued efforts to improve the operating results and bolster integration efforts.   We continued to focus on improving customer churn and expanding Broadsmart sales channels and sales for the Enterprise segment. UCaaS business was down approximately 1.1% from the prior year due to the loss of Broadsmart’s second largest customer during the second half of 2017, partially offset by revenues from new customers.  Our ability to limit customer churn and continue to expand our sales channels are critical to the future success of the Enterprise segment.

Across all segments we have continued our work to consolidate operations, control costs and to eliminate redundant functions across our business lines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of March 31, 2018, we had cash and cash equivalents of $53.9 million, investments of $0.4 million and net accounts receivable of $2.0 million. Our accounts payable at March 31, 2018 were $1.4 million.

During the three months ended March 31, 2018, we generated operating cash flows of $1.3 million, as compared to negative operating cash flows of $3.8 million for the three months ended March 31, 2017. The $5.1 million improvement reflects savings in marketing and general and administrative expenses, primarily related to the investments in the SMB and Enterprise segments, and costs associated with executive management turn-over and management’s response to activist shareholder initiatives. Additionally, we made a payment of $3.1 million for estimated income taxes in the first quarter of 2017 and did not have a similar payment during the comparative quarter in 2018.  These cost savings were partially offset by lower sales in the Core Consumer magicJack business during the three months ended March 31, 2018. Net income for the three months ended March 31, 2018 was $2.0 million as compared to a net loss of ($23.2) million for the three months ended March 31, 2017.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2018.  Net cash used by operating activities was $3.8 million for the three months ended March 31, 2017.

During the three months ended March 31, 2018, net cash provided by operating activities was primarily attributable to:

•
$2.0 million of net income, which included $2.4 million in non-cash items, consisting primarily of (i) $1.0 million of depreciation and amortization expense, and (ii) $1.1 million of stock-based compensation expense;  and

•
Changes in operating assets and liabilities of (i) a $1.8 decrease in accounts payable, (ii) a $1.7 million decrease in accrued expenses and other current liabilities, and (iii) a $0.6 million decrease in deferred revenue/contract liabilities.  These items were partially offset by (i) a $0.5 million decrease in prepaid income taxes and (ii) a $0.4 million decrease in accounts receivable.

During the three months ended March 31, 2017, net cash used in operating activities was primarily attributable to:

•
($23.2) million of net loss, which included $24.4 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise reporting unit, (ii) $1.5 million of depreciation and amortization expense, (iii) $0.7 million of stock-based compensation expense, and (iv) a $1.4 million increase in uncertain tax positions, partially offset by a $10.9 million deferred income tax benefit;  and

•
Changes in operating assets and liabilities of (i) a $4.9 million increase in prepaid income taxes, and (ii) a $2.1 million decrease in deferred revenue.  These items were partially offset by (i) a $0.4 million decrease in accounts receivable, and (ii) a $1.1 million decrease in inventory levels.

Cash Flow – Investing Activities

No significant cash was used in or provided by financing activities for the three months ended March 31, 2018. Net cash used in investing activities was $0.3 million for the three months ended March 31, 2017, primarily related to purchases of property and equipment.

Cash Flow –Financing Activities

No significant cash was used in or provided by financing activities for the three months ended March 31, 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds
In March 2018, the Company purchased 6,365 of its ordinary shares at $8.40 per share, for an aggregate purchase price of approximately $53 thousand, in settlement of the withholding tax liability on vesting of restricted stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program (in thousands)
January 1, 2018 - January 31, 2018	0	$-	0	$-
February 1, 2018 - February 28, 2018	0	$-	0	$-
March 1, 2018 - March 31, 2018	6,365	$8.40	0	$-
Total	6,365		0

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 5.          Other Information

Not applicable.

ITEM 6.          Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2013)

10.1	Amendment No. 1 to Agreement and Plan of Merger

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)
Dated: May 10, 2018	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer
Dated: May 10, 2018	By: /s/ Thomas Fuller Thomas Fuller Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Amendment No. 1 to Agreement and Plan of Merger

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.