Form 10-Q
period 2018-06-30
MAGICJACK VOCALTEC LTD
filed 2018-08-06
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐          No ☒

There were 16,205,426 ordinary shares with no par value outstanding at July 31, 2018.

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

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,896	$52,638
Investments, at fair value	369	369
Accounts receivable, net of allowance for doubtful accounts and billing adjustments of $221 and $234, respectively	2,153	2,428
Inventories	1,825	1,880
Deferred costs	-	1,936
Contract costs, current portion	301	-
Prepaid income taxes	844	2,016
Deposits and other current assets	1,753	1,874
Total current assets	66,141	63,141

Property and equipment, net	2,264	2,772
Intangible assets, net	8,820	10,190
Goodwill	32,304	32,304
Deferred tax assets	31,467	31,726
Contract costs, net of current portion	541	-
Deposits and other non-current assets	814	909
Total assets	$142,351	$141,042
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,289	$3,199
Accrued expenses and other current liabilities	5,111	6,454
Deferred revenue, current portion	-	42,243
Contract liabilities, current portion	39,129	-
Total current liabilities	46,529	51,896

Deferred revenue, net of current portion	-	38,797
Contract liabilities, net of current portion	36,602	-
Other non-current liabilities	13,994	13,787
Total liabilities	97,125	104,480

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized; 25,072 shares issued at June 30, 2018 and December 31, 2017	112,038	112,038
Additional paid-in capital	15,564	13,848
Treasury stock (8,866 and 8,882 shares at June 30, 2018 and December 31, 2017, respectively)	(117,930)	(118,146)
Retained earnings	35,554	28,822
Total capital equity	45,226	36,562
Total liabilities and capital equity	$142,351	$141,042

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net revenues	$20,022	$22,381	$40,037	$45,578
Cost of revenues	7,100	8,166	14,263	17,617
Gross profit	12,922	14,215	25,774	27,961

Operating expenses:
Marketing	893	2,120	2,085	4,527
General and administrative	5,799	9,544	13,301	22,369
Impairment of intangible assets and goodwill	-	-	131	31,527
Research and development	1,404	1,462	2,861	2,961
Total operating expenses	8,096	13,126	18,378	61,384
Operating income (loss)	4,826	1,089	7,396	(33,423)

Other income (expense):
Interest and dividend income	187	17	280	23
Other income (expense), net	5	(13)	3	(30)
Total other income (expense)	192	4	283	(7)
Income (loss) before income taxes	5,018	1,093	7,679	(33,430)
Income tax expense (benefit)	922	2,587	1,617	(8,768)
Net income (loss)	4,096	(1,494)	6,062	(24,662)
Net income (loss) attributable to noncontrolling interest	-	(67)	-	-
Net income (loss) attributable to magicJack VocalTec Ltd. common shareholders	$4,096	$(1,561)	$6,062	$(24,662)

Income (loss) per share attributable to magicJack VocalTec Ltd. common shareholders:
Basic	$0.25	$(0.10)	$0.37	$(1.54)
Diluted	$0.25	$(0.10)	$0.37	$(1.54)

Weighted average common shares outstanding:
Basic	16,205	16,078	16,199	16,056
Diluted	16,205	16,078	16,199	16,056

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount

Balance at December 31, 2017, as previously reported	25,072	$112,038	$13,848	(8,882)	$(118,146)	$28,822	$36,562

Impact of change in accounting policy*	-	-	-	-	-	670	670
Adjusted balance at January 1, 2018	25,072	$112,038	$13,848	(8,882)	$(118,146)	$29,492	$37,232

Share-based compensation	-	-	1,985	-	-	-	1,985
Issuance of ordinary shares	-	-	(269)	22	269	-	-
Purchase of treasury stock	-	-		(6)	(53)	-	(53)
Net income	-	-	-	-	-	6,062	6,062
Balance at June 30, 2018 (unaudited)	25,072	$112,038	$15,564	(8,866)	$(117,930)	$35,554	$45,226

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

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$6,062	$(24,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts and billing adjustments	21	126
Share-based compensation	1,985	1,303
Depreciation and amortization	1,777	2,419
Impairment of goodwill and intangible assets	131	31,527
Loss on sale of assets	-	18
Increase of uncertain tax positions	(56)	1,809
Deferred income tax provision	119	(9,091)
Change in operating assets and liabilities
Accounts receivable	254	943
Inventories	55	1,690
Deferred costs/Contract costs	(156)	318
Prepaid income taxes	949	(2,846)
Deposits and other current assets	121	(2,415)
Other non-current assets	95	322
Accounts payable	(910)	(707)
Income taxes payable	-	38
Accrued expenses and other current liabilities	(1,343)	2,123
Deferred revenue/Contract liabilities	(2,759)	(6,038)
Other non-current liabilities	(4)	(1,003)
Net cash provided by (used in) operating activities	6,341	(4,126)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(248)
Proceeds from sale of investment in joint venture	-	245
Acquisition of intangible assets	-	(1,089)
Net cash used in investing activities	(30)	(1,092)

Cash flows from financing activities:
Repurchase of shares to settle withholding liability	(53)	(135)
Net cash used in financing activities	(53)	(135)
Net increase (decrease) in cash and cash equivalents	6,258	(5,353)
Cash and cash equivalents, beginning of period	52,638	52,394
Cash and cash equivalents, end of period	$58,896	$47,041

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Six Months Ended June 30,
	2018	2017

Supplemental disclosures:
Income taxes paid	$1,043	$3,293

See accompanying notes to condensed consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device as well as other telecommunication products and services. The Company is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, and development of the magicJack device. The Company also provides VoIP services and related equipment to small to medium sized businesses, wholesales telephone service to VoIP providers and telecommunication carriers and provides hosted Unified Communication as a Service (“UCaaS”) and related hardware and network equipment primarily to medium-to-large, multi-location enterprise customers.

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

On November 9, 2017, the Company entered into a Merger Agreement with B. Riley Financial, Inc. (“B. Riley”), in which B. Riley has agreed to acquire all of the outstanding shares of the Company for $8.71 per share (“The Transaction”). The purchase price represents a premium of approximately (i) 18.5% over the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 14, 2017, the last completed trading day prior to the date that the Company announced that it had received unsolicited indications of interest and would be considering its strategic alternatives, (ii) 23.6% over the 90-day average closing price of the Company’s ordinary shares for the period ended November 7, 2017, and (iii) 54.2% over the closing price of the Company’s ordinary shares on November 8, 2017, the last completed trading day prior to the Company’s announcement that it entered into the Merger Agreement. The Transaction is subject to various closing conditions, including Company shareholder approval and regulatory approvals.  On March 19, 2018, the shareholders voted to approve the Transaction.  Furthermore, the Company has received all required consents and approvals from the state public service commissions and is still waiting for approval from the Federal Communications Commission. The Company will communicate additional updates once closing conditions have been satisfied.

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

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including New Israeli Shekels (“NIS”) and Polish Zlotny (“PLN”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur. Approximately 85% of the Company’s consolidated revenues in the three and six months ended June 30, 2018, were from sales to customers located in the United States. Approximately 86% of the Company’s consolidated revenues in the three and six months ended June 30, 2017, were from sales to customers located in the United States.

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

Adjustments for the initial application of ASC 606
Deferred costs/Contract costs	$(1,246)
Deferred revenue/Contract liabilities	2,634
Other	(88)
Total adjustment	$1,300

A summary of the significant changes are set out below:

Products/ services	Changes to accounting policies
magicJack device revenue
Under ASC 605, the device and initial access right were accounted for as a combined unit of accounting and recognized ratably over the service term. Under ASC 606, the transaction price for magicJack device sales is now allocated between equipment and service based on stand-alone selling prices. Revenues allocated to equipment are recognized upon delivery (when control transfers to the customer), and service revenue is recognized ratably over the service term.

Direct sales include shipping charges and a 30-day free trial, during which customers can return the device and cancel the service, before payment. Prior to 2018, the Company did not recognize revenue until the 30-day trial period had expired and a customer’s credit card had been charged, at which point revenues for hardware, service and shipping were recognized ratably over the remaining service term. As of January 1, 2018, the Company no longer delays revenue recognition for devices sold with a right of return and instead estimates the returns as part of the transaction price using a six month rolling average of historical returns.  Revenues for hardware and shipping are recognized at the time of delivery and revenues for service are recognized ratably over the service term.

For retail sales, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Prior to 2018, the Company deferred revenue recognition on retail sales for the delay period, after which revenue for both hardware and service were recognized ratably over the remaining access right period.  As of January 1, 2018, the Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining access right period.

magicJack device cost
Prior to 2018, direct costs of producing magicJack devices were deferred on shipment and charged to cost of sales ratably over the initial access right period. As of January 1, 2018, direct costs of producing magicJack devices are charged to cost of sales when control transfers, consistent with the hardware revenue recognition.

Access right renewal costs
Prior to 2018, sales commissions associated with our multi-year service renewal plans were expensed as incurred at the time of sale.  Under ASC 606, these are considered incremental costs to obtain a customer contract, which are deferred and amortized to cost of sales over the periods of expected benefit. The Company utilizes the practical expedient permitting expensing of these costs when the expected amortization period is one year or less.

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

The majority of the Company’s Core Consumer segment revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $15.3 million and $17.1 million for the three months ended June 30, 2018 and 2017, respectively, and $30.8 million and $35.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s Core Consumer segment also provides its customers with the ability to make prepaid calls using the magicJack devices and mobile apps by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

The Company’s Enterprise segment was launched with the acquisition of North American Telecommunications Corporation d/b/a Broadsmart (“Broadsmart”) on March 16, 2016.  The majority of the Company’s Enterprise segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $2.8 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $5.4 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

The Company’s SMB segment did not generate significant revenue for the three months ended March 31, 2017.  Refer to Note 16, “Segment Reporting” for further details.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and six months ended June 30, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

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

The operations of the joint venture for the three and six months ended June 30, 2017 were not significant to the Company’s financial statements. The Company’s consolidated financial statements included a loss of $0.1 million for the three months ended June 30, 2017, but did not include any adjustments to income attributable to magicJack VocalTec Ltd. common shareholders for the six months ended June 30, 2017. The Company has determined that the joint venture did not meet either the aggregation criteria to be combined with the existing Core Consumer segment or the quantitative thresholds to be treated as a separate reportable segment. As such, it was included in the “Other” category of the Company’s segment reconciliation. Refer to Note 16, “Segment Reporting,” for further details.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of June 30, 2018 and December 31, 2017, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At June 30, 2018, the Company had cash and cash equivalents totaling $58.9 million, which included (i) $58.2 million in U.S. financial institutions, and (ii) $0.7 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.5 million in one individual financial institution, were fully insured, except for $25 thousand that exceeded insurance limits at June 30, 2018.  The Company had money market accounts with financial institutions with balances totaling approximately $56.6 million at June 30, 2018.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of gross accounts receivable at June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018 and 2017, no telecommunications carrier accounted for more than 10% of the segment’s total operating revenues.

For the Core Consumer segment, no U.S. retail customer accounted for more than 10% of gross accounts receivable at June 30, 2018. One retail customer accounted for approximately 11% of the segment’s gross accounts receivable at December 31, 2017. For the three and six months ended June 30, 2018 and 2017, no retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, one U.S. retail customer accounted for approximately 29% of gross accounts receivable at June 30, 2018. Two customers accounted for approximately 55% of gross accounts receivable at December 31, 2017.  For the three months ended June 30, 2018 and 2017, one customer accounted for approximately 20% and two customers accounted for approximately 34% of the segment’s total operating revenues, respectively. For the six months ended June 30, 2018 and 2017, one customer accounted for approximately 20% and two customers accounted for approximately 32% of the segment’s total operating revenues, respectively.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $369 thousand at June 30, 2018 and December 31, 2017.

The fair value of time deposits at June 30, 2018 and December 31, 2017 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the six months ended June 30, 2018 and 2017.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry. There was no impairment of receivables for the six months ended June 30, 2018 and 2017.

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

Deferred costs/contract costs to be recognized over the next twelve months are classified as current and included in deferred costs/contract costs, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred costs/contract costs, net of current portion.  There was no impairment of contract costs for the three and six months ended June 30, 2018.

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

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company’s property or equipment at June 30, 2018.

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

The Company recognized impairment charges of $0.1 million on intangible assets during the six months ended June 30, 2018 on an intangible asset that the Company has determined will no longer be used in the future. The Company recognized impairment charges of $16.6 million on intangible assets during the six months ended June 30, 2017. Refer to Note 5, “Intangible Assets” for further details.

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

The Company may utilize a qualitative assessment to determine if it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value. If so, an impairment test must be performed. If not, no further testing is required and the Company documents the relevant qualitative factors that support its fair value. Qualitative factors may include, but are not limited to: macroeconomic conditions, industry and market considerations, cost factors that may have a negative effect on earnings, overall financial performance, and other relevant entity-specific events.  In the first quarter of 2017, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other”, which eliminated step two of the goodwill impairment test.

In 2017, goodwill was allocated between two reporting units, “Core Consumer” and “Enterprise” which were consistent with the reportable segments and evaluated separately. The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full value of its goodwill, during the six months ended June 30, 2017. There was no change in goodwill during the three months ended June 30, 2018.  Refer to Note 6, “Goodwill” and Note 16, “Segment Reporting” for further details.

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

For the Enterprise segment, deferred revenues/contract liabilities consist of hardware or equipment purchased but not yet delivered. There were no deferred revenues/contract liabilities for the Enterprise segment as of June 30, 2018.  Deferred revenues/contract liabilities for the Enterprise segment were not significant as of June 30, 2017.

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

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” for revenue recognition.  Set forth below is a description of revenue recognition policies for our various segments.

Revenue Recognition - Core Consumer Segment

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

For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay for the three and six months ended June 30, 2018 and 2017 was 30 days. Prior to 2018, the Company deferred revenue recognition on retail sales for the delay period, after which revenue for both hardware and service were recognized ratably over the remaining initial access right period.  As of January 1, 2018, the Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining initial access right period.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company estimates all potential returns of devices using a six month rolling average of historical returns and reviews the actual returns against the allowance on a quarterly basis. For the three and six months ended June 30, 2018 and 2017, the Company’s estimates of returns and actual returns have not been materially different.

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

Revenue Recognition - Enterprise Segment

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

Revenue Recognition - SMB Segment

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.5 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively and $1.1 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

Marketing Expenses

Marketing expenses consisted primarily of advertising media buys for television commercials, internet and print advertising, marketing related personnel costs and other marketing projects including sponsorships. Marketing costs are expensed when incurred.

A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Advertising media buys	$174	$664	$362	$1,919
Marketing personnel related	463	412	1,022	1,221
Other marketing projects	256	1,044	701	1,387
Total marketing expenses	$893	$2,120	$2,085	$4,527

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

Research and development expenses were $1.4 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $10 thousand and $21 thousand during the three and six months ended June 30, 2018, respectively. The Company increased the valuation allowance by $15 thousand and $30 thousand during the three and six months ended June 30, 2017, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by a decrease of $168 thousand and $56 thousand in the three and six months ended June 30, 2018, respectively, due primarily to the net impact of accrued interest on previously recorded uncertain positions and the revaluation impact of previously recorded Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by an increase of $0.4 million and $1.8 million in the three and six months ended June 30, 2017, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At June 30, 2018, the estimated annual effective income tax rate is expected to approximate 21.4%, excluding discrete tax items, which` includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Earnings (Loss) per Share Attributable to Common Shareholders

Net income or loss per share attributable to the Company’s common shareholders – basic, is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during each period, including redeemable ordinary shares (if applicable). Net income or loss per share attributable to the Company’s common shareholders – diluted, is computed using the weighted average number of common and potentially dilutive common share equivalents outstanding during the period, including redeemable common shares (if applicable). Potentially dilutive common share equivalents consist of shares issuable upon the exercise or settlement of options to purchase common shares or restricted stock.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”. ASU 2017-09 provides guidance on determining which changes to share-based awards require modification accounting under ASC 718. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  There was no impact on the Company’s financial condition, results of operations and cash flows for the six months ended June 30, 2018 resulting from the adoption of ASU 2017-09.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation: Improvements to Nonemployee Share Based Payment Accounting”. ASU 2018-07 provides guidance on accounting for share-based awards issued to nonemployees. The standard is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted.  The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows.

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

	June 30, 2018	December 31, 2017

Raw materials	$499	$746
Finished goods	1,326	1,134
Total	$1,825	$1,880

The Company did not write off any inventory as obsolete during the three and six months ended June 30, 2018. The Company wrote-off approximately $2 thousand and $403 thousand of obsolete inventory during the three and six months ended June 30, 2017, respectively.  Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were summarized as follows (in thousands):

	Estimated
	Useful Lives	June 30,	December 31,
	(in years)	2018	2017

Switches	3 - 15	$6,854	$6,851
Computers	3	1,995	2,457
Furniture	5 - 7	76	100
Leasehold-improvements	*	387	615
Accumulated depreciation		(7,048)	(7,251)
Total		$2,264	$2,772
* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense was $0.3 million for both of the three months ended June 30, 2018 and 2017, and $0.5 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Refer to Note 16, “Segment Reporting” for further details.

NOTE 5 – INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

		June 30, 2018				December 31, 2017
	Estimated Useful Lives	Gross Carrying	Accumulated		Weighted-Average	Gross Carrying	Accumulated		Weighted-Average
	(in years)	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life

Technology	3 - 17	$2,630	$(2,611)	$19	0.50	$3,110	$(2,973)	$137	5.29
Intellectual property rights	3 - 17	7,333	(5,613)	1,720	5.01	14,162	(11,996)	2,166	4.87
Covenants not-to-compete and not-to-sue	2 - 5	100	(69)	31	0.92	2,185	(2,137)	48	1.42
Customer relationships	5 - 10	4,400	(678)	3,722	7.71	4,900	(900)	4,000	8.21
Software license	2 - 10	2,071	(795)	1,276	5.35	2,297	(554)	1,743	1.46
Process know how	5	400	(93)	307	4.50	400	(49)	351	5.00
Intangible assets subject to amortization		$16,934	$(9,859)	$7,075		$27,054	$(18,609)	$8,445

Tradename		$1,700	$-	$1,700	N/A	$1,700	$-	$1,700	N/A
Domain names		45	-	45	N/A	45	-	45	N/A
Intangible assets not subject to amortization		$1,745	$-	$1,745		$1,745	$-	$1,745

Total intangible assets		$18,679	$(9,859)	$8,820		$28,799	$(18,609)	$10,190

Amortization expense was $0.6 million for the three months ended June 30, 2018 and 2017, and $1.2 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.  Refer to Note 16, “Segment Reporting” for further details.

During the six months ended June 30, 2018, impairment losses of $0.1 million were recognized in Operating Expenses under the Consumer segment in the statement of operations. The impairment was comprised of a software license of $131 thousand (net of accumulated amortization) related to magicJack Connect app, which will no longer be offered.

As part of the Company’s quarterly impairment review for intangible assets with indefinite lives, including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company engaged an independent third party to perform a valuation of the Enterprise segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.  Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 as follows:

	March 31, 2017
	Carrying	Valuation
	Amount	Amount	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
	$22,246	$5,600	$16,646

Based on the carrying value of finite lived identified intangible assets recorded at June 30, 2018, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Six months ending December 31, 2018	$1,015
2019	1,525
2020	1,068
2021	760
2022	695
Thereafter	2,012
$7,075

NOTE 6 – GOODWILL

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2018.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows (in thousands):

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

Deferred costs/contract costs were comprised of the following in the periods shown (in thousands):

	Core Consumer			Enterprise			Consolidated
	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total
Balance at December 31, 2017	$-	$1,893	$1,893	$-	$43	$43	$-	$1,936	$1,936
Adoption of ASC 606	647	(1,893)	(1,246)	-	-	-	647	(1,893)	(1,246)
Balance at January 1, 2018, as adjusted	647	-	647	-	43	43	647	43	690
Costs recognized from previous contracts	(98)	-	(98)	-	(43)	(43)	(98)	(43)	(141)
Additions for contracts acquired in the period	99	-	99	182	101	283	281	101	382
Costs recognized from new contracts	(9)	-	(9)	(12)	(68)	(80)	(21)	(68)	(89)
Balance at June 30, 2018	$639	$-	$639	$170	$33	$203	$809	$33	$842
Current	228	-	228	61	12	73	289	12	301
Non-current	411	-	411	109	21	130	520	21	541

Deferred revenues/contract liabilities were related to the Core Consumer segment and were comprised of the following (in thousands):

	magicJack devices direct sales (1)	magicJack devices retail sales (1)	Access right renewals current	Prepaid minutes	Other	Total Current	Access right renewals non-current	Other	Total
Balance at December 31, 2017	$3,056	$2,221	$34,607	$2,254	$105	$42,243	$38,797	$-	$81,040
Adoption of ASC 606	(1,656)	(978)	-	-	-	(2,634)	-	-	(2,634)
Balance at January 1, 2018, as adjusted	1,400	1,243	34,607	2,254	105	39,609	38,797	-	78,406
Revenue recognized from previous contracts	(1,028)	(850)	(22,670)	(1,370)	(105)	(26,023)	-	-	(26,023)
Additions for contracts acquired in the period	1,796	1,799	16,556	1,673	352	22,176	5,964	9	28,149
Revenue recognized from new contracts	(991)	(883)	(2,034)	(593)	(300)	(4,801)	-	-	(4,801)
Transfer of current portion	-	-	8,168	-	-	8,168	(8,168)	-	-
Balance at June 30, 2018	$1,177	$1,309	$34,627	$1,964	$52	$39,129	$36,593	$9	$75,731

(1) Deferred revenues/contract liabilities from device sales include only the service portion.

Contract liabilities as of June 30, 2018 were related to the Core Consumer segment and are expected to be recognized as revenue in future years as follows (in thousands):

Recognition Period	Estimated Recognition of Contract Liabilities

Next 12 months	$39,129
13-24 Months	16,499
25-36 Months	10,723
37-48 months	4,924
49-60 Months	1,993
61+ Months	2,463
$75,731

Certain costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.2 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively and $4.3 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively. For the Enterprise segment, such costs were approximately $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively and $1.3 million for the six months ended June 30, 2018 and 2017. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three months ended March 31, 2017.

NOTE 8 – OTHER LIABILITIES

As of June 30, 2018 and December 31, 2017, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $13.3 million and $13.1 million, respectively.

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

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation.  The complaint alleges that the Company provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart.  It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring the Company and to incur the cost of conducting due diligence.  The suit seeks an unspecified amount of damages.  The Company disputes GAL’s  claims and intends to vigorously defend the action.   The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On July 12, 2018, plaintiffs Ramon G. Martinez and Moses Lopez filed a putative class action Complaint against magicJack LP and YMAX Holdings Corporation alleging violations of the Telephone Consumer Protection Act in connection with calls placed by an autodialer using a pre-recorded voice without the requisite consent.  The case is pending in the U.S. District Court for the Southern District of Florida as case number 9:18-cv-80917-RLR.  The Complaint is brought on behalf of a nationwide class, and the putative class representative plaintiffs allege that the damages could exceed $5 million.  The Company disputes the plaintiffs’ claims and intends to vigorously defend the action.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter. On March 1, 2018, Flexijet Technologies, Inc. (“Flexijet”) served a complaint for patent infringement against magicJack VocalTec Ltd.  The complaint asserts that certain of the Company’s products infringe United States Patent Nos. 8,296,757; 8,533,352; 8,595,717; 9,043,482; and 9,116,723.  The Company disputes all of the claims by Flexijet and intends to vigorously defend the action.  The Company answered the complaint on May 31, 2018. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

Tax Contingencies

The Company believes that it files all required tax returns and pays all required federal, state and municipal taxes (such as sales, excise, utility, and ad valorem taxes), fees and surcharges. The Company is the subject of inquiries and examinations by various states and municipalities in the normal course of business. In accordance with generally accepted accounting principles, the Company makes a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company believes any possible claims are without merit and vigorously defends its rights. However, if a government entity were to prevail in any matter, it could have a material adverse effect on the Company’s financial condition, results of operation and cash flows. In addition, it is at least reasonably possible that a potential loss may exist for tax contingencies in addition to the provisions taken by the Company. For those potential additional tax contingencies which can be reasonably estimated, that additional potential liability ranges from $0 to $2.5 million dollars.

The Company is currently under examination for potential state tax liabilities in some states and local jurisdictions.  On June 8, 2017, the Company offered to settle a state examination for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis. The taxing authority subsequently rejected the Company’s offer, and as of June 30, 2018, the Company has not reached agreements with the state.

In a letter dated April 23, 2018, the Company received notice that the Internal Revenue Service (the “IRS”) has selected our 2015 United States income tax return for examination.  The Company had an initial meeting with the IRS in June 2018 and supplied responses for the IRS’s initial document requests. The Company believes that the positions taken in its 2015 return are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

Historically, the Company has considered the requirements to collect sales taxes under the auspices of a 1991 Supreme Court case, Quill Corp. v. North Dakota, which established the precedent that a physical presence in the respective state is required for an entity to be subject to a state’s sales and use tax requirements.  Accordingly, the Company had concluded that the Company did not have nexus for sales tax in those states in which it had no physical presence (i.e., it had no employees regularly and systematically there and it had no property there).  On June 21, 2018, via South Dakota v. Wayfair, Inc. (No. 17-494) the U.S. Supreme Court reversed its prior ruling and eliminated the “physical presence” requirement.  The South Dakota law included no prospective liability for sellers, a safe harbor minimum for the number of transactions and dollar value of sales and relaxed registration procedures. However, it is still uncertain how other states will react to the ruling and what kind of overall impact that will have on internet sellers in the United States.  In consideration of the recent ruling, the Company has made the decision to start collecting sales tax on direct sales of its magicJack device in states that have adopted similar “Economic Nexus” laws.  To date, the Company has identified approximately 29 states that have similar laws where the Company will begin collecting and remitting sales tax in the third quarter of 2018.  The Company will continue to monitor the situation and add additional states if deemed necessary.  Though the South Dakota law is to be applied prospectively, it is not certain if other states may try to enact laws on a retrospective basis based on the Wayfair ruling, and the Company cannot estimate the likelihood of liability or the potential amount of assessments that could arise from prior periods if other states tried to apply the ruling on a retrospective basis.

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

In January 2017, the Company reclassified 16,666 shares previously issued out of treasury stock as they had been issued as new ordinary shares. In April 2017, the Company issued 6,996 of its ordinary shares held as treasury shares with a cost of $86 thousand, or $12.32 per share, to Board members as a result of restricted stock vesting. In May 2017, the Company issued 76,211 of its ordinary shares held as treasury shares with a cost of $939 thousand, or $12.32 per share, to an executive officer as a result of restricted stock vesting. In May 2017, the Company purchased 20,844 of its ordinary shares at $6.50 per share, for an aggregate purchase price of approximately $135 thousand, in settlement of the withholding tax liability on the vesting of that restricted stock.

NOTE 11 – REVENUE

The Company’s revenues for the three and six months ended June 30, 2018, disaggregated by segment and timing of revenue recognition were as follows (in thousands):

		For the Three Months Ended June 30, 2018
	Trigger for recognition	Core Consumer	Enterprise	Intercompany	Consolidated

Revenues recognized at a point in time
Sale of magicJack devices, hardware portion	Transfer of control	$692	$-	$-	$692
Shipping and handling	Transfer of control	186	-	-	186
magicJack-related products	Transfer of control	992	-	-	992
UCaaS equipment	Transfer of control	-	263	-	263
Other	Various	165	-	-	165

Revenues recognized over time
Sale of magicJack devices, service portion	Service period	1,106	-	-	1,106
Access right renewals	Service period	12,356	-	-	12,356
Prepaid minutes	Usage	998	-	-	998
Access and wholesale charges	Usage	731	-	-	731
UCaaS service	Service period	-	2,473	(10)	2,463
UCaaS usage	Usage	-	70	-	70

		$17,226	$2,806	$(10)	$20,022

		For the Six Months Ended June 30, 2018
	Trigger for recognition	Core Consumer	Enterprise	Intercompany	Consolidated

Revenues recognized at a point in time
Sale of magicJack devices, hardware portion	Transfer of control	$1,403	$-	$-	$1,403
Shipping and handling	Transfer of control	347	-	-	347
magicJack-related products	Transfer of control	2,088	-	-	2,088
UCaaS equipment	Transfer of control	-	390	-	390
Other	Various	305	-	-	305

Revenues recognized over time
Sale of magicJack devices, service portion	Service period	2,307	-	-	2,307
Access right renewals	Service period	24,704	-	-	24,704
Prepaid minutes	Usage	1,956	-	-	1,956
Access and wholesale charges	Usage	1,511	-	-	1,511
UCaaS service	Service period	-	4,906	(23)	4,883
UCaaS usage	Usage	-	143	-	143

		$34,621	$5,439	$(23)	$40,037

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2018:

	As reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Current assets:
Deferred costs, current portion	$-	$2,112	$2,112
Contract costs, current portion	301	(301)	-
Prepaid income taxes	844	(162)	682
Other current assets	64,996	-	64,996
Total current assets	66,141	1,649	67,790

Deferred tax assets	31,467	-	31,467
Deferred costs, net of current portion	-	129	129
Contract costs, net of current portion	541	(541)	-
Other non-current assets	44,202	-	44,202
Total assets	$142,351	$1,237	$143,588

LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Deferred revenue, current portion	-	41,113	41,113
Contract liabilities, current portion	39,129	(39,129)	-
Other current liabilities	7,400	-	7,400
Total current liabilities	46,529	1,984	48,513

Deferred revenue, net of current portion	-	36,602	36,602
Contract liabilities, net of current portion	36,602	(36,602)	-
Other non-current liabilities	13,994	-	13,994
Total liabilities	97,125	1,984	99,109

Capital equity
Retained earnings	35,554	(747)	34,807
Other capital equity	9,672	-	9,672
Total capital equity	45,226	(747)	44,479
Total liabilities and capital equity	$142,351	$1,237	$143,588

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606

Net revenues	$20,022	$245	$20,267	$40,037	$707	$40,744
Cost of revenues	7,100	(134)	6,966	14,263	(8)	14,255
Gross profit	12,922	379	13,301	25,774	715	26,489

Operating expenses	8,096	-	8,096	18,378	-	18,378
Operating income	4,826	379	5,205	7,396	715	8,111

Total other income	192	-	192	283	-	283
Income before income taxes	5,018	379	5,397	7,679	715	8,394
Income tax expense	922	85	1,007	1,617	162	1,779
Net income	$4,096	$294	$4,390	$6,062	$553	$6,615

	For the Six Months Ended June 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$6,062	$553	$6,615
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments	3,977	-	3,977
Change in operating assets and liabilities
Deferred costs/Contract costs	(156)	(123)	(279)
Prepaid Income taxes	949	162	1,111
Deferred revenue/Contract liabilities	(2,759)	(649)	(3,408)
Other changes	(1,732)	57	(1,675)
Net cash provided by operating activities	6,341	-	6,341
Net cash used in investing activities	(30)	-	(30)
Net cash used in financing activities	(53)	-	(53)
Net increase in cash and cash equivalents	6,258	-	6,258
Cash and cash equivalents, beginning of period	52,638	-	52,638
Cash and cash equivalents, end of period	$58,896	$-	$58,896

The Company uses the practical expedient that allows it to recognize revenue for access and wholesale charges and certain usage charges billed in arears at the amount to which it has the right to invoice in the future. Therefore, we do not disclose the estimated revenues that were unsatisfied (or partially unsatisfied) at the end of the reporting period. Estimated revenues expected to be recognized in the future for other revenue streams related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period are discussed in Note 7, “Deferred Costs and Revenues/Contract Assets and Liabilities”.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options and restricted stock as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with shareholders. The Company is currently granting share-based awards under the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock and ordinary shares. In April 2014 and July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of June 30, 2018, the aggregate number of shares subject to awards under the 2013 Plans was 5,600,000. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Ordinary share options	$554	$230	$1,240	$613
Restricted stock	338	337	745	690
	$892	$567	$1,985	$1,303

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of revenues	$16	$96	$50	$102
Marketing	65	10	144	14
General and administrative	811	461	1,791	1,197
Research and development	-	-	-	(10)
	$892	$567	$1,985	$1,303

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2017, and six months ended June 30, 2018 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2017	3,488,059	$11.13	3.11	$-
Granted	2,896,304	$9.42
Exercised	(181,666)	$7.15
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	(276,436)	$11.01
December 31, 2017	3,424,647	$9.92	3.77	$-
Granted	-	N/A
Exercised	-	N/A
Forfeited	-	N/A
Expired or cancelled	-	N/A
Outstanding at June 30, 2018 (unaudited)	3,424,647	$9.92	3.31	$-
Vested at June 30, 2018 (unaudited)	1,350,446	$10.86	2.98	$-

(1)	The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the date indicated.

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

Share-based compensation expense recognized for ordinary share options was approximately $0.6 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively and $1.2 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. No ordinary share options were exercised during the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was approximately $3.4 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.67 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation" (“ASC 718”).  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not grant any ordinary share options during the six months ended June 30, 2018. The Company granted 100,000 ordinary share options during the six months ended June 30, 2017 with a weighted average fair value of $2.62.  The grants were measured using the following assumptions:

Six Months Ended
June 30,
2017
Expected term (in years)	3.22 to 3.23
Dividend yield	0.00%
Expected volatility	48.77% to 49.56%
Risk free interest rate	1.53%
Forfeiture rate	0.00%

Restricted Stock

The Company may also award restricted stock to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. During the six months ended June 30, 2018, the Company did not grant any restricted stock under the 2013 Plans, as amended. During the six months ended June 30, 2017 the Company granted 80,282 restricted stock awards under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2018:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2017	349,555	$7.65
Granted	-	N/A
Vested	(21,897)	$7.02
Forfeited	-	N/A
Non-vested at June 30, 2018	327,658	$7.24

Share-based compensation expense recognized for restricted stock was approximately $0.3 million for both of the three months ended June 30, 2018 and 2017, and $0.7 million for both of the six months ended June 30, 2018 and 2017. As of June 30, 2018, there was approximately $1.2 million in unrecognized share-based compensation costs related to restricted stock. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.62 years.

NOTE 13 – INCOME TAXES

Total income tax expense (benefit) was $0.9 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively and $1.6 million and ($8.8) million for the six months ended June 30, 2018 and 2017, respectively. The calculation of the Company’s effective income tax rate for the three and six months ended June 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Income before income taxes	$5,018	$1,093	$7,679	$(33,430)
Income tax expense (benefit)	922	2,587	1,617	(8,768)
Effective income tax rate	18.37%	236.69%	21.06%	26.23%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is higher than the Company’s U.S. federal income tax rate of 21% as of June 30, 2018.

For the three months ended June 30, 2018, the Company recorded income tax expense of $0.9 million, which is lower than the expected tax expense of $1.1 million, using the statutory rate of 21%, due, in part, to decreases in the Company’s uncertain tax positions of $0.2 million. Additionally, the effective tax rate was impacted by the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

For the six months ended June 30, 2018, the Company recorded income tax expense of $1.6 million, which is comparable to the expected tax expense using the statutory rate of 21%.

NOTE 14 – NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE

Net income (loss) attributable to common shareholders per share – basic, is calculated by dividing net (loss) income attributable to the Company’s common shareholders (the “Numerator”), by the weighted average number of common shares outstanding during the period, (the “Denominator”). Net income (loss) attributable to common shareholders per share – diluted, is computed by increasing the basic denominator to include the number of ordinary shares that would have been issued if the Company’s dilutive potential common shares had been exercised or vested.  The Company’s potential common shares are the share-based awards (ordinary share options and restricted stock) discussed in Note 12, “Share-Based Compensation”.

The Company calculates the diluted denominator using the treasury stock method, which assumes that all exercise proceeds are used to repurchase common shares, reducing the net number of shares to be added. Share-based awards only have a dilutive effect when the average stock price for the period exceeds their exercise price (“in the money”) and the entity has net income.

The following table presents the computation of basic and diluted net income (loss) per common share attributable to shareholders (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$4,096	$(1,561)	$6,062	$(24,662)

Denominator:
Denominator for basic net income per share - weighted average ordinary shares outstanding	16,205	16,078	16,199	16,056
Effect of dilutive share-based awards outstanding	-	-	-	-
Effect of dilutive share-based awards vested, exercised or expired during the period	-	-	-	-
Denominator for diluted net income per share - weighted average ordinary shares outstanding	16,205	16,078	16,199	16,056

Net income (loss) per common share attributable to common shareholders:
Basic	$0.25	$(0.10)	$0.37	$(1.54)
Diluted	$0.25	$(0.10)	$0.37	$(1.54)

Anti-dilutive share-based awards not included above	3,752	1,317	3,752	1,317

NOTE 15 – BROADSMART ACQUISITION

In March 2016, the Company acquired the assets of Broadsmart for approximately:

(i)	$38.0 million in cash,

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

The Company measures and evaluates its reportable segments based on revenues and gross profit margins. The Company’s segments and their principal activities consist of the following:

Core Consumer

This segment represents a vertically integrated group of companies, an Appserver and session border controller company, a wholesale provider of VoIP services, a softphone company, the developer and provider of the magicJack device, and a wholesaler of telephone service to VoIP providers and telecommunication carriers. This segment represents the historical magicJack Core Consumer business.

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

Selected information is presented by reportable segment below (in thousands):

	For the Three Months Ended June 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$17,226	2,806	(10)	$20,022
Cost of revenues	5,262	1,838	-	7,100
Gross profit (loss)	11,964	968	(10)	12,922

Marketing	632	261	-	893
General and administrative	5,158	651	(10)	5,799
Impairment of intangible assets	-	-	-	-
Research and development	1,404	-	-	1,404
Operating expenses	7,194	912	(10)	8,096

Operating income (loss)	4,770	56	-	4,826

Interest and dividend income	186	1	-	187
Other income (expenses), net	5	-	-	5
Income (loss) before income taxes	$4,961	$57	$-	$5,018

Other Data:
Depreciation expense	$219	48	-	$267
Amortization expense	$355	196	-	$551

	For the Six Months Ended June 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$34,621	5,439	(23)	$40,037
Cost of revenues	10,648	3,615	-	14,263
Gross profit (loss)	23,973	1,824	(23)	25,774

Marketing	1,446	639	-	2,085
General and administrative	11,873	1,451	(23)	13,301
Impairment of intangible assets	131	-	-	131
Research and development	2,861	-	-	2,861
Operating expenses	16,311	2,090	(23)	18,378

Operating income (loss)	7,662	(266)	-	7,396

Interest and dividend income	278	2	-	280
Other income (expenses), net	3	-	-	3
Income (loss) before income taxes	$7,943	$(264)	$-	$7,679

Other Data:
Depreciation expense	$442	96	-	$538
Amortization expense	$846	393	-	$1,239

	As of June 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	$32,304
Total assets	$126,835	15,114	402	$142,351

	For the Three Months Ended June 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$19,334	-	$19,334	3,088	(1)	(40)	$22,381
Cost of revenues	6,185	-	6,185	2,000	(19)	-	8,166
Gross profit (loss)	13,149	-	13,149	1,088	18	(40)	14,215

Marketing	1,884	-	1,884	247	(11)	-	2,120
General and administrative	8,966	-	8,966	755	(137)	(40)	9,544
Impairment of goodwill and intangible assets	-	-	-	-	-	-	-
Research and development	1,462	-	1,462	-	-	-	1,462
Operating expenses	12,312	-	12,312	1,002	(148)	(40)	13,126

Operating income (loss)	837	-	837	86	166	-	1,089

Interest and dividend income	17	-	17	-	-	-	17
Other expenses, net	(13)	-	(13)	-	-	-	(13)
Income (loss) before income taxes	$841	$-	$841	$86	$166	$-	$1,093

Other Data:
Capital expenditures	$1,064	-	$1,064	10	-	-	$1,074
Depreciation expense	$272	-	$272	61	(2)	-	$331
Amortization expense	$380	-	$380	183	-	-	$563

	For the Six Months Ended June 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Other	Intercompany	Consolidated
Statement of Operations:
Net revenues	$39,764	116	$39,880	5,771	-	(73)	$45,578
Cost of revenues	13,342	131	13,473	4,144	-	-	17,617
Gross profit (loss)	26,422	(15)	26,407	1,627	-	(73)	27,961

Marketing	2,962	1,089	4,051	476	-	-	4,527
General and administrative	19,274	1,056	20,330	2,112	-	(73)	22,369
Impairment of goodwill and intangible assets	-	-	-	31,527	-	-	31,527
Research and development	2,364	596	2,960	1	-	-	2,961
Operating expenses	24,600	2,741	27,341	34,116	-	(73)	61,384

Operating income (loss)	1,822	(2,756)	(934)	(32,489)	-	-	(33,423)

Interest and dividend income	23	-	23	-	-	-	23
Other expenses, net	(30)	-	(30)	-	-	-	(30)
Income (loss) before income taxes	$1,815	$(2,756)	$(941)	$(32,489)	$-	$-	$(33,430)

Other Data:
Capital expenditures	$1,094	-	$1,094	72	-	-	$1,166
Depreciation expense	$537	21	$558	107	-	-	$665
Amortization expense	$723	-	$723	1,031	-	-	$1,754

	As of December 31, 2017
	Core Consumer	Enterprise	Other	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	-	$32,304
Total assets	$125,537	15,601	-	(96)	$141,042

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017, as well as our Annual Report on Form 10-K for the year ended December 31, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

Overview

magicJack VocalTec Ltd. and its subsidiaries (the “Company”) is the cloud communications leader that invented the magicJack device as well as other telecommunication products and services. The Company is a vertically integrated group of companies, with capabilities including Voice-over-Internet-Protocol (“VoIP”) services and related equipment sales, and development of the magicJack device. In addition to residential consumers, the Company provides VoIP services and related equipment to small to medium sized businesses, wholesales telephone service to VoIP providers and telecommunication carriers and provides hosted Unified Communication as a Service (“UCaaS”) and related hardware and network equipment primarily to medium-to-large, multi-location enterprise customers.

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

Approximately 85% and 86% of our consolidated revenues in the three and six months ended June 30, 2018 and 2017, respectively, were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation.

The results for the three and six months ended June 30, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

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

CRITICAL ACCOUNTING POLICIES

We have identified below our critical accounting policies that we changed since our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018. Please refer to the Form 10-K for a full discussion of critical accounting policies. These policies are both the most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments and estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

On January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers,” for revenue recognition.  The new standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations.  We adopted the requirements of ASC 606 using the modified retrospective transition method under which the standard was applied only to the most current period presented and the cumulative effect of applying the new standard was recognized at the date of initial application as a cumulative adjustment to retained earnings.  We applied the guidance to contracts that were not completed at the date of initial application. The cumulative effect of initially applying ASC 606 on January 1, 2018 increased retained earnings by approximately $1.3 million, with offsetting adjustments to deferred revenue and deferred costs, not including the tax impact of $0.4 million as an adjustment to the opening balance of equity at January 1, 2018.  Refer to Note 1, “Description of Business and Basis of Presentation”, Note 2, “Summary of Accounting Policies”, Note 7, “Deferred Costs and Revenues/Contract Costs and Liabilities” and Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $10 thousand and $21 thousand during the three and six months ended June 30, 2018, respectively, and we increased the valuation allowance by $15 thousand and $30 thousand during the three and six months ended June 30, 2017, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that are not more likely than not, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by a decrease of $0.2 million and $0.1 million during the three and six months ended June 30, 2018, due primarily to the net impact of accrued interest on previously booked uncertain tax positions and the revaluation impact of previously recorded Israeli uncertain tax positions.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At June 30, 2018, the estimated annual effective income tax rate is expected to approximate 21.4%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the six months ended June 30, 2018 (in thousands).

	June 30,	December 31,
	2018	2017	Change
	(Unaudited)

Cash and cash equivalents	$58,896	$52,638	$6,258
Intangible assets, net	$8,820	$10,190	$(1,370)
Total deferred costs/contract costs	$842	$1,936	$(1,094)
Prepaid income tax	$844	$2,016	$(1,172)
Accounts payable	$2,289	$3,199	$(910)
Accrued expenses and other current liabilities	$5,111	$6,454	$(1,343)
Total deferred revenue/contract liabilities	$75,731	$81,040	$(5,309)

During the six months ended June 30, 2018:

•
cash and cash equivalents increased $6.3 million, primarily reflecting cash generated from ongoing operations, composed of $6.1 million in net income. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

•	net intangible assets decreased $1.4 million primarily due to $1.2 million of amortization.

•	total deferred costs/contract costs decreased $1.1 million due primarily to the impact of the initial adoption of ASC 606.

•	Prepaid income tax decreased $1.2 million due to the net impact of recorded tax expense, estimated tax payments and the adoption of ASU 2016-16 as discussed in Note 1.

•	accounts payable decreased $0.9 million due primarily to timing of payments on trade payables.

•	accrued expenses and other current liabilities decreased $1.3 million due primarily to payment of 2017 bonuses.

•	total deferred revenue/contract liabilities decreased $5.3 million due primarily to the impact of the initial adoption of ASC 606.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended June 30,		2018 Compared to		Six Months Ended June 30,		2018 Compared to
	2018	2017	2017		2018	2017	2017
Revenues
Sale of magicJack devices	$1,798	$2,503	$(705)	(28.2)%	$3,710	$5,346	$(1,636)	(30.6)%
Access right renewals	12,356	13,038	(682)	(5.2)	24,704	26,550	(1,846)	(7.0)
Shipping and handling	186	395	(209)	(52.9)	347	715	(368)	(51.5)
magicJack-related products	992	1,152	(160)	(13.9)	2,088	2,597	(509)	(19.6)
Prepaid minutes	998	1,158	(160)	(13.8)	1,956	2,379	(423)	(17.8)
Access and wholesale charges	731	957	(226)	(23.6)	1,511	2,047	(536)	(26.2)
UCaaS	2,796	3,049	(253)	(8.3)	5,416	5,698	(282)	(4.9)
Other	165	129	36	27.9	305	246	59	24.0
Total Revenues	20,022	22,381	(2,359)	(10.5)	40,037	45,578	(5,541)	(12.2)

Cost of Revenues
Cost of devices and related products	1,335	2,043	(708)	(34.7)	2,641	4,584	(1,943)	(42.4)
Shipping and handling	163	360	(197)	(54.7)	318	821	(503)	(61.3)
Credit card processing fees	385	401	(16)	(4.0)	828	877	(49)	(5.6)
Network and carrier charges	2,146	2,389	(243)	(10.2)	4,280	5,074	(794)	(15.6)
UCaaS	1,838	2,000	(162)	(8.1)	3,615	4,144	(529)	(12.8)
Other	1,233	973	260	26.7	2,581	2,117	464	21.9
Total Cost of Revenues	7,100	8,166	(1,066)	(13.1)	14,263	17,617	(3,354)	(19.0)

Gross Profit	12,922	14,215	(1,293)	(9.1)	25,774	27,961	(2,187)	(7.8)

Operating expenses:
Marketing	893	2,120	(1,227)	(57.9)	2,085	4,527	(2,442)	(53.9)
General and administrative	5,799	9,544	(3,745)	(39.2)	13,301	22,369	(9,068)	(40.5)
Impairment of goodwill and intangible assets	-	-	-	-	131	31,527	(31,396)	(99.6)
Research and development	1,404	1,462	(58)	(4.0)	2,861	2,961	(100)	(3.4)
Total operating expenses	8,096	13,126	(5,030)	(38.3)	18,378	61,384	(43,006)	(70.1)
Operating income (loss)	4,826	1,089	3,737	343.2	7,396	(33,423)	40,819	122.1

Other income (expense):
Interest and dividend income	187	17	170	*	280	23	257	*
Other income (expense), net	5	(13)	18	*	3	(30)	33	*
Total other income (expense)	192	4	188	*	283	(7)	290	*
Income (loss) before income taxes	5,018	1,093	3,925	359.1	7,679	(33,430)	41,109	123.0
Income tax expense (benefit)	922	2,587	(1,665)	(64.4)	1,617	(8,768)	10,385	118.4
Net income (loss)	$4,096	$(1,494)	$5,590	374.2	$6,062	$(24,662)	$30,724	124.6

* - Not meaningful.

Core Consumer Segment

	Three Months Ended June 30,		2018 Compared to		Six Months Ended June 30,		2018 Compared to
	2018	2017	2017		2018	2017	2017
Net revenues	$17,226	$19,334	$(2,108)	(10.9)%	$34,621	$39,880	$(5,259)	(13.2)%
Cost of revenues	5,262	6,185	(923)	(14.9)	10,648	13,473	(2,825)	(21.0)
Gross Profit	11,964	13,149	(1,185)	(9.0)	23,973	26,407	(2,434)	(9.2)

Operating expenses:
Marketing	632	1,884	(1,252)	(66.5)	1,446	4,051	(2,605)	(64.3)
General and administrative	5,158	8,966	(3,808)	(42.5)	11,873	20,330	(8,457)	(41.6)
Impairment of intangible assets	-	-	-	-	131	-	131	100.0
Research and development	4	1,462	(1,458)	(99.7)	2,861	2,960	(99)	(3.3)
Total operating expenses	5,794	12,312	(6,518)	(52.9)	16,311	27,341	(11,030)	(40.3)
Operating income (loss)	6,170	837	5,333	637.2	7,662	(934)	8,596	920.3

Enterprise Segment

	Three Months Ended June 30,		2018 Compared to		Six Months Ended June 30,		2018 Compared to
	2018	2017	2017		2018	2017	2017
Net revenues	$2,806	$3,088	$(282)	(9.1)%	$5,439	$5,771	$(332)	(5.8)%
Cost of revenues	1,838	2,000	(162)	(8.1)	3,615	4,144	(529)	(12.8)
Gross Profit	968	1,088	(120)	(11.0)	1,824	1,627	197	12.1

Operating expenses:
Marketing	261	247	14	5.7	639	476	163	34.2
General and administrative	651	755	(104)	(13.8)	1,451	2,112	(661)	(31.3)
Impairment of goodwill and intangible assets	-	-	-	-	-	31,527	(31,527)	(100.0)
Research and development	-	-	-	-	-	1	(1)	(100.0)
Total operating expenses	912	1,002	(90)	(9.0)	2,090	34,116	(32,026)	(93.9)
Operating income (loss)	56	86	(30)	(34.9)	(266)	(32,489)	32,223	99.2

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017

Revenues

Total revenues were $20.0 million and $22.4 million for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $2.4 million, or 10.5%. The decrease in the components of revenues was primarily attributable to the following:

•
a $0.7 million decrease in revenues from the sale of magicJack devices primarily reflecting lower sales volume and the adoption of ASC 606.  Refer to Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details;

•	a $0.7 million decrease in access right renewal revenues reflecting customer churn;

•	a $0.2 million decrease in revenues from magicJack-related products primarily due to lower sales volume;

•	a $0.2 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	a $0.2 million decrease in revenues from access and wholesale charges due to lower network traffic; and

•	a $0.3 million decrease in revenues from UCaaS reflecting customer churn.

For the three months ended June 30, 2018 and 2017, sales of the magicJack devices through retail outlets represented approximately 66% and 53%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 34% and 47%, respectively, of magicJack devices sold. For the three months ended June 30, 2018 and 2017, no retailer accounted for more than 10% of the Company’s total revenue.

Cost of Revenues

Total cost of revenues was $7.1 million and $8.2 million for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of approximately $1.1 million, or 13.1%. This decrease in cost of revenues was primarily attributable to:

•	a $0.7 million decrease in the cost of devices and related products primarily reflecting lower sales volumes,

•	a $0.2 million decrease in shipping and handling costs due to lower direct sales volume and reduction in costs following the outsourcing of the fulfillment function in the fourth quarter of 2017,

•	a $0.2 million decrease in network and carrier charges primarily as a result of lower usage, and

•
a $0.2 million decrease in UCaaS costs primarily attributable to the successful transition of the customer base to the Company’s Core network for customer call termination and lower amortization expense related to impaired assets.

These decreases were partially offset by an increase of $0.3 million in other costs of revenues primarily reflecting changes to personnel related cost allocations year-over-year.

Operating Expenses

Total operating expenses were $8.1 million and $13.1 million for three months ended June 30, 2018 and 2017, respectively, representing a decrease of $5.0 million, or 38.3%. This change in operating expenses is primarily attributable to:

•	a $1.2 million decrease in marketing expense, primarily related to reduced media buys for the Core Consumer segment,

•	a $3.7 million decrease in General and Administrative (“G&A”) expense, primarily related to the Core Consumer segment and composed of:

i.	$2.1 million decrease in legal expense related to costs associated with responding to activist shareholders and costs associated with the strategic process,

ii.	$0.6 million decrease in professional fees related to the expiration of certain consulting agreements with members of the prior senior management team,

iii.	$0.3 million decrease in chat services primarily attributable to the restructuring of our customer service function, and

iv.	approximately $0.4 million related to costs associated with terminated initiatives.

Income Taxes

Total income tax expense was $0.9 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively. The calculation of our effective income tax rate for the three months ended June 30, 2018 and 2017 was (in thousands):

	Three Months Ended
	June 30,
	2018	2017

Net income (loss) before income taxes	$5,018	$1,093
Income tax (benefit) expense	922	2,587
Effective income tax rate	18.37%	236.69%

We primarily operate in the U.S. and Israel, and our Israeli operations were subject to a statutory income tax rate of 24% in 2017, which declined to 23% in 2018 that is higher than our U.S. federal income tax rate anticipated to be 21% as of June 30, 2018.

For the three months ended June 30, 2018, we recorded income tax expense of $0.9 million, which is lower than the expected tax expense of $1.1 million, using the statutory income tax rate of 21% due in part, to decreases to uncertain tax positions of ($0.2) million. The effective tax rate was also impacted by state taxes in the United States and the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2018 estimated annual effective tax rate is expected to approximate 21.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net Income (Loss) Attributable to Common Shareholders

As a result of the foregoing items, net income attributable to common shareholders increased to $4.1 million in the three months ended June 30, 2018, as compared to a net loss of ($1.6) million in the three months ended June 30, 2017. Net income attributable to common shareholders per diluted ordinary share was $0.25 for the three months ended June 30, 2018, as compared to ($0.10) for the three months ended June 30, 2017. Although revenues were lower in the current year, the decrease was offset by operating expense savings as compared to the high operating expenses in 2017 related to response to activist shareholders and management changes as well as lower marketing spend in 2018 as compared to 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017

Revenues

Total revenues were $40.0 million and $45.6 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $5.5 million, or 12.2%. The decrease in the components of revenues was primarily attributable to the following:

•
a $1.6 million decrease in revenues from the sale of magicJack devices primarily reflecting lower sales volume and the adoption of ASC 606.  Refer to Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details;

•	a $1.8 million decrease in access right renewal revenues reflecting customer churn;

•	a $0.5 million decrease in revenues from magicJack-related products primarily due to lower sales volume;

•	a $0.4 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	a $0.5 million decrease in revenues from access and wholesale charges due to lower network traffic; and

•	a $0.3 million decrease in revenues from UCaaS due to customer churn.

For the six months ended June 30, 2018 and 2017, sales of the magicJack devices through retail outlets represented approximately 64% and 52%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 36% and 48%, respectively, of magicJack devices sold. For the six months ended June 30, 2018 and 2017, no retailer accounted for more than 10% of the Company’s total revenue.

Cost of Revenues

Total cost of revenues was $14.3 million and $17.6 million for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of approximately $3.4 million, or 19.0%. This decrease in cost of revenues was primarily attributable to:

•	a $1.9 million decrease in the cost of devices and related products primarily reflecting lower sales volumes,

•	a $0.5 million decrease in shipping and handling costs due to lower direct sales volume and reduction in costs following the outsourcing of the fulfillment function in the fourth quarter of 2017,

•	a $0.8 million decrease in network and carrier charges primarily as a result of lower usage, and

•
a $0.5 million decrease in UCaaS costs primarily attributable to the successful transition of the customer base to the Company’s Core network for customer call termination and lower amortization expense related to impaired assets.

These decreases were partially offset by an increase of $0.5 million in other cost of revenues due to year-over-year changes to personnel related cost allocations.

Operating Expenses

Total operating expenses were $18.4 million and $61.4 million for six months ended June 30, 2018 and 2017, respectively, representing a decrease of $43.0 million, or 70.1%. This change in operating expenses is primarily attributable to:

•	a $2.4 million decrease in marketing expense, primarily related to reduced media buys for the Core Consumer segment,

•	a $9.1 million decrease in General and Administrative (“G&A”) expense due to several factors including:

i.	a $8.5 million decrease in costs related to the Core Consumer segment, primarily composed of:

▪	$2.6 million decrease in legal and regulatory related expense associated with responding to activist shareholders and costs associated with the strategic process,

▪	$2.1 million decrease in personnel related expenses primarily reflecting 2017 severance and new executive officer compensation accruals including accruals for anticipated sign-on bonuses,

▪	$1.2 million decrease in professional fees related to cost incurred related to the expiration of certain consulting agreements with members of the prior senior management team,

▪	$0.7 million decrease in chat services primarily attributable to the restructuring of our customer service function,

▪	approximately $0.9 million related to costs associated with terminated initiatives

▪	$0.5 million decrease in facility, travel and other administrative costs related to management’s cost savings iniatives and

▪	$0.5 million asset impairment primarily related to our 2017 exit from our joint venture in the home consumer product market; and

ii.
a $0.7 million decrease in costs related to the Enterprise segment, reflecting approximately $0.4 million in lower compensation costs, including stock-based compensation expense, related to the departure of the Broadsmart founders, and approximately $0.2 million in lower bad debt expense and lower facility related costs.

•
a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment in 2017 compared to a $0.1 million impairment of intangible assets in 2018. Refer to Note 5, “Intangible Assets” and Note 6, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Income Taxes

Total income tax expense (benefit) was $1.6 million and ($8.8) million for the six months ended June 30, 2018 and 2017, respectively. The calculation of our effective income tax rate for the three months ended June 30, 2018 and 2017 was (in thousands):

	Three Months Ended
	June 30,
	2018	2017

Net income (loss) before income taxes	$7,679	$(33,430)
Income tax (benefit) expense	1,617	(8,768)
Effective income tax rate	21.06%	26.23%

We primarily operate in the U.S. and Israel, and our Israeli operations were subject to a statutory income tax rate of 24% in 2017, which declined to 23% in 2018 that is higher than our U.S. federal income tax rate anticipated to be 21% as of June 30, 2018.

For the six months ended June 30, 2018, we recorded income tax expense of $1.6 million, which is comparable to the expected tax expense using the statutory income tax rate of 21%.

The 2018 estimated annual effective tax rate is expected to approximate 21.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income or other factors.

Net Income (Loss) Attributable to Common Shareholders

As a result of the foregoing items, net income attributable to common shareholders increased to $6.1 million in the six months ended June 30, 2018, as compared to a net loss of ($24.7) million in the six months ended June 30, 2017. Net income attributable to common shareholders per diluted ordinary share was $0.37 for the six months ended June 30, 2018, as compared to ($1.54) for the six months ended June 30, 2017. The change was primarily due to the impairment of the Enterprise segment intangible assets and high operating expenses related to response to activist shareholders, management changes and investments made in the SMB segment incurred in 2017.

BUSINESS TRENDS

Though revenues in our Core Consumer segment continued to decline during the six months ended June 30, 2018, we were able to control costs and generate positive operating cash flows and net income.  We continue to be encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve retention, invest in new product development and innovation, capitalize on our strong retail distribution, and optimize the marketing of our magicJack products.  During the first half of 2018, we refocused on our magicJack for Business (“mJB”) product offerings for small businesses, making improvements to our web-site buy-flow and integration with our internal provisioning systems, to enable new small business customers to buy our product directly from our web-site, and have their purchased products and services configured and shipped without the need for any agent contact.  We also continued to improve our mJB mobile app, offering improved HD voice quality and user account management.  We also continue to focus on customer care and satisfaction, introducing new free feature enhancements based on user feedback, such as functionality to allow our customers to screen out incoming calls from automated dialers (“robo-caller”), and functionality to enable our customers to instantly renew their service plans.  During the first quarter our Better Business Bureau rating improved to A+.  We believe that because of our brand awareness, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete for residential and small business customers.  We remain firm in our belief that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile apps, our small business offerings or a combination of all three.

In our Enterprise segment, during the six months ended June 30, 2018, we continued efforts to improve the operating results and bolster integration efforts.  We continued to focus on improving customer churn and expanding Broadsmart sales channels and sales for the Enterprise segment. UCaaS business was down from the prior year as revenues from new customers were not enough to offset the loss of Broadsmart’s second largest customer during the second half of 2017.  Our ability to limit customer churn and continue to expand our sales channels are critical to the future success of the Enterprise segment.

Throughout the Company, we have continued our work to consolidate operations, control costs and to eliminate redundant functions across our business lines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of June 30, 2018, we had cash and cash equivalents of $58.9 million, investments of $0.4 million and net accounts receivable of $2.2 million. Our accounts payable at June 30, 2018 were $2.3 million.

During the six months ended June 30, 2018, we generated operating cash flows of $6.3 million, as compared to negative operating cash flows of $4.1 million for the six months ended June 30, 2017. The $10.4 million improvement reflects savings in marketing and general and administrative expenses, primarily related to costs incurred in the prior year that were not incurred in the current year related to; investments in the SMB and Enterprise segments, costs associated with executive management turn-over and management’s response to activist shareholder initiatives. Additionally, we made a payment of $3.1 million for estimated income taxes in the six months ended June 30, 2017 compared to payments of $1.0 million in the six months ended June 30, 2018.  These cost savings were partially offset by lower sales in the Core Consumer magicJack business during the six months ended June 30, 2018. Net income for the six months ended June 30, 2018 was $6.1 million as compared to a net loss of ($24.7) million for the three months ended June 30, 2017.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $6.3 million for the six months ended June 30, 2018.  Net cash used by operating activities was $4.1 million for the three months ended June 30, 2017.

During the six months ended June 30, 2018, net cash provided by operating activities was primarily attributable to:

•
$6.1 million of net income, which included $4.1 million in non-cash items, consisting primarily of (i) $1.8 million of depreciation and amortization expense, and (ii) $2.0 million of stock-based compensation expense; and

•
Changes in operating assets and liabilities of (i) a $0.9 decrease in accounts payable, (ii) a $1.3 million decrease in accrued expenses and other current liabilities, and (iii) a $2.8 million decrease in deferred revenue/contract liabilities.  These items were partially offset by (i) a $0.9 million decrease in prepaid income taxes and (ii) a $0.3 million decrease in accounts receivable.

During the six months ended June 30, 2017, net cash used in operating activities was primarily attributable to:

•
($24.7) million of net loss, which included $28.1 million in non-cash items, consisting primarily of (i) $31.5 million impairment loss on intangible assets, including goodwill, of the Enterprise segment, (ii) $2.4 million of depreciation and amortization expense, (iii) $1.3 million of stock-based compensation expense, and (iv) a $1.8 million increase in uncertain tax positions, partially offset by a $9.1 million deferred income tax benefit; and

•
Changes in operating assets and liabilities of (i) a $2.8 million increase in prepaid income taxes, (ii) a $2.4 million increase in deposits and other current assets, (iii) a $6.0 million decrease in deferred revenue and (iv) a $1.0 million decrease in other non-current liabilities.  These items were partially offset by (i) a $1.0 million decrease in accounts receivable, ii) a $1.7 million decrease in inventory levels, and (iii) a $2.1 million increase in accrued expenses and other current liabilities.

Cash Flow – Investing Activities

No significant cash was used in or provided by financing activities for the six months ended June 30, 2018. Net cash used in investing activities was $1.1 million for the three months ended June 30, 2017, primarily related to purchases of software licenses.

Cash Flow –Financing Activities

No significant cash was used in or provided by financing activities for the six months ended June 30, 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 5.          Other Information

Not applicable.

ITEM 6.          Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2013)

10.1	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018)

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

magicJack VocalTec Ltd. (Registrant)

Dated: August 6, 2018	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer

Dated: August 6, 2018	By: /s/ Thomas Fuller Thomas Fuller Executive Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.