Form 10-Q
period 2018-09-30
MAGICJACK VOCALTEC LTD
filed 2018-11-09
CIK 1005699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐          No ☒

There were 16,248,299 ordinary shares with no par value outstanding at October 31, 2018.

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

PART I – FINANCIAL INFORMATION

ITEM 1.          Financial Statements

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$62,108	$52,638
Investments, at fair value	369	369
Accounts receivable, net of allowance for doubtful accounts and
billing adjustments of $235 and $234, respectively	2,240	2,428
Inventories	2,018	1,880
Deferred costs	-	1,936
Contract costs, current portion	334	-
Prepaid income taxes	646	2,016
Deposits and other current assets	1,399	1,874
Total current assets	69,114	63,141

Property and equipment, net	1,997	2,772
Intangible assets, net	8,284	10,190
Goodwill	32,304	32,304
Deferred tax assets	31,270	31,726
Contract costs, net of current portion	519	-
Deposits and other non-current assets	788	909
Total assets	$144,276	$141,042
LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Accounts payable	$2,866	$3,199
Accrued expenses and other current liabilities	5,272	6,454
Deferred revenue, current portion	-	42,243
Contract liabilities, current portion	37,649	-
Total current liabilities	45,787	51,896

Deferred revenue, net of current portion	-	38,797
Contract liabilities, net of current portion	35,095	-
Other non-current liabilities	14,183	13,787
Total liabilities	95,065	104,480

Commitments and contingencies (Note 9)
Capital equity
Ordinary shares, No par value; 100,000 shares authorized;
25,072 shares issued at September 30, 2018 and December 31, 2017	112,038	112,038
Additional paid-in capital	15,836	13,848
Treasury stock (8,823 and 8,882 shares at September 30, 2018
and December 31, 2017, respectively)	(117,402)	(118,146)
Retained earnings	38,739	28,822
Total capital equity	49,211	36,562
Total liabilities and capital equity	$144,276	$141,042

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share information)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$19,472	$21,657	$59,509	$67,235
Cost of revenues	6,988	7,830	21,251	25,447
Gross profit	12,484	13,827	38,258	41,788

Operating expenses:
Marketing	714	1,933	2,799	6,460
General and administrative	6,203	7,330	19,504	29,699
Impairment of intangible assets and goodwill	-	-	131	31,527
Research and development	1,210	1,477	4,071	4,438
Consideration adjustment/Gain on mark-to-market	-	(894)	-	(894)
Total operating expenses	8,127	9,846	26,505	71,230
Operating income (loss)	4,357	3,981	11,753	(29,442)

Other income (expense):
Interest and dividend income	215	42	495	65
Other income (expense), net	(4)	2	(1)	(28)
Total other income (expense)	211	44	494	37
Income (loss) before income taxes	4,568	4,025	12,247	(29,405)
Income tax expense (benefit)	1,383	1,574	3,000	(7,194)
Net income (loss)	$3,185	$2,451	$9,247	$(22,211)

Income (loss) per share:
Basic	$0.20	$0.15	$0.57	$(1.38)
Diluted	$0.20	$0.15	$0.57	$(1.38)

Weighted average common shares outstanding:
Basic	16,233	16,114	16,210	16,076
Diluted	16,248	16,114	16,250	16,076

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CAPITAL EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Capital Equity
	Number	Amount		Number	Amount
Balance at December 31, 2017,
as previously reported	25,072	$112,038	$13,848	(8,882)	$(118,146)	$28,822	$36,562

Impact of change in accounting
policy*	-	-	-	-	-	670	670
Adjusted balance at January 1, 2018	25,072	$112,038	$13,848	(8,882)	$(118,146)	$29,492	$37,232

Share-based compensation	-	-	2,785	-	-	-	2,785
Issuance of ordinary shares	-	-	(797)	65	797	-	-
Purchase of treasury stock	-	-	-	(6)	(53)	-	(53)
Net income	-	-	-	-	-	9,247	9,247
Balance at September 30, 2018 (unaudited)	25,072	$112,038	$15,836	(8,823)	$(117,402)	$38,739	$49,211

* The net impact of changes in accounting policy is comprised of (i) $1.300 million cumulative effect of initial application of Topic 606, “Revenue from Contracts with Customers,” (ASC 606) to beginning balance of retained earnings, (ii) ($0.407 million) tax impact of initial application of ASC 606, and (iii) ($0.223 million) tax impact of adoption of ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory” (ASU 2016-16).

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$9,247	$(22,211)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for doubtful accounts and billing adjustments	31	8
Share-based compensation	2,785	2,053
Depreciation and amortization	2,596	3,397
Impairment of goodwill and intangible assets	131	31,527
Loss on sale of assets	-	115
Increase of uncertain tax positions	124	1,789
Deferred income tax provision	327	(7,910)
Change in operating assets and liabilities
Accounts receivable	157	635
Inventories	(138)	2,289
Deferred costs/Contract costs	(167)	303
Prepaid income taxes	1,147	(2,507)
Deposits and other current assets	475	673
Other non-current assets	121	249
Receivable from earnout escrow	-	2,000
Accounts payable	(333)	648
Income taxes payable	-	38
Accrued expenses and other current liabilities	(1,182)	(2,377)
Deferred revenue/Contract liabilities	(5,746)	(9,391)
Other non-current liabilities	(6)	(993)
Net cash provided by (used in) operating activities	9,569	335

Cash flows from investing activities:
Purchases of property and equipment	(30)	(510)
Proceeds from sale of investment in joint venture	-	245
Proceeds from sale of property and equipment	-	15
Acquisition of intangible assets	(16)	(1,090)
Net cash used in investing activities	(46)	(1,340)

Cash flows from financing activities:
Repurchase of shares to settle withholding liability	(53)	(135)
Net cash used in financing activities	(53)	(135)
Net increase (decrease) in cash and cash equivalents	9,470	(1,140)
Cash and cash equivalents, beginning of period	52,638	52,394
Cash and cash equivalents, end of period	$62,108	$51,254

See accompanying notes to condensed consolidated financial statements.

MAGICJACK VOCALTEC LTD. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017

Supplemental disclosures:
Income taxes paid	$1,833	$3,313

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

On November 9, 2017, the Company entered into a Merger Agreement with B. Riley Financial, Inc. (“B. Riley”), in which B. Riley has agreed to acquire all of the outstanding shares of the Company for $8.71 per share (“The Transaction”). The purchase price represents a premium of approximately (i) 18.5% over the closing price of the Company’s ordinary shares on the NASDAQ Global Select Market on March 14, 2017, the last completed trading day prior to the date that the Company announced that it had received unsolicited indications of interest and would be considering its strategic alternatives, (ii) 23.6% over the 90-day average closing price of the Company’s ordinary shares for the period ended November 7, 2017, and (iii) 54.2% over the closing price of the Company’s ordinary shares on November 8, 2017, the last completed trading day prior to the Company’s announcement that it entered into the Merger Agreement. The Transaction is subject to various closing conditions, including Company shareholder approval and regulatory approvals.  On March 19, 2018, the shareholders voted to approve the Transaction.  As previously discussed, the Company had received all required consents and approvals from the various state public service commissions.  On November 6, 2018, the Federal Communications Commission approved the merger agreement between the Company and B. Riley Financial Inc satisfying the last regulatory approval required.  The parties have agreed to a scheduled closing date of November 14, 2018.

On May 8, 2018, the Company and B. Riley executed an amendment to the Merger Agreement documenting B. Riley’s intent to reorganize the Company’s structure as soon as practicable after the closing date of the Transaction to transfer ownership of YMax Corporation and subsidiaries to a US subsidiary of B. Riley.

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices, and a customer care call center in West Palm Beach, Florida. In addition, the Company has offices for technology management in Franklin, Tennessee, research and development in Plano, Texas, Alpharetta, Georgia and Warsaw, Poland and the UCaaS provider in West Palm Beach and Fort Lauderdale, Florida.

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

The Company’s unaudited condensed consolidated financial statements are the basis for the discussion and analysis of the Company’s results of operations, liquidity and capital resources. References to authoritative accounting literature in this report, where applicable, are based on the Accounting Standards Codification (“ASC”). The Company’s functional and reporting currency is the United States Dollar (“U.S. Dollar”), which is the currency of the primary economic environment in which its consolidated operations are conducted. Transactions and balances originally denominated in U.S. Dollars are presented at their original amounts. Transactions and balances in currencies other than U.S. Dollars, including New Israeli Shekels (“NIS”) and Polish Zlotny (“PLN”), are re-measured in dollars and any gains or losses are recognized in the Company's unaudited condensed consolidated statement of operations in the period they occur. Approximately 84% and 85% of the Company’s consolidated revenues in the three and nine months ended September 30, 2018, respectively, were from sales to customers located in the United States. Approximately 85% and 86% of the Company’s consolidated revenues in the three and nine months ended September 30, 2017, respectively, were from sales to customers located in the United States.

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

A summary of the significant changes to accounting policies are set out below:

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

The majority of the Company’s Core Consumer segment revenues recognized were generated from sales of the magicJack product line and from the software access right that accompanies these products, which were $15.2 million and $16.8 million for the three months ended September 30, 2018 and 2017, respectively, and $46.1 million and $52.0 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s Core Consumer segment also provides its customers with the ability to make prepaid calls using the magicJack devices and mobile apps by purchasing prepaid minutes. Revenues generated from the usage of prepaid minutes were $0.8 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s Enterprise segment was launched with the acquisition of North American Telecommunications Corporation d/b/a Broadsmart (“Broadsmart”) on March 16, 2016.  The majority of the Company’s Enterprise segment revenues recognized were generated from Broadsmart hosted UCaaS services and sales of hardware and equipment which were $2.5 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively, and $8.0 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s SMB segment did not generate significant revenue for the three months ended March 31, 2017.  Refer to Note 16, “Segment Reporting” for further details.

Basis of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation. The results for the three and nine months ended September 30, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

Noncontrolling Interest

During the year ended December 31, 2016, the Company formed a new subsidiary and entered into a joint venture with an unrelated third party which resulted in the Company having a 60% controlling interest in the joint venture which sold high-technology residential consumer products. On March 31, 2017, this interest was reduced to 36% and on June 30, 2017 the Company sold its remaining interest to the unrelated third party.  Based on the difference between the sales price from the agreement and the carrying value of the asset, the Company recognized an impairment loss of $0.4 million in general and administrative expense in the Core Consumer segment of the consolidated statement of operations for the year ended December 31, 2017.  The operations of the joint venture for the three and nine months ended September 30, 2017 were not significant to the Company’s financial statements.

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

When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. Fair value includes the consideration of nonperformance risk. Nonperformance risk refers to the risk that an obligation (either by a counterparty or the Company) will not be fulfilled. For the Company's financial assets traded in an active market (Level 1), the nonperformance risk is included in the market price. The Company’s assets and liabilities measured on a recurring basis at fair value may include marketable securities and time deposits. As of September 30, 2018 and December 31, 2017, all of them were Level 1 instruments. The fair value of Level 2 securities is estimated based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are expected to approximate fair value because of their immediate availability, near term maturities or potential interest payments at settlement.

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

The Company places its cash and cash equivalents in high quality financial institutions and management believes that the Company is not exposed to any significant risk on its cash accounts. The Company maintains accounts with various banks and brokerage organizations and constantly monitors the creditworthiness of these institutions. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation or FDIC up to $250 thousand in the aggregate and may exceed federally insured limits. Cash accounts at Israeli or Polish banks are not insured. The Company has never experienced any losses related to these balances. At September 30, 2018, the Company had cash and cash equivalents totaling $62.1 million, which included (i) $61.8 million in U.S. financial institutions, and (ii) $0.3 million in foreign financial institutions.

The Company’s non-interest bearing cash balances in U.S. banks, which included $1.3 million in one individual financial institution, were fully insured at September 30, 2018.  The Company had money market accounts with financial institutions with balances totaling approximately $60.5 million at September 30, 2018.

For the Core Consumer segment, no telecommunication carrier accounted for more than 10% of gross accounts receivable at September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018 and 2017, no telecommunications carrier accounted for more than 10% of the segment’s total operating revenues.

For the Core Consumer segment, one U.S. retail customer accounted for approximately 11% of the segment’s gross accounts receivable at September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018 and 2017, no retailer accounted for more than 10% of the segment’s total operating revenues.

For the Enterprise segment, two U.S. retail customers accounted for approximately 41% of gross accounts receivable at September 30, 2018. Two customers accounted for approximately 55% of gross accounts receivable at December 31, 2017.  For the three months ended September 30, 2018 and 2017, one customer accounted for approximately 19% and two customers accounted for approximately 27% of the segment’s total operating revenues, respectively. For the nine months ended September 30, 2018 and 2017, one customer accounted for approximately 19% and two customers accounted for approximately 30% of the segment’s total operating revenues, respectively.

Investments

Investments consist of interest bearing time deposits with maturity dates of greater than 90 days totaling $369 thousand at September 30, 2018 and December 31, 2017.

The fair value of time deposits at September 30, 2018 and December 31, 2017 was determined based on face value, which approximates fair value and is a Level 1 input. There was no realized gain or loss on investments for the nine months ended September 30, 2018 and 2017.

Allowance for Doubtful Accounts and Billing Adjustments

The Company maintains an allowance for doubtful accounts and billing adjustments based on the expected collectability of its accounts receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance includes estimates of billing adjustments, which are negotiated with other telecommunications carriers and are common in the telecommunications industry. There was no impairment of receivables for the nine months ended September 30, 2018 and 2017.

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

Deferred costs/contract costs to be recognized over the next twelve months are classified as current and included in deferred costs/contract costs, current portion in the Company’s consolidated balance sheets. The remaining amounts are classified as non-current in the consolidated balance sheets and included in deferred costs/contract costs, net of current portion.  There was no impairment of contract costs for the three and nine months ended September 30, 2018.

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

The Company reviews property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Property and equipment to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management believes there was no impairment of the Company’s property or equipment at September 30, 2018.

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

The Company recognized impairment charges of $0.1 million on intangible assets during the nine months ended September 30, 2018 on an intangible asset that the Company has determined will no longer be used in the future. The Company recognized impairment charges of $16.6 million on intangible assets during the nine months ended September 30, 2017. Refer to Note 5, “Intangible Assets” for further details.

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

In 2017, goodwill was allocated between two reporting units, “Core Consumer” and “Enterprise” which were consistent with the reportable segments and evaluated separately. The Company recognized impairment charges of $14.9 million on goodwill for the Enterprise reporting unit, the full value of its goodwill, during the nine months ended September 30, 2017. There was no change in goodwill during the nine months ended September 30, 2018.  Refer to Note 6, “Goodwill” and Note 16, “Segment Reporting” for further details.

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

For the Enterprise segment, deferred revenues/contract liabilities consist of hardware or equipment purchased but not yet delivered. There were no deferred revenues/contract liabilities for the Enterprise segment as of September 30, 2018.  Deferred revenues/contract liabilities for the Enterprise segment were not significant as of September 30, 2017.

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

For retail sales of devices, there is a delay between shipment to the retailer and the ultimate sale to a customer (end-user). Based on sales and inventory data provided by retail partners, the Company’s estimate of the delay for the three and nine months ended September 30, 2018 and 2017 was 30 days. Prior to 2018, the Company deferred revenue recognition on retail sales for the delay period, after which revenue for both hardware and service were recognized ratably over the remaining initial access right period.  As of January 1, 2018, the Company recognizes revenue for hardware based on delivery terms to the retailer and revenue for service is deferred for the delay period and recognized ratably over the remaining initial access right period.

Returns from retailers are accepted on an authorized basis for devices deemed defective. The Company estimates all potential returns of devices using a six month rolling average of historical returns and reviews the actual returns against the allowance on a quarterly basis. For the three and nine months ended September 30, 2018 and 2017, the Company’s estimates of returns and actual returns have not been materially different.

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

Other magicJack-Related Products and services

The Company offers customers other optional products and services related to their magicJack devices and services, such as custom or vanity phone numbers, Canadian phone numbers, and the ability to either change their existing phone numbers or port them to a magicJack device. These revenues are recognized when the performance obligation has been satisfied. In 2017, the Company also offered battery powerbanks for mobile devices for which revenue was recognized when shipped.

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

Costs incurred for shipping and handling and credit card charges are included in cost of revenues and are expensed as incurred. Costs for shipping and handling and credit card charges were $0.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively and $1.7 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

A break-down of marketing expense by category is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Advertising media buys	$249	$550	$610	$2,469
Marketing personnel related	413	586	1,435	1,806
Other marketing projects	52	797	754	2,185
Total marketing expenses	$714	$1,933	$2,799	$6,460

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

Research and development expenses were $1.2 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $4.1 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted tax rates or tax laws are included in the provision for income taxes in the period of enactment. The Company’s net deferred tax assets consist primarily of foreign net operating loss carry-forwards, timing differences between recognition of income for book and tax purposes, and the tax benefit related to the impairment of intangible assets, including goodwill, in the Enterprise segment. The Company records a valuation allowance to reduce the net deferred tax assets to the amount that it estimates is more-likely-than-not to be realized. The Company periodically reviews the composition of its deferred tax assets and related valuation allowances and will make adjustments if available evidence indicates that it is more likely than not a change in the carrying amounts is required. The Company increased the valuation allowance by $11 thousand and $33 thousand during the three and nine months ended September 30, 2018, respectively. The Company increased the valuation allowance by $15 thousand and $44 thousand during the three and nine months ended September 30, 2017, respectively.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that the Company estimates where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company revised its liability for uncertain tax positions by an increase of $180 thousand and $124 thousand in the three and nine months ended September 30, 2018, respectively, due primarily to the net impact of accrued interest on previously recorded uncertain positions and the revaluation impact of previously recorded Israeli uncertain tax positions.  The Company revised its liability for uncertain tax positions by a decrease of $20 thousand and an increase of $1.6 million in the three and nine months ended September 30, 2017, respectively, due primarily to an increase in uncertain tax positions related to various state issues and the revaluation impact of certain Israeli uncertain tax positions.

The Company records its income tax expense for interim financial statements by using an estimated annual effective income tax rate based on its expected annual results after consideration of permanent nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on an annual forecast as of the interim reporting date. At September 30, 2018, the estimated annual effective income tax rate is expected to approximate 21.9%, excluding discrete tax items, which` includes federal, foreign, state and local taxes. This rate may fluctuate due to changes in jurisdictional income and to the timing of other discrete period transactions during the remainder of the year.

Earnings (Loss) per Share

Net income or loss per share– basic, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period, including redeemable ordinary shares (if applicable). Net income or loss per share – diluted, is computed using the weighted average number of common and potentially dilutive common share equivalents outstanding during the period, including redeemable common shares (if applicable). Potentially dilutive common share equivalents consist of shares issuable upon the exercise or settlement of options to purchase common shares or restricted stock.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting”. ASU 2017-09 provides guidance on determining which changes to share-based awards require modification accounting under ASC 718. The standard is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted.  There was no impact on the Company’s financial condition, results of operations and cash flows for the nine months ended September 30, 2018 resulting from the adoption of ASU 2017-09.

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

	September 30, 2018	December 31, 2017

Raw materials	$424	$746
Finished goods	1,594	1,134
Total	$2,018	$1,880

The Company wrote-off approximately $81 thousand of obsolete inventory during the three and nine months ended September 30, 2018. The Company (recovered) wrote-off approximately ($33) thousand and $370 thousand of obsolete inventory during the three and nine months ended September 30, 2017, respectively.  Inventory write-offs are reflected in cost of revenues in the unaudited condensed consolidated statements of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment were summarized as follows (in thousands):

	Estimated
	Useful Lives	September 30,	December 31,
	(in years)	2018	2017

Switches	3 - 15	$6,853	$6,851
Computers	3	1,995	2,457
Furniture	5 - 7	76	100
Leasehold-improvements	*	387	615
Accumulated depreciation		(7,314)	(7,251)
Total		$1,997	$2,772

* The estimated useful life for leasehold improvements is the shorter of the term of the lease or life of the asset.

Depreciation expense was $0.3 million for both of the three months ended September 30, 2018 and 2017, and $0.8 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. Refer to Note 16, “Segment Reporting” for further details.

NOTE 5 – INTANGIBLE ASSETS

Identified intangible assets consisted of the following (in thousands):

	Estimated Useful Lives	September 30, 2018				December 31, 2017
		Gross Carrying	Accumulated		Weighted-Average	Gross Carrying	Accumulated		Weighted-Average
	(in years)	Amount	Amortization	Net	Life	Amount	Amortization	Net	Life

Technology	3 - 17	$2,630	$(2,620)	$10	0.25	$3,110	$(2,973)	$137	5.29
Intellectual property rights	3 - 17	7,333	(5,829)	1,504	5.19	14,162	(11,996)	2,166	4.87
Covenants not-to-compete
and not-to-sue	2 - 5	100	(78)	22	0.67	2,185	(2,137)	48	1.42
Customer relationships	5 - 10	4,400	(817)	3,583	7.46	4,900	(900)	4,000	8.21
Software license	2 - 10	2,087	(951)	1,136	5.60	2,297	(554)	1,743	1.46
Process know how	5	400	(116)	284	4.25	400	(49)	351	5.00
Intangible assets subject to amortization		$16,950	$(10,411)	$6,539		$27,054	$(18,609)	$8,445

Tradename		$1,700	$-	$1,700	N/A	$1,700	$-	$1,700	N/A
Domain names		45	-	45	N/A	45	-	45	N/A
Intangible assets not subject to
amortization		$1,745	$-	$1,745		$1,745	$-	$1,745

Total intangible assets		$18,695	$(10,411)	$8,284		$28,799	$(18,609)	$10,190

Amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.  Refer to Note 16, “Segment Reporting” for further details.

During the nine months ended September 30, 2018, impairment losses of $0.1 million were recognized in Operating Expenses under the Consumer segment in the statement of operations. The impairment was comprised of a software license of $131 thousand (net of accumulated amortization) related to magicJack Connect app, which will no longer be offered.

As part of the Company’s quarterly impairment review for intangible assets with indefinite lives, including goodwill, performed as of March 31, 2017, management determined that there were impairment indicators at the Enterprise segment.  Based on the knowable impairment indicators as of March 31, 2017 discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company engaged an independent third party to perform a valuation of the Enterprise segment’s long-lived assets and indefinite-lived intangible assets, including goodwill, as of March 31, 2017.  Based on the results of the valuation, impairment losses of $16.6 million were recognized on the following intangible assets in operating expenses under the Enterprise segment in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 as follows:

	March 31, 2017
	Carrying	Valuation
	Amount	Amount	Impairment

Customer Relationships	$19,572	$4,400	$15,172
Process Know How	974	400	574
Tradename	1,700	800	900
	$22,246	$5,600	$16,646

Based on the carrying value of finite lived identified intangible assets recorded at September 30, 2018, the amortization expense for the future fiscal years is expected to be as follows (in thousands):

Fiscal Year	Amortization Expense

Three months ending December 31, 2018	$464
2019	1,527
2020	1,070
2021	762
2022	696
Thereafter	2,020
$6,539

NOTE 6 – GOODWILL

There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2018.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows (in thousands):

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

Deferred costs/contract costs were comprised of the following in the periods shown (in thousands):

	Core Consumer			Enterprise			Consolidated
	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total	Incremental costs to obtain contracts	Costs to fulfill contracts	Total
Balance at December 31, 2017	$-	$1,893	$1,893	$-	$43	$43	$-	$1,936	$1,936
Adoption of ASC 606	647	(1,893)	(1,246)	-	-	-	647	(1,893)	(1,246)
Balance at January 1, 2018,
as adjusted	647	-	647	-	43	43	647	43	690
Costs recognized from
previous contracts	(146)	-	(146)	-	(43)	(43)	(146)	(43)	(189)
Additions for contracts
acquired in the period	132	-	132	236	105	341	368	105	473
Costs recognized from
new contracts	(18)	-	(18)	(31)	(72)	(103)	(49)	(72)	(121)
Balance at September 30, 2018	$615	$-	$615	$205	$33	$238	$820	$33	$853
Current	240	-	240	81	13	94	321	13	334
Non-current	375	-	375	124	20	144	499	20	519

Deferred revenues/contract liabilities were related to the Core Consumer segment and were comprised of the following (in thousands):

	magicJack devices direct sales (1)	magicJack devices retail sales (1)	Access right renewals current	Prepaid minutes	Other	Total Current	Access right renewals non-current	Other	Total
Balance at December 31, 2017	$3,056	$2,221	$34,607	$2,254	$105	$42,243	$38,797	$-	$81,040
Adoption of ASC 606	(1,656)	(978)	-	-	-	(2,634)	-	-	(2,634)
Balance at January 1, 2018, as adjusted	1,400	1,243	34,607	2,254	105	39,609	38,797	-	78,406
Revenue recognized from
previous contracts	(1,304)	(1,121)	(31,091)	(1,989)	(105)	(35,610)	-	-	(35,610)
Additions for contracts
acquired in the period	2,569	2,461	23,682	2,379	649	31,740	8,427	27	40,194
Revenue recognized from
new contracts	(1,614)	(1,422)	(5,894)	(774)	(542)	(10,246)	-	-	(10,246)
Transfer of current portion	-	-	12,153	-	3	12,156	(12,153)	(3)	-
Balance at September 30, 2018	$1,051	$1,161	$33,457	$1,870	$110	$37,649	$35,071	$24	$72,744

(1) Deferred revenues/contract liabilities from device sales include only the service portion.

Contract liabilities as of September 30, 2018 were related to the Core Consumer segment and are expected to be recognized as revenue in future years as follows (in thousands):

Recognition Period	Estimated Recognition of Contract Liabilities

Next 12 months	$37,649
13-24 Months	16,530
25-36 Months	10,040
37-48 months	4,303
49-60 Months	1,763
61+ Months	2,459
$72,744

Certain costs necessary to fulfill the Company’s obligations to provide broadband telephone service to new and existing customers who have purchased magicJack devices or access rights to access the Company’s servers are expensed as incurred. For the Core Consumer segment, such costs were approximately $2.1 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively and $6.4 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. For the Enterprise segment, such costs were approximately $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively and $2.0 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. Costs related to providing broadband telephone service to SMB segment customers were not significant for the three months ended March 31, 2017.

NOTE 8 – OTHER LIABILITIES

As of September 30, 2018 and December 31, 2017, other non-current liabilities primarily consisted of provisions for uncertain tax positions of $13.4 million and $13.1 million, respectively.

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

On August 11, 2017, a putative class action lawsuit titled Freedman v. magicJack VocalTec Ltd. et al., Case 9-17-cv-80940, was filed against the Company and its Board of Directors in the United States District Court for the Southern District of Florida. The complaint alleged claims against the Company and the current members of its Board of Directors as well as two former members for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, arising from proxy statements issued in connection with the April 19, 2017 shareholders meeting and the July 31, 2017 shareholders meeting that allegedly misrepresented material facts concerning the “true value” of Broadsmart Global, Inc. and its future prospects in order that the individual defendants (the Board members) could entrench themselves on the Board and extract unwarranted compensation from the Company in connection with their attempt to sell the Company. In January 2018, the plaintiff filed an Amended Complaint. On February 16, 2018, the Company and all of the individual defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed his opposition to the motion to dismiss on April 2, 2018, and defendants’ reply was filed on April 19, 2018. The court issued an order dismissing the amended complaint without prejudice on August 9, 2018.  The plaintiff filed an amended complaint, and on August 20, 2018, the Company filed a motion to dismiss the second amended complaint.  No decision has yet been reached on the motion   The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On March 1, 2018, Flexijet Technologies, Inc. (“Flexijet”) served a complaint for patent infringement against magicJack VocalTec Ltd.  The complaint asserts that certain of the Company’s products infringe United States Patent Nos. 8,296,757; 8,533,352; 8,595,717; 9,043,482; and 9,116,723.  The Company disputes all of the claims by Flexijet and intends to vigorously defend the action.  The Company answered the complaint on May 31, 2018, and served its invalidity contentions on August 27, 2018.. The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

In June 2018, Galilee Acquisition LLC f/k/a Sutton View Acquisition LLC (“GAL”) filed a complaint, served the following month, (case No.:50-2018-CA-007976-XXXX-MB) in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against magicJack Vocaltec Ltd. alleging a claim for negligent misrepresentation.  The complaint alleges that the Company provided false, material information to the plaintiff concerning its business, including information related to the operations, revenue projections, profit projections and growth forecast of Broadsmart.  It alleges that the plaintiff relied on the information provided in determining whether to pursue acquiring the Company and to incur the cost of conducting due diligence.  The suit seeks an unspecified amount of damages.  The Company disputes GAL’s claims and intends to vigorously defend the action.  The Company filed a motion to dismiss on September 4, 2018, which remains pending.  The Company cannot estimate the amount of potential liability, if any, that could arise from this matter.

On July 12, 2018, plaintiffs Ramon G. Martinez and Moses Lopez filed a putative class action complaint against magicJack LP and YMAX Holdings Corporation in the U.S. District Court for the Southern District of Florida as case number 9:18-cv-80917-RLR, alleging violations of the Telephone Consumer Protection Act in connection with calls placed by an autodialer using a pre-recorded voice without the requisite consent.  The Plaintiffs entered into a stipulation with the Company under which the Complaint has been dismissed with prejudice, and on October 24, 2018, the Court issued an order closing the case.

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

The Company is currently under examination for potential state tax liabilities in some states and local jurisdictions.  On June 8, 2017, the Company offered to settle a state examination for payment of $0.6 million and the agreement to remit certain taxes on a prospective basis. The taxing authority subsequently rejected the Company’s offer, and as of September 30, 2018, the Company has not reached an agreement with the state.

In a letter dated April 23, 2018, the Company received notice that the Internal Revenue Service (the “IRS”) has selected our 2015 United States income tax return for examination.  The Company had an initial meeting with the IRS in June 2018 and has supplied responses for all of the IRS’s document requests to date.  The Company believes that the positions taken in its 2015 return are reasonable and appropriate, however, the Company cannot be sure of the ultimate outcome of the examination and cannot estimate the likelihood of liability or the amount of potential assessments, if any, that could arise from the examination.

Historically, the Company has considered the requirements to collect sales taxes under the auspices of a 1991 Supreme Court case, Quill Corp. v. North Dakota, which established the precedent that a physical presence in the respective state is required for an entity to be subject to a state’s sales and use tax requirements.  Accordingly, the Company had concluded that the Company did not have nexus for sales tax in those states in which it had no physical presence (i.e., it had no employees regularly and systematically there and it had no property there).  On June 21, 2018, via South Dakota v. Wayfair, Inc. (No. 17-494) the U.S. Supreme Court reversed its prior ruling and eliminated the “physical presence” requirement.  The South Dakota law included no prospective liability for sellers, a safe harbor minimum for the number of transactions and dollar value of sales and relaxed registration procedures. However, it is still uncertain how other states will react to the ruling and what kind of overall impact that will have on internet sellers in the United States.  In consideration of the recent ruling, the Company has made the decision to start collecting sales tax on direct sales of its magicJack device in states that have adopted similar “Economic Nexus” laws.  To date, the Company has identified approximately 29 states that have similar laws. The Company  began registering for, collecting and remitting sales tax to the identified jurisdictions during the third quarter of 2018.  The Company will continue to monitor the situation and add additional states if deemed necessary.  Though the South Dakota law is to be applied prospectively, it is not certain if other states may try to enact laws on a retrospective basis based on the Wayfair ruling, and the Company cannot estimate the likelihood of liability or the potential amount of assessments that could arise from prior periods if other states tried to apply the ruling on a retrospective basis.

Historically, the Company has from time to time received Letters of Inquiry (“LOI”) from the Enforcement Bureau of the Federal Communications Commission (“FCC”) regarding the nature of the Company’s Core Consumer product offering.  The Company has promptly responded to the inquiries of the Enforcement Bureau. As it has previously disclosed, the Company believes that under current regulations it is not an interconnected VoIP provider subject to FCC regulations.  To date, the Company has not received any formal notice from the FCC of any enforcement action.  The Company intends to vigorously defend itself if an enforcement action is initiated.  The Company, however, cannot be sure of the ultimate outcome of any possible FCC action and cannot estimate the likelihood of liability or  the amount of potential assessments, if any, that could arise.

NOTE 10 – TREASURY STOCK

In March 2018, the Company issued 21,897 of its ordinary shares held as treasury shares with a cost of $270 thousand, or $12.32 per share, to employees as a result of restricted stock vesting. In March 2018, the Company purchased 6,365 of its ordinary shares at $8.40 per share, for an aggregate purchase price of approximately $53 thousand, in settlement of the withholding tax liability on the vesting of the restricted stock. In August 2018, the Company issued 42,873 of its ordinary shares held as treasury shares with a cost of $528 thousand, or $12.32 per share, to board members as a result of restricted stock vesting.

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

NOTE 11 – REVENUE

The Company’s revenues for the three and nine months ended September 30, 2018, disaggregated by segment and timing of revenue recognition were as follows (in thousands):

		For the Three Months Ended September 30, 2018
	Trigger for recognition	Core Consumer	Enterprise	Intercompany	Consolidated

Revenues recognized at a point in time
Sale of magicJack devices,
hardware portion	Transfer of control	$522	$-	$-	$522
Shipping and handling	Transfer of control	223	-	-	223
magicJack-related products
and services	Transfer of control	1,029	-	-	1,029
UCaaS equipment	Transfer of control	-	142	-	142
Other	Various	212	-	-	212

Revenues recognized over time
Sale of magicJack devices,
service portion	Service period	1,158	-	-	1,158
Access right renewals	Service period	12,286	-	-	12,286
Prepaid minutes	Usage	798	-	-	798
Access and wholesale charges	Usage	698	-	-	698
UCaaS service	Service period	-	2,375	(49)	2,326
UCaaS usage	Usage	-	78	-	78

		$16,926	$2,595	$(49)	$19,472

		For the Nine Months Ended September 30, 2018
	Trigger for recognition	Core Consumer	Enterprise	Intercompany	Consolidated

Revenues recognized at a point in time
Sale of magicJack devices,
hardware portion	Transfer of control	$1,925	$-	$-	$1,925
Shipping and handling	Transfer of control	570	-	-	570
magicJack-related products
and services	Transfer of control	3,117	-	-	3,117
UCaaS equipment	Transfer of control	-	532	-	532
Other	Various	517	-	-	517

Revenues recognized over time
Sale of magicJack devices,
service portion	Service period	3,465	-	-	3,465
Access right renewals	Service period	36,990	-	-	36,990
Prepaid minutes	Usage	2,754	-	-	2,754
Access and wholesale charges	Usage	2,209	-	-	2,209
UCaaS service	Service period	-	7,281	(72)	7,209
UCaaS usage	Usage	-	221	-	221

		$51,547	$8,034	$(72)	$59,509

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018:

	As reported	Adjustments	Balances without adoption of ASC 606
ASSETS
Current assets:
Deferred costs, current portion	$-	$2,140	$2,140
Contract costs, current portion	334	(334)	-
Prepaid income taxes	646	(201)	445
Other current assets	68,134	-	68,134
Total current assets	69,114	1,605	70,719

Deferred tax assets	31,270	-	31,270
Deferred costs, net of current portion	-	144	144
Contract costs, net of current portion	519	(519)	-
Other non-current assets	43,373	-	43,373
Total assets	$144,276	$1,230	$145,506

LIABILITIES AND CAPITAL EQUITY
Current liabilities:
Deferred revenue, current portion	-	39,544	39,544
Contract liabilities, current portion	37,649	(37,649)	-
Other current liabilities	8,138	-	8,138
Total current liabilities	45,787	1,895	47,682

Deferred revenue, net of current portion	-	35,095	35,095
Contract liabilities, net of current portion	35,095	(35,095)	-
Other non-current liabilities	14,183	-	14,183
Total liabilities	95,065	1,895	96,960

Capital equity
Retained earnings	38,739	(665)	38,074
Other capital equity	10,472	-	10,472
Total capital equity	49,211	(665)	48,546
Total liabilities and capital equity	$144,276	$1,230	$145,506

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606	As reported	Adjustments	Balances without adoption of ASC 606

Net revenues	$19,472	$97	$19,569	$59,509	$804	$60,313
Cost of revenues	6,988	(24)	6,964	21,251	(32)	21,219
Gross profit	12,484	121	12,605	38,258	836	39,094

Operating expenses	8,127	-	8,127	26,505	-	26,505
Operating income	4,357	121	4,478	11,753	836	12,589

Total other income	211	-	211	494	-	494
Income before income taxes	4,568	121	4,689	12,247	836	13,083
Income tax expense	1,383	40	1,423	3,000	201	3,201
Net income	$3,185	$81	$3,266	$9,247	$635	$9,882

	For the Nine Months Ended September 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606

Cash flows from operating activities:
Net income	$9,247	$635	$9,882
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash adjustments	5,994	-	5,994
Change in operating assets and liabilities
Deferred costs/Contract costs	(167)	(154)	(321)
Prepaid Income taxes	1,147	201	1,348
Deferred revenue/Contract liabilities	(5,746)	(739)	(6,485)
Other changes	(906)	57	(849)
Net cash provided by operating activities	9,569	-	9,569
Net cash used in investing activities	(46)	-	(46)
Net cash used in financing activities	(53)	-	(53)
Net increase in cash and cash equivalents	9,470	-	9,470
Cash and cash equivalents, beginning of period	52,638	-	52,638
Cash and cash equivalents, end of period	$62,108	$-	$62,108

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

NOTE 12 – SHARE-BASED COMPENSATION

The Company has granted ordinary share options and restricted stock as an alternative or supplement to the compensation of its executives, employees, directors and outside consultants. The Company’s share-based compensation program is a long-term retention program intended to attract and reward talented executives, employees and outside consultants, and align their interests with shareholders. The Company is currently granting share-based awards under the Amended and Restated magicJack VocalTec Ltd. 2013 Stock Incentive Plan and the Amended and Restated magicJack VocalTec Ltd. 2013 Israeli Stock Incentive Plan (together, the “2013 Plans”) which were approved by shareholders in July 2013 at the annual general meeting of shareholders to allow grants of ordinary share options, restricted stock and ordinary shares. In April 2014 and July 2017, the shareholders approved amendments to the 2013 Plans increasing the number of share based awards available for grant. As of September 30, 2018, the aggregate number of shares subject to awards under the 2013 Plans was 5,600,000. The Company’s policy is to recognize compensation expense for awards with only service conditions and a graded vesting on a straight-line basis over the requisite vesting period for the entire award.

The Company’s share-based compensation expense for ordinary share options and issued restricted stock for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Ordinary share options	$517	$407	$1,757	$1,020
Restricted stock	283	343	1,028	1,033
	$800	$750	$2,785	$2,053

The detail of total share-based compensation recognized by classification on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of revenues	$16	$57	$66	$159
Marketing	62	50	206	64
General and administrative	722	643	2,513	1,840
Research and development	-	-	-	(10)
	$800	$750	$2,785	$2,053

Ordinary Share Options

Ordinary share options granted under the 2013 Plans have a five-year life and typically vest over a period of 36 months beginning at the date of grant. The 2013 Plans, as amended, currently allow for a maximum term of five years for awards granted. The following table provides additional information regarding ordinary share options issued, outstanding and exercisable for the year ended December 31, 2017, and nine months ended September 30, 2018 (aggregate intrinsic value in thousands):

Date of Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
January 1, 2017	3,488,059	$11.13	3.11	$-
Granted	2,896,304	$9.42
Exercised	(181,666)	$7.15
Forfeited(2)	(2,501,614)	$11.12
Expired or cancelled	(276,436)	$11.01
December 31, 2017	3,424,647	$9.92	3.77	$-
Granted	-	N/A
Exercised	-	N/A
Forfeited	-	N/A
Expired or cancelled	-	N/A
Outstanding at September 30, 2018 (unaudited)	3,424,647	$9.92	3.08	$-
Vested at September 30, 2018 (unaudited)	1,350,446	$10.86	2.74	$-

(1)	The aggregate intrinsic value is the amount by which the market value for the Company's common stock exceeds the weighted average exercise price of the outstanding stock options on the date indicated.

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

Share-based compensation expense recognized for ordinary share options was approximately $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. No ordinary share options were exercised during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was approximately $2.8 million of unrecognized share-based compensation expense related to unvested ordinary share options, which is expected to be recognized over a weighted average remaining period of 1.43 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, assumed employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing ordinary share options, the Company used historical volatility at the date of grant. The approximate risk-free interest rate was based on the U.S. Treasury yield for comparable periods. The Company has experienced forfeitures in the past and estimates a forfeiture rate for awards issued when deemed applicable. The expected term of the ordinary share options was calculated using the simplified method in accordance with section 10-S99 of ASC 718, "Compensation - Stock Compensation" (“ASC 718”).  The Company does not expect to pay dividends on its ordinary shares in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The Company did not grant any ordinary share options during the nine months ended September 30, 2018. The Company granted 2,896,304 ordinary share options during the nine months ended September 30, 2017 with a weighted average fair value of $2.14.  The grants were measured using the following assumptions:

Nine Months Ended
September 30,
2017
Expected term (in years)	3.22 to 3.50
Dividend yield	0.00%
Expected volatility	48.88%
Risk free interest rate	1.53% to 1.63%
Forfeiture rate	0.00%

Restricted Stock

The Company may also award restricted stock to its executives, employees, directors and outside consultants under the 2013 Plans, which may vest based on service or a combination or service and other conditions, such as market share price. The compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. During the nine months ended September 30, 2018, the Company did not grant any restricted stock under the 2013 Plans, as amended. During the nine months ended September 30, 2017 the Company granted 276,890 restricted stock awards under the 2013 Plans, as amended.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2018:

		Average
	Number of	Fair Value
	Shares	at Grant Date
December 31, 2017	349,555	$7.65
Granted	-	N/A
Vested	(64,770)	$7.27
Forfeited	-	N/A
Non-vested at September 30, 2018	284,785	$7.22

Share-based compensation expense recognized for restricted stock was approximately $0.3 million for both of the three months ended September 30, 2018 and 2017, and $1.0 million for both of the nine months ended September 30, 2018 and 2017. As of September 30, 2018, there was approximately $0.9 million in unrecognized share-based compensation costs related to restricted stock. The unrecognized share-based compensation expense is expected to be recognized over a weighted average remaining period of 0.44 years.

NOTE 13 – INCOME TAXES

Total income tax expense (benefit) was $1.4 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and ($7.2) million for the nine months ended September 30, 2018 and 2017, respectively. The calculation of the Company’s effective income tax rate for the three and nine months ended September 30, 2018 and 2017 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Income before income taxes	$4,568	$4,025	$12,247	$(29,405)
Income tax expense (benefit)	1,383	1,574	3,000	(7,194)
Effective income tax rate	30.28%	39.11%	24.50%	24.47%

The Company primarily operates in the U.S. and Israel, and the Company’s Israeli operations are subject to a statutory income tax rate of 24% in 2017 and 23% in 2018 which is higher than the Company’s U.S. federal income tax rate of 21% as of September 30, 2018.

For the three months ended September 30, 2018, the Company recorded income tax expense of $1.4 million, which is higher than the expected tax expense of $1.0 million, using the statutory rate of 21%, due, in part, to increases in the Company’s uncertain tax positions of $0.2 million and a return to provision adjustment related to its 2017 U.S. tax return of $0.2 million. Additionally, the effective tax rate was impacted by the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

For the nine months ended September 30, 2018, the Company recorded income tax expense of $3.0 million, which is higher than the expected tax expense of $2.6 million, using the statutory rate of 21% due  primarily to increases in the Company’s uncertain tax positions of $0.1 million and a return to provision true-up related to its 2017 U.S. tax return of $0.2 million.

NOTE 14 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share – basic, is calculated by dividing net income (loss) (the “Numerator”), by the weighted average number of common shares outstanding during the period, (the “Denominator”). Net income (loss) per share – diluted, is computed by increasing the basic denominator to include the number of ordinary shares that would have been issued if the Company’s dilutive potential common shares had been exercised or vested.  The Company’s potential common shares are the share-based awards (ordinary share options and restricted stock) discussed in Note 12, “Share-Based Compensation”.

The Company calculates the diluted denominator using the treasury stock method, which assumes that all exercise proceeds are used to repurchase common shares, reducing the net number of shares to be added. Share-based awards only have a dilutive effect when the average stock price for the period exceeds their exercise price (“in the money”) and the entity has net income.

The following table presents the computation of basic and diluted net income (loss) per common share (in thousands, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$3,185	$2,451	$9,247	$(22,211)

Denominator:
Denominator for basic net income per share -
weighted average ordinary shares outstanding	16,233	16,114	16,210	16,076
Effect of dilutive share-based awards outstanding	-	-	-	-
Effect of dilutive share-based awards vested,
exercised or expired during the period	15	-	40	-
Denominator for diluted net income per share -
weighted average ordinary shares outstanding	16,248	16,114	16,250	16,076

Net income (loss) per share:
Basic	$0.20	$0.15	$0.57	$(1.38)
Diluted	$0.20	$0.15	$0.57	$(1.38)

Anti-dilutive share-based awards not included above	3,340	4,031	3,340	4,031

NOTE 15 – BROADSMART ACQUISITION

In March 2016, the Company acquired the assets of Broadsmart for approximately:

(i)	$38.0 million in cash,

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

During the  quarter ended March 31, 2017, the Company recognized impairment charges of $31.5 million on Broadsmart intangible assets, including goodwill.  The carrying value of the Broadsmart business after the impairment was $18.5 million at March 31, 2017. Refer to Note 5, “Intangible Assets” and Note 6, “Goodwill” for further details.

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

In the three months ended March 31, 2017, the Company reported the results of its operations in three separate reportable segments – “Core Consumer”, “Enterprise” and “SMB”.  These segments were organized by the products and services that were sold, the customers that were served and the executive teams that managed their operations. During the first quarter of 2017, management restructured the Company to absorb within the Core Consumer segment, all of operations and functions of the SMB segment which was based on the activities of magicJack SMB, Inc. (“SMB”) and included the magicJack for Business product line.  Accordingly, this segment was no longer an operating segment and does not show separate activity for periods after March 31, 2017.

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

Selected information is presented by reportable segment below (in thousands):

	For the Three Months Ended September 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$16,926	2,595	(49)	$19,472
Cost of revenues	5,102	1,886	-	6,988
Gross profit (loss)	11,824	709	(49)	12,484

Marketing	517	197	-	714
General and administrative	5,732	520	(49)	6,203
Impairment of intangible assets	-	-	-	-
Research and development	1,210	-	-	1,210
Operating expenses	7,459	717	(49)	8,127

Operating income (loss)	4,365	(8)	-	4,357

Other Data:
Depreciation expense	$219	48	-	$267
Amortization expense	$354	198	-	$552

	For the Nine Months Ended September 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$51,547	8,034	(72)	$59,509
Cost of revenues	15,750	5,501	-	21,251
Gross profit (loss)	35,797	2,533	(72)	38,258

Marketing	1,963	836	-	2,799
General and administrative	17,605	1,971	(72)	19,504
Impairment of intangible assets	131	-	-	131
Research and development	4,071	-	-	4,071
Operating expenses	23,770	2,807	(72)	26,505

Operating income (loss)	12,027	(274)	-	11,753

Other Data:
Depreciation expense	$661	144	-	$805
Amortization expense	$1,200	591	-	$1,791

	As of September 30, 2018
	Core Consumer	Enterprise	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	$32,304
Total assets	$129,265	15,003	8	$144,276

	For the Three Months Ended September 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$19,010	-	$19,010	2,691	(44)	$21,657
Cost of revenues	6,099	-	6,099	1,731	-	7,830
Gross profit (loss)	12,911	-	12,911	960	(44)	13,827

Marketing	1,563	-	1,563	370	-	1,933
General and administrative	6,656	-	6,656	718	(44)	7,330
Impairment of goodwill and
intangible assets	-	-	-	-	-	-
Research and development	1,472	-	1,472	5	-	1,477
Gain on mark-to-market	(894)	-	(894)	-	-	(894)
Operating expenses	8,797	-	8,797	1,093	(44)	9,846

Operating income (loss)	4,114	-	4,114	(133)	-	3,981

Other Data:
Depreciation expense	$254	-	$254	67	-	$321
Amortization expense	$472	-	$472	184	-	$656

	For the Nine Months Ended September 30, 2017
	Previous Core Consumer	SMB	Revised Core Consumer	Enterprise	Intercompany	Consolidated
Statement of Operations:
Net revenues	$58,774	116	$58,890	8,462	(117)	$67,235
Cost of revenues	19,441	131	19,572	5,875	-	25,447
Gross profit (loss)	39,333	(15)	39,318	2,587	(117)	41,788

Marketing	4,525	1,089	5,614	846	-	6,460
General and administrative	25,930	1,056	26,986	2,830	(117)	29,699
Impairment of goodwill and
intangible assets	-	-	-	31,527	-	31,527
Research and development	3,836	596	4,432	6	-	4,438
Gain on mark-to-market	(894)	-	(894)	-	-	(894)
Operating expenses	33,397	2,741	36,138	35,209	(117)	71,230

Operating income (loss)	5,936	(2,756)	3,180	(32,622)	-	(29,442)

Other Data:
Depreciation expense	$790	21	$811	175	-	$986
Amortization expense	$1,196	-	$1,196	1,215	-	$2,411

	As of December 31, 2017
	Core Consumer	Enterprise	Intercompany	Consolidated
Balance Sheet Data:
Goodwill	$32,304	-	-	$32,304
Total assets	$125,537	15,601	(96)	$141,042

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017, as well as our Annual Report on Form 10-K for the year ended December 31, 2017. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, the accuracy of which involves risk and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section titled “Risk Factors” of our Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

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

The Company was incorporated in the State of Israel in 1989 and is domiciled in Netanya, Israel, with executive and administrative offices, and a customer care call center in West Palm Beach, Florida. In addition the Company has offices for technology management in Franklin, Tennessee, research and development in Plano, Texas, Alpharetta, Georgia and Warsaw, Poland and the UCaaS provider in West Palm Beach and Fort Lauderdale, Florida.

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

Approximately 84% and 85% of our consolidated revenues in the three and nine months ended September 30, 2018, respectively, were derived from sales to customers located in the United States.  Approximately 85% and 86% of our consolidated revenues in the three and nine months ended September 30, 2017, respectively, were derived from sales to customers located in the United States.

Basis of Consolidation

Our consolidated financial statements include the accounts of magicJack VocalTec and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications may have been made to prior period financial statement amounts to conform to the current presentation.

The results for the three and nine months ended September 30, 2018 may not be indicative of the results for the entire year ending December 31, 2018. The interim unaudited condensed consolidated financial statements should be read in conjunction with our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018.

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

CRITICAL ACCOUNTING POLICIES

We have identified below our critical accounting policies that have changed since our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018. Please refer to the Form 10-K for a full discussion of critical accounting policies.  These policies are both the most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective and complex judgments and estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES

We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their book basis using enacted tax rates. Any changes in enacted rates or tax laws are included in the provision for income taxes in the year of enactment. Our net deferred tax assets consist primarily of foreign net operating loss carry-forwards and timing differences between recognition of income for book and tax purposes. We record a valuation allowance to reduce the net deferred tax assets to the amount that we estimate is more-likely-than-not to be realized. We periodically review the composition of our net deferred tax assets and related valuation allowances and make adjustments if available evidence indicates that it is more-likely-than-not a change in the carrying amounts is required. We increased the valuation allowance by $11 thousand and $33 thousand during the three and nine months ended September 30, 2018, respectively, and we increased the valuation allowance by $15 thousand and $44 thousand during the three and nine months ended September 30, 2017, respectively.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions that are not more likely than not, no tax benefit has been recognized in the financial statements. We revised our liability for uncertain tax positions by an increase of $0.2 million and $0.1 million during the three and nine months ended September 30, 2018, due primarily to the net impact of accrued interest on previously booked uncertain tax positions and the revaluation impact of previously recorded Israeli uncertain tax positions.

We record our income tax expense for interim financial statements by using an estimated annual effective income tax rate based on our expected annual results after elimination of nontaxable items. The tax benefits of net operating loss carry-forwards expected to be realized through 2018 and changes in other deferred tax assets and liabilities are recognized during interim periods based on annual forecasts as of the interim reporting date. At September 30, 2018, the estimated annual effective income tax rate is expected to approximate 21.9%, excluding discrete tax items, which includes federal, foreign, and state and local taxes. This rate may fluctuate due to changes in our jurisdictional income and due to the timing of other discrete period transactions during the remainder of the year.

SIGNIFICANT CHANGES IN FINANCIAL POSITION

The following table presents significant changes in our unaudited condensed consolidated balance sheets for the nine months ended September 30, 2018 (in thousands).

	September 30,	December 31,
	2018	2017	Change
	(Unaudited)

Cash and cash equivalents	$62,108	$52,638	$9,470
Intangible assets, net	$8,284	$10,190	$(1,906)
Total deferred costs/contract costs	$853	$1,936	$(1,083)
Prepaid income tax	$646	$2,016	$(1,370)
Accrued expenses and other current liabilities	$5,272	$6,454	$(1,182)
Total deferred revenue/contract liabilities	$72,744	$81,040	$(8,296)

During the nine months ended September 30, 2018:

•
cash and cash equivalents increased $9.5 million, primarily reflecting cash generated from ongoing operations, composed of $9.2 million in net income. A detailed discussion of this change is provided in “Liquidity and Capital Resources”.

•	net intangible assets decreased $1.9 million primarily due to $1.8 million of amortization.

•	total deferred costs/contract costs decreased $1.1 million due primarily to the impact of the initial adoption of ASC 606.

•	Prepaid income tax decreased $1.4 million due to the net impact of recorded tax expense, estimated tax payments and the adoption of ASU 2016-16 as discussed in Note 1.

•	accrued expenses and other current liabilities decreased $1.2 million due primarily to payment of 2017 bonuses and lower year-over-year bonus accrual amounts.

•
total deferred revenue/contract liabilities decreased $8.3 million due primarily to the recognition of 2017 contract liabilities exceeding the deferral associated with 2018 sales and the impact of the initial adoption of ASC 606.

RESULTS OF OPERATIONS

The following table presents our unaudited condensed consolidated results of operations for the periods indicated (in thousands). The unaudited condensed consolidated statements of operations below have been expanded to show the composition of our revenues and cost of revenues to enable a more meaningful discussion of our operations.

	Three Months Ended		2018		Nine Months Ended		2018
	September 30,		Compared to		September 30,		Compared to
	2018	2017	2017		2018	2017	2017
Revenues
Sale of magicJack devices	$1,680	$2,608	$(928)	(35.6)%	$5,390	$7,954	$(2,564)	(32.2)%
Access right renewals	12,286	12,778	(492)	(3.9)	36,990	39,328	(2,338)	(5.9)
Shipping and handling	223	297	(74)	(24.9)	570	1,012	(442)	(43.7)
magicJack-related products
and services	1,029	1,126	(97)	(8.6)	3,117	3,723	(606)	(16.3)
Prepaid minutes	798	1,111	(313)	(28.2)	2,754	3,490	(736)	(21.1)
Access and wholesale charges	698	897	(199)	(22.2)	2,209	2,944	(735)	(25.0)
UCaaS	2,546	2,646	(100)	(3.8)	7,962	8,344	(382)	(4.6)
Other	212	194	18	9.3	517	440	77	17.5
Total Revenues	19,472	21,657	(2,185)	(10.1)	59,509	67,235	(7,726)	(11.5)

Cos t of Revenues
Cost of devices and related products	1,214	1,701	(487)	(28.6)	3,855	6,285	(2,430)	(38.7)
Shipping and handling	170	273	(103)	(37.7)	488	1,094	(606)	(55.4)
Credit card processing fees	366	396	(30)	(7.6)	1,194	1,273	(79)	(6.2)
Network and carrier charges	2,109	2,436	(327)	(13.4)	6,389	7,510	(1,121)	(14.9)
UCaaS	1,886	1,731	155	9.0	5,501	5,875	(374)	(6.4)
Other	1,243	1,293	(50)	(3.9)	3,824	3,410	414	12.1
Total Cost of Revenues	6,988	7,830	(842)	(10.8)	21,251	25,447	(4,196)	(16.5)

Gross Profit	12,484	13,827	(1,343)	(9.7)	38,258	41,788	(3,530)	(8.4)

Operating expenses:
Marketing	714	1,933	(1,219)	(63.1)	2,799	6,460	(3,661)	(56.7)
General and administrative	6,203	7,330	(1,127)	(15.4)	19,504	29,699	(10,195)	(34.3)
Impairment of goodwill and intangible assets	-	-	-	-	131	31,527	(31,396)	(99.6)
Research and development	1,210	1,477	(267)	(18.1)	4,071	4,438	(367)	(8.3)
Consideration adjustment / gain on mark-to-market	-	(894)	894	100.0	-	(894)	894	100.0
Total operating expenses	8,127	9,846	(1,719)	(17.5)	26,505	71,230	(44,725)	(62.8)
Operating income (loss)	4,357	3,981	376	9.4	11,753	(29,442)	41,195	139.9

Other income (expense):
Interest and dividend income	215	42	173	*	495	65	430	*
Other income (expense), net	(4)	2	(6)	*	(1)	(28)	27	*
Total other income (expense)	211	44	167	*	494	37	457	*
Income (loss) before income taxes	4,568	4,025	543	13.5	12,247	(29,405)	41,652	141.6
Income tax expense (benefit)	1,383	1,574	(191)	(12.1)	3,000	(7,194)	10,194	141.7
Net income (loss)	$3,185	$2,451	$734	29.9	$9,247	$(22,211)	$31,458	141.6

* - Not meaningful.

Core Consumer Segment

	Three Months Ended September 30,		2018 Compared to		Nine Months Ended September 30,		2018 Compared to
	2018	2017	2017		2018	2017	2017
Net revenues	$16,926	$19,010	$(2,084)	(11.0)%	$51,547	$58,890	$(7,343)	(12.5)%
Cost of revenues	5,102	6,099	(997)	(16.3)	15,750	19,572	(3,822)	(19.5)
Gross Profit	11,824	12,911	(1,087)	(8.4)	35,797	39,318	(3,521)	(9.0)

Operating expenses:
Marketing	517	1,563	(1,046)	(66.9)	1,963	5,614	(3,651)	(65.0)
General and administrative	5,732	6,656	(924)	(13.9)	17,605	26,986	(9,381)	(34.8)
Impairment of intangible assets	-	-	-	-	131	-	131	100.0
Research and development	1,210	1,472	(262)	(17.8)	4,071	4,432	(361)	(8.1)
Consideration adjustment /
gain on mark-to-market	-	(894)	894	100.0	-	(894)	894	100.0
Total operating expenses	7,459	8,797	(1,338)	(15.2)	23,770	36,138	(12,368)	(34.2)
Operating income	4,365	4,114	251	6.1	12,027	3,180	8,847	278.2

Enterprise Segment

	Three Months Ended September 30,		2018 Compared to		Nine Months Ended September 30,		2018 Compared to
	2018	2017	2017		2018	2017	2017
Net revenues	$2,595	$2,691	$(96)	(3.6)%	$8,034	$8,462	$(428)	(5.1)%
Cost of revenues	1,886	1,731	155	9.0	5,501	5,875	(374)	(6.4)
Gross Profit	709	960	(251)	(26.1)	2,533	2,587	(54)	(2.1)

Operating expenses:
Marketing	197	370	(173)	(46.8)	836	846	(10)	(1.2)
General and administrative	520	718	(198)	(27.6)	1,971	2,830	(859)	(30.4)
Impairment of goodwill and
intangible assets	-	-	-	-	-	31,527	(31,527)	(100.0)
Research and development	-	5	(5)	(100.0)	-	6	(6)	(100.0)
Total operating expenses	717	1,093	(376)	(34.4)	2,807	35,209	(32,402)	(92.0)
Operating loss	(8)	(133)	125	94.0	(274)	(32,622)	32,348	99.2

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

Total revenues were $19.5 million and $21.7 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $2.2 million, or 10.1%. The decrease in the components of revenues was primarily attributable to the following:

•
a $0.9 million decrease in revenues from the sale of magicJack devices primarily reflecting lower sales volume and the adoption of ASC 606.  Refer to Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details;

•	a $0.5 million decrease in access right renewal revenues reflecting customer churn;

•	a $0.1 million decrease in shipping and handling revenues primarily due to lower sales volume;

•	a $0.1 million decrease in revenues from magicJack-related products and services primarily due to lower sales volume;

•	a $0.3 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	a $0.2 million decrease in revenues from access and wholesale charges due to lower network traffic; and

•	a $0.1 million decrease in revenues from UCaaS reflecting customer churn.

For the three months ended September 30, 2018 and 2017, sales of the magicJack devices through retail outlets represented approximately 59% and 60%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 41% and 40%, respectively, of magicJack devices sold. For the three months ended September 30, 2018 and 2017, no retailer accounted for more than 10% of the Company’s total revenue.

Cost of Revenues

Total cost of revenues was $7.0 million and $7.8 million for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of approximately $0.8 million, or 10.8%. This decrease in cost of revenues was primarily attributable to:

•	a $0.5 million decrease in the cost of devices and related products primarily reflecting lower sales volumes,

•	a $0.1 million decrease in shipping and handling costs due to lower direct sales volume and reduction in costs following the outsourcing of the fulfillment function in the fourth quarter of 2017, and

•	a $0.3 million decrease in network and carrier charges primarily as a result of lower usage.

These decreases were partially offset by an increase of $0.2 million in UCaaS costs primarily reflecting the reclassification of software support costs from general and administrative costs to cost of revenues.

Operating Expenses

Total operating expenses were $8.1 million and $9.8 million for three months ended September 30, 2018 and 2017, respectively, representing a decrease of $1.7 million, or 17.9%. This change in operating expenses is primarily attributable to:

•	a $1.2 million decrease in marketing expense, primarily related to reduced media buys for the Core Consumer segment,

•	a $1.1 million decrease in General and Administrative (“G&A”) expense, primarily related to the Core Consumer segment and primarily composed of:

i.	$0.3 million decrease in legal expense related to 2017 costs associated with responding to activist shareholders and costs associated with the strategic process,

ii.	$0.3 million decrease in professional fees related to the expiration of certain consulting agreements with members of the prior senior management team, and

iii.	approximately $0.2 million related to costs associated with terminated initiatives.

These decreases were partially offset by an increase of $0.9 million reflecting a consideration adjustment / gain on mark-to-market that occurred in 2017 that did not recur in 2018.

Income Taxes

Total income tax expense was $1.4 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. The calculation of our effective income tax rate for the three months ended September 30, 2018 and 2017 was (in thousands):

	Three Months Ended
	September 30,
	2018	2017

Net income (loss) before income taxes	$4,568	$4,025
Income tax (benefit) expense	1,383	1,574
Effective income tax rate	30.28%	39.11%

We primarily operate in the U.S. and Israel, and our Israeli operations were subject to a statutory income tax rate of 24% in 2017, which declined to 23% in 2018 and is higher than our U.S. federal income tax rate anticipated to be 21% as of September 30, 2018.

For the three months ended September 30, 2018, we recorded income tax expense of $1.4 million, which is higher than the expected tax expense of $1.0 million, using the statutory income tax rate of 21% due in part, to increases to uncertain tax positions of $0.2 million and $0.2 million related to the adjustment of the 2017 tax provision to reflect the actual return filed. The effective tax rate was also impacted by state taxes in the United States and the higher jurisdictional tax rate charged on the operating income of the Company’s Israeli operations.

The 2018 estimated annual effective tax rate is expected to approximate 21.9%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income and due to the timing of other discrete period transactions.

Net Income (Loss)

As a result of the foregoing items, net income increased to $3.2 million in the three months ended September 30, 2018, as compared to $2.5 million in the three months ended September 30, 2017. Net income per diluted ordinary share was $0.20 for the three months ended September 30, 2018, as compared to $0.15 for the three months ended September 30, 2017. Although revenues were lower in the current year, the decrease was offset by operating expense savings as compared to the high operating expenses in 2017 related to response to activist shareholders, costs associated with the strategic process and management changes as well as lower marketing spend in 2018 as compared to 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

Total revenues were $59.5 million and $67.2 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $7.7 million, or 11.5%. The decrease in the components of revenues was primarily attributable to the following:

•
a $2.6 million decrease in revenues from the sale of magicJack devices primarily reflecting lower sales volume and the adoption of ASC 606.  Refer to Note 11, “Revenue” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details;

•	a $2.3 million decrease in access right renewal revenues reflecting customer churn;

•	a $0.4 million decrease in shipping and handling revenues primarily due to lower sales volume;

•	a $0.6 million decrease in revenues from magicJack-related products and services primarily due to lower sales volume;

•	a $0.7 million decrease in revenues from prepaid minutes resulting from lower usage levels;

•	a $0.7 million decrease in revenues from access and wholesale charges due to lower network traffic; and

•	a $0.4 million decrease in revenues from UCaaS due to customer churn.

For the nine months ended September 30, 2018 and 2017, sales of the magicJack devices through retail outlets represented approximately 63% and 52%, respectively, of sales of all magicJack devices sold. For the same periods, direct sales represented approximately 37% and 48%, respectively, of magicJack devices sold. For the nine months ended September 30, 2018 and 2017, no retailer accounted for more than 10% of the Company’s total revenue.

Cost of Revenues

Total cost of revenues was $21.3 million and $25.4 million for the nine months ended September 30, 2018 and 2017, respectively, representing a decrease of approximately $4.2 million, or 16.5%. This decrease in cost of revenues was primarily attributable to:

•	a $2.4 million decrease in the cost of devices and related products primarily reflecting lower sales volumes,

•	a $0.6 million decrease in shipping and handling costs due to lower direct sales volume and reduction in costs following the outsourcing of the fulfillment function in the fourth quarter of 2017,

•	a $1.1 million decrease in network and carrier charges primarily as a result of lower usage, and

•
a $0.4 million decrease in UCaaS costs primarily attributable to the successful transition of the customer base to the Company’s Core network for customer call termination and lower amortization expense related to impaired assets, partially offset by software support costs reclassified from general and administrative costs.

These decreases were partially offset by an increase of $0.4 million in other cost of revenues primarily due to year-over-year changes to personnel related cost allocations.

Operating Expenses

Total operating expenses were $26.4 million and $71.2 million for nine months ended September 30, 2018 and 2017, respectively, representing a decrease of $44.8 million, or 62.9%. This change in operating expenses is primarily attributable to:

•	a $3.7 million decrease in marketing expense, primarily related to reduced media buys for the Core Consumer segment,

•	a $10.2 million decrease in General and Administrative (“G&A”) expense due to several factors including:

i.	a $9.4 million decrease in costs related to the Core Consumer segment, primarily composed of:

▪	$2.8 million decrease in legal and regulatory related expense associated with responding to activist shareholders and costs associated with the strategic process,

▪	$2.1 million decrease in personnel related expenses primarily reflecting 2017 severance and new executive officer compensation accruals including accruals for anticipated sign-on bonuses,

▪	$1.6 million decrease in professional fees related to cost incurred related to the expiration of certain consulting agreements with members of the prior senior management team,

▪	$0.6 million decrease in chat services primarily attributable to the restructuring of our customer service function,

▪	approximately $1.1 million related to costs associated with terminated initiatives

▪	$0.6 million decrease in facility, travel and other administrative costs related to management’s cost savings initiatives and

▪	$0.5 million asset impairment primarily related to our 2017 exit from our joint venture in the home consumer product market; and

ii.
a $0.9 million decrease in costs related to the Enterprise segment, reflecting approximately $0.4 million in lower compensation costs, including stock-based compensation expense, related to the departure of the Broadsmart founders, approximately $0.2 million in lower expense related to consultants and professional fees and approximately $0.3 million in software support and maintenance expense reclassified to cost of revenues, and lower facility related costs.

•
a $31.5 million impairment of intangible assets, including goodwill, related to the Enterprise segment in 2017 compared to a $0.1 million impairment of intangible assets in 2018. Refer to Note 5, “Intangible Assets” and Note 6, “Goodwill” in the Notes to our unaudited condensed consolidated financial statements included in Item 1 herein for further details.

Income Taxes

Total income tax expense (benefit) was $3.0 million and ($7.2) million for the nine months ended September 30, 2018 and 2017, respectively. The calculation of our effective income tax rate for the nine months ended September 30, 2018 and 2017 was (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Net income (loss) before income taxes	$12,247	$(29,405)
Income tax (benefit) expense	3,000	(7,194)
Effective income tax rate	24.50%	24.47%

We primarily operate in the U.S. and Israel, and our Israeli operations were subject to a statutory income tax rate of 24% in 2017, which declined to 23% in 2018  and is higher than our U.S. federal income tax rate anticipated to be 21% as of September 30, 2018.

For the nine months ended September 30, 2018, we recorded income tax expense of $3.0 million, which is higher than the expected tax expense of $2.6 million using the statutory income tax rate of 21% due  primarily to increases in our uncertain tax positions of $0.1 million and a return to provision adjustment related to our 2017 U.S. tax return of $0.2 million.

The 2018 estimated annual effective tax rate is expected to approximate 21.4%, excluding discrete tax items, but may fluctuate during the year due to changes in our jurisdictional income or other factors.

Net Income (Loss)

As a result of the foregoing items, net income increased to $9.2 million in the nine months ended September 30, 2018, as compared to a net loss of ($22.2) million in the nine months ended September 30, 2017. Net income per diluted ordinary share was $0.57 for the nine months ended September 30, 2018, as compared to ($1.38) for the nine months ended September 30, 2017. The change was primarily due to the 2017 impairment of the Enterprise segment intangible assets and high operating expenses related to response to activist shareholders, the strategic process, management changes and investments made in the SMB segment incurred in 2017.

BUSINESS TRENDS

Revenues in our Core Consumer segment continued to decline during the three and nine months ended September 30, 2018.  However, we were able to control costs and generate positive operating cash flows and net income.  We remain encouraged by the loyalty of our existing customer base and we continue to undertake efforts to improve retention, invest in new product development and innovation, capitalize on our strong retail distribution, and optimize the marketing of our magicJack products.  During 2018, we have refocused on our magicJack for Business (“mJB”) product offerings for small businesses, making improvements to our web-site buy-flow and integration with our internal provisioning systems, to enable new small business customers to buy our product directly from our website, and have their purchased products and services configured and shipped without the need for any agent contact.  We have also maintained efforts to improve our mJB mobile app, offering improved HD voice quality and user account management.  Additionally, we continue to focus on customer care and satisfaction, introducing new free feature enhancements based on user feedback, such as functionality to allow our customers to screen out incoming calls from automated dialers (“robo-caller”), and functionality to enable our customers to instantly renew their service plans.  During the first quarter our Better Business Bureau rating improved to A+.  We believe that because of our brand awareness, and our vertically integrated operations and Competitive Local Exchange Carrier (“CLEC”) network with significant excess capacity, we can effectively compete for residential and small business customers.  We remain firm in our belief that there will continue to be solid demand for our low priced, unlimited phone service, whether through our magicJack devices, our mobile apps, our small business offerings or a combination of all three.

In our Enterprise segment, we are maintaining our efforts to  improve the segment’s operating results and bolster integration efforts.  We continue to focus on improving customer churn and expanding sales channels and sales for the Enterprise segment. UCaaS business is down from the prior year as revenues from new customers were not enough to offset the loss of Broadsmart’s second largest customer during the second half of 2017.  Our ability to limit customer churn and continue to expand our sales channels are critical to the future success of the Enterprise segment.

Throughout the Company, we continue our work to consolidate operations, control costs and eliminate redundant functions across our business lines.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations, cash on hand and investments. As of September 30, 2018, we had cash and cash equivalents of $62.1 million, investments of $0.4 million and net accounts receivable of $2.2 million. Our accounts payable at September 30, 2018 were $2.9 million.

During the nine months ended September 30, 2018, we generated operating cash flows of $9.6 million, as compared to $0.3 million for the nine months ended September 30, 2017. The $9.3 million improvement reflects savings in marketing and general and administrative expenses, primarily related to lower media spend and costs incurred in the prior year that were not incurred in the current year related to; investments in the SMB and Enterprise segments, costs associated with executive management turn-over, the strategic process and management’s response to activist shareholder initiatives. Additionally, we made a payment of $3.1 million for estimated income taxes in the nine months ended September 30, 2017 compared to payments of $1.8 million in the nine months ended September 30, 2018.  These cost savings were partially offset by lower revenues in the Core Consumer magicJack business during the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 was $9.2 million as compared to a net loss of ($22.2) million for the nine months ended September 30, 2017.

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

Cash Flow – Operating Activities

Net cash provided by operating activities was $9.6 million for the nine months ended September 30, 2018.  Net cash provided by operating activities was $0.3 million for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, net cash provided by operating activities was primarily attributable to:

•
$9.2 million of net income, which included $6.0 million in non-cash items, consisting primarily of (i) $2.6 million of depreciation and amortization expense, and (ii) $2.8 million of stock-based compensation expense; and

•
Changes in operating assets and liabilities of (i) a $0.3 decrease in accounts payable, (ii) a $1.2 million decrease in accrued expenses and other current liabilities, and (iii) a $5.7 million decrease in deferred revenue/contract liabilities.  These items were partially offset by (i) a $1.1 million decrease in prepaid income taxes and (ii) a $0.5 million decrease in deposits and other current assets.

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

Cash Flow – Investing Activities

No significant cash was used in or provided by financing activities for the nine months ended September 30, 2018. Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2017, primarily related to purchases of software licenses.

Cash Flow –Financing Activities

No significant cash was used in or provided by financing activities for the nine months ended September 30, 2018 and 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks that are inherent in our financial statements, including changes in interest rates, equity and derivative prices and foreign currency exchange rates that could adversely affect our results of operations or financial condition.

Exposure to Interest Rates

The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time maximizing the income we receive from our investments without incurring investment market volatility risk. Our investment income is sensitive to the general level of United States interest rates. In this regard, changes in the United States interest rates affect the interest earned on our cash and cash equivalents. Due to the short-term nature of our cash and cash equivalent holdings, a 10% movement in market interest rates would not materially impact the total fair value of our portfolio as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

magicJack VocalTec Ltd. (Registrant)
Dated: November 9, 2018	By: /s/ Don C. Bell, III Don C. Bell. III President and Chief Executive Officer
Dated: November 9, 2018	By: /s/ Thomas Fuller Thomas Fuller Executive Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of CEO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of CFO of magicJack VocalTec Ltd. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934.